Form 10-K
period 2006-12-31
TESCO CORP
filed 2007-03-29
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-28778

Tesco Corporation

(Exact name of registrant as specified in its charter)

Alberta	76-0419312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3993 West Sam Houston Parkway North Suite 100 Houston, Texas	77043-1221
(Address of Principal Executive Offices)	(Zip Code)

713-359-7000

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares, without par value	Toronto Stock Exchange Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                    Accelerated Filer  ☑                    Non-Accelerated Filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $719,246,099. This figure is estimated as of March 15, 2007, at which date the closing price of the registrant’s shares on the Nasdaq Global Market was $24.54 per share.

Number of shares of Common Stock outstanding as of March 15, 2007: 36,394,956

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: Proxy Statement for 2007 Annual Meeting of Stockholders—Part III

PART I

ITEM 1.	BUSINESS.

General

Tesco Corporation is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas.

TESCO was created on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation. The amalgamated corporation continued under the name Tesco Corporation. Unless the context indicates otherwise, a reference in this Form 10-K to “TESCO”, “the Company”, “we” or “us” includes TESCO and its subsidiaries.

During 2006, we determined that we no longer qualified for foreign private issuer status related to periodic reporting of our financial results with the U.S. Securities and Exchange Commission (“SEC”). As a result, we are required to prepare and file this Annual Report on Form 10-K reporting our annual results for the year ended December 31, 2006 and will file quarterly reports on Form 10-Q for our future quarterly results thereafter. Also, at December 31, 2006, we began reporting our results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, we have restated our results of operations and financial position for the years 2002 through 2006 to conform with US GAAP. Although we are a U.S. registrant with the SEC, we are still organized under the laws of Alberta.

Effective January 1, 2006, we adopted the U.S. dollar as our reporting currency since a majority of our revenue is closely tied to the U.S. dollar, and also to facilitate comparability to other oil and gas service companies. Unless indicated otherwise, all amounts stated in this Form 10-K are denominated in United States (“U.S.”) dollars. All references to US$ or to $ are to U.S. dollars and references to C$ are to Canadian dollars.

Changing the reporting currency affects the presentation in our Consolidated Financial Statements, but not the underlying accounting records, which are maintained in the functional currency of our operating units. The functional currency for our Canadian operations is the Canadian dollar; however the U.S. dollar became the functional currency in all other regions, effective January 1, 2006. The financial results for Canadian operations have been translated into U.S. dollars as described in Note 1 of the Consolidated Financial Statements.

We organize our activities into two business segments, Top Drives and Casing Services, and our financial and operating data are presented consistent with that structure. The Top Drive business comprises top drive sales, top drive rentals and after-market sales and service. The Casing Services business includes CASING DRILLING® and Tubular Services. For financial information regarding each segment, including revenues from external customers and a measure of profit or loss, refer to Part II, Item 7 of this Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation).

In addition, please refer to Part II, Item 8, Note 13 in the Consolidated Financial Statements for segment and geographic information.

Top Drive Segment

Our Top Drive segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We primarily manufacture top drives which are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide rental top drives on a day-rate basis for land and offshore drilling rigs, offering a range of systems which can be installed in practically any mast configuration, including workover rigs. Our rental fleet is comprised of hydraulically powered top drive systems, with power ratings of 460 to 1,250 horsepower and load path ratings of 150 to 650 tons, each equipped with its own independent power unit. This unique combination permits a high level of portability and installation flexibility.

Our top drive system rental fleet is deployed strategically around the world, to be available to customers on a timely basis. Top drive rental revenue from our customers was $101.9 million in 2006, $74.5 million in 2005, and $58.1 million in 2004. The geographic distribution of the 115 unit fleet at December 31, 2006 included the following regions: Canada, the United States, Mexico, South America, Asia Pacific, Europe, Africa, the Middle East, and Russia.

We also offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower and with a rated lifting capacity of 100 to 650 tons. With each top drive we sell, we offer the services of top drive technicians who provide customers with training, installation and support services. We also provide after-market parts and service to our customers on an ongoing basis and maintain regional stocks of high-demand parts, as well as trained field and shop service personnel to support both our own rental units and units owned by our customers.

In 2006, we increased our manufacturing capacity and sales of new top drive units. As a result in 2006, we sold 86 new top drive units compared to 21 new units sold in 2005 and 16 new units sold in 2004. Additionally, from time to time, we sell top drive units from our rental fleet. In 2006, we sold 8 used top drive units compared to 14 used units sold in 2005 and 6 used units sold in 2004. We include the sales proceeds of used top drive units in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenue from top drive sales and after-market parts and services was $117.3 million in 2006, $51.3 million in 2005 and $33.7 million in 2004.

In response to market demand and requests from a specific client, in 2006 we commercialized a new alternating current (“AC”) electric top drive model, the EMI400, available with 150 and 250 ton load path configurations. A growing need for high performance, compact electric top drives installed on late-generation automated drilling rigs provided significant opportunity for the EMI machine, and in 2006 this platform accounted for the largest unit count of top drives sold. The EMI machine utilizes more standard commercial AC induction drive technology, allowing the end user to specify his preferred power electronics and motor combination and permitting us to select components from a larger vendor base.

Raw materials

We buy raw material and components from many different vendors located internationally. We also buy many electrical components, including permanent magnet and induction motors and drives, as well as hydraulic components such as motors, from suppliers located in the United States. In order to manufacture many of our proprietary parts we require substantial quantities of steel forgings. The price and lead times for the forgings increased during 2006, caused in large part by the general increase of steel prices around the world.

The competitive nature of the Top Drive business requires that we select our component sources from, and establish supply relationships with, vendors who are prepared to develop components and systems that allow us to produce high performance, reliable and compact machines. In both our Electric and Hydraulic Top Drive systems we source key components, such as AC motors, power electronics, and hydraulic systems, from vendors who have developed these components for commercial, often non-oilfield applications, and who have adapted them for service conditions specific to our applications. Consequently, our ability to maintain timely deliveries and to provide long term support of certain models may depend on the supply of these components and systems.

As a result of the customized nature of the motors used in our top drive products, our ability to supply our AC electric top drives depends upon the supply of certain AC motors and variable frequency drive technology obtained from a specific manufacturer.

Intellectual property

We pursue patent protection in appropriate jurisdictions for the innovations that have significant potential application to our core businesses. We hold patents and patent applications in the United States, Canada, Europe,

Norway, and various other countries. We also hold rights, through patent license agreements, to other patented and/or patent pending technologies. Our patent portfolio currently includes 46 issued patents and 78 pending patent applications.

We generally retain all intellectual property rights to our technology through non-disclosure and technology ownership agreements with our employees, suppliers, consultants and other third parties with whom we do business.

The overall design of our portable top drive assembly is protected by patents that will continue in force for several more years. Various specific aspects of the design of the top drive and related equipment are also patented, including the torque track system that improves operational handling by absorbing the torque generated by our top drive.

Please see Part I, Item 1A. “Risk Factors—We have been the subject of infringement claims and we may not be able to protect or enforce our intellectual property rights.” In addition, for a discussion of legal proceedings involving our intellectual property, please see Part I, Item 3. “Legal Proceedings.”

Seasonality

Our top drive rental business is subject to seasonal cycles, associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations. The most significant of these occurs in Canada, where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen. As of December 31, 2006, approximately 10% of our top drive rental fleet operates in Canada.

In certain Asia Pacific and South American regions, we are subject to decline in activities due to seasonal rains. Further, seasonal variations in the demand for hydrocarbons in North America can affect our business, as our activity follows the active drilling rig count reasonably closely. We actively manage our highly mobile rental fleet around the world to minimize the impact of geographically specific seasonality.

The top drive sales business is typically unaffected by the seasons.

Inventory

Our level of inventory needed to support manufacturing operations increased significantly during 2006 as a result of our focus on increasing our manufacturing capacity and sales of new top drive units. As we focus on improved production processes, we do not expect inventory levels to increase at the rate experienced in 2006.

Customer dependence

Our top drive business is widely distributed globally as well as regionally within any specific business unit. Our business is not substantially or materially dependent upon any particular contract or client, and no one customer accounted for more than 10% of our consolidated revenues in 2006, 2005 or 2004.

Backlog

We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit. We ended 2006 with a backlog of 68 top drive units, with a total value of $57.7 million, compared to a backlog of 62 units at December 31, 2005.

Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly or job rates. Accordingly, there is no backlog for services. Customers may cancel orders, but they forfeit their non-refundable deposit, if any. There can be no assurance that our backlog will ultimately be realized as revenue or if so at a profit.

Competitive conditions

We were the first top drive manufacturer to provide portable top drives for land drilling rigs, thereby accelerating the growth of the onshore top drive market. According to recent industry data, approximately 50% of operating land drilling rigs are currently equipped with top drive systems, excluding the former Soviet Union and China where few rigs operate with top drives today. By contrast, approximately 95% of offshore mobile rigs are equipped with top drives. In our estimation, there exists significant further market potential for our top drive drilling system technology, including both portable and permanently installed applications.

Our top drives offer portability and flexibility, permitting oil and gas companies to conduct top drive drilling for all or any portion of a well. Our electric top drive systems utilize late-generation alternating current technology, with most models employing permanent magnet or induction motors and a computerized Programable Logic Control (PLC) system. The non-sparking and lightweight permanent magnet technology employed in our systems represents a significant technological advancement over more conventional electric top drives.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd. We have the second largest third party installed base, following NOV, and are also the number two global provider of top drives, again following NOV. Of the three major top drive system providers, we are the only company that maintains a sizeable fleet of assets solely for the purposes of rental. Competition in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, and to a lesser extent on price.

Casing Services Segment

Our Casing Services business segment includes a substantial tubular services business which was previously referred to as the casing running business. Casing is steel pipe that is installed in the well bore of oil, gas or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well. Most operators and drilling contractors install casing using specialized service companies, like ours, who use specialized equipment and personnel trained for this purpose. This service is typically offered as a “call out” service on a well by well basis. Every well drilled requires at least one casing string and most require three or more strings. We have made a two-pronged entry into the tubular services market in the past four years. The first was the development of our technology-based Proprietary Casing Running Service (“PCRS”), which uses certain components of our CASING DRILLING® technology, in particular the Casing Drive System™ (CDS™), to provide a more automated method for running casing and, if required, reaming the casing into the hole. The CDS™ is a tool which facilitates running and reaming casing into a well bore on any rig equipped with a top drive. PCRS can be used with any top drive and offers improved safety and efficiency over traditional methods. PCRS was initially launched in Canada in 2002, and has since expanded into our other regional markets.

The second prong of our entry into the tubular services market was to acquire existing casing running businesses. This began with our November 2002 acquisition of the assets and business of Bo Gray Casing and A&M Tubular Maintenance (“Bo Gray”). In June 2005, we acquired the assets of Latco International, Inc. (“Latco”) which carried on business in Southeast Asia, expanding our tubular services presence in the region. During November 2005, we acquired the assets and business of Cheyenne Services, Inc. (“Cheyenne”) and Tong Specialty, L.L.C. (“Tong”). Both companies provided a broad offering of tubular running and related services offshore in the US Gulf of Mexico and onshore in Louisiana and Texas. In particular, Cheyenne and Tong provided equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction in work-over and re-entry operations. Additionally, Cheyenne has been a leader in the installation service of deep water smart well completion equipment using its MCLRS™ (Multiple Control Line Running System™) proprietary and patented technology. This technology substantially improves the quality of the installation of high-end well completions and we have seen market expansion of this technology.

Revenue from the tubular services business increased from $34.8 million in 2004 and $51.9 million in 2005 to $143.3 million in 2006, primarily due to organic growth of our offering as well as the effect of the acquisitions during 2005. In early 2006 we introduced the brand name Azimuth Tubular Services™ to identify and differentiate our tubular services business.

Our Casing Services business also includes our CASING DRILLING® technology, a revolutionary method for drilling wells which allows them to be drilled with conventional oilwell casing, thereby reducing both drilling time and the incidence of unscheduled drilling events. CASING DRILLING® also eliminates the use of drill pipe and drill collars, the problems associated with their use, and the time spent “tripping” or removing and reconnecting the drill pipe.

In conventional drilling, the entire string of drill pipe must be removed from the hole each time a drill bit or item of downhole equipment must be replaced. To “trip” or remove and reconnect the drill pipe is a time consuming process which leaves the hole exposed to a variety of potential well bore integrity problems. With CASING DRILLING®, the well is not drilled with drill pipe; instead, it is drilled with the same standard oilwell casing that is inserted in the hole after completion of conventional drilling. Drill bits and other downhole tools are lowered on wireline inside the casing and latched to the bottom joint of casing, retaining the ability to maintain the circulation of drilling fluid at all times. Tools are recovered in a similar fashion. Since the casing remains in the well at all times, wellbore integrity is preserved, and the risk of blowout is reduced. Because the well is cased as it is drilled, the potential for unintentional sidetracking is significantly reduced, as well as the risk of tool loss in the hole.

We began to provide CASING DRILLING® as a fully commercial service in 2002, through drilling service contracts with oil and gas operators. Through the end of 2006, we have drilled over 300 wells and 2 million feet of hole using this proprietary technology.

Through the end of 2006, we have participated in the drilling of ten wells where CASING DRILLING® was used in conjunction with industry standard rotary steerable directional drilling technology. We anticipate that the integration of these technologies will develop into a valuable offering to the industry.

Our revenue from CASING DRILLING® in 2006 was $23.7 million compared to $25.1 million in 2005 and $11.5 million in 2004. In 2005, we decided to discontinue providing CASING DRILLING® services as a rig contractor and focus on providing CASING DRILLING® project management services. As a result, we sold our drilling rigs in December 2005 and returned our leased rigs in late 2006. Included in CASING DRILLING® revenues for 2006, 2005 and 2004 are $9.0 million, $18.3 million and $9.9 million, respectively, related to CASING DRILLING® activities as contractor of the owned and leased rigs. As of December 31, 2006 we no longer provide CASING DRILLING® services as a rig contractor, and we do not own or lease any drilling rigs.

We have engineered, built and sold a total of 12 rigs, each capable of deploying our CASING DRILLING® process, and some of which are capable of also drilling conventionally. We currently have no rigs under construction, but do intend to make the continued engineering and sale of rigs to third parties a part of our market strategy for CASING DRILLING®. We also will sell components for permanent installation on existing rigs to aid in the efficiency of deploying this technology.

Raw materials

We source our raw materials for the Casing Services Segment in the same way we do for the Top Drive segment. We refer to the comments under the heading “Raw materials” in the description of the Top Drive segment above.

Intellectual property

We refer to the general comments under the heading “Intellectual property” in the description of the Top Drive segment above.

Our CASING DRILLING® method and retrievable apparatus are protected by patents that will continue in force for several more years. An additional more recently issued patent protects the combination of the retrievable drill bit assembly with a rotary steerable tool.

Our Casing Drive System™ (CDS™) is protected by patents on some of the gripping tools and on the “link tilt” system, which is a method of handling the casing.

We hold numerous patents related to the installation and utilization of certain accessories for casing for purposes of casing rotation. Various other related methods and tools are patent protected as well.

Seasonality

As with our Top Drive business, our Casing Services business is subject to seasonal cycles, primarily associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations. In Canada, many drilling locations are inaccessible except when frozen. In certain of our Asia Pacific and South American operations, we are subject to decline in activities due to seasonal rains.

Inventory

Although we manufacture the proprietary equipment used to provide CASING DRILLING® and other Casing Services, the Casing Services Segment does not require levels of inventory and working capital as high as those required for the Top Drive Segment. As the business continues to expand, levels of inventory for this segment are expected to increase.

Customer dependence

Our business is widely distributed globally as well as regionally within any specific geographical area. Our business is not substantially or materially dependent upon any particular contract or client, and no one customer accounted for more than 10% of our consolidated revenues in 2006, 2005 or 2004.

Competitive conditions

We are not currently aware of any commercially or technically viable direct competition for our proprietary CASING DRILLING® process, services or products, although several of our competitors are known to have developed prototypes that are similar, and in some cases have deployed them in a field environment. We continue to be the only company offering customers a broad range of tool sizes and the possibility of using casing to drill directional wells combined with costly downhole equipment, while providing assurance that such equipment can readily be retrieved when the drilling is complete.

The primary competition to our CASING DRILLING® process remains the traditional drill pipe drilling process and to a lesser extent other methods for casing while drilling that do not involve a retrievable bottom hole assembly. Such alternative methods of casing while drilling are of limited use in that the cutting structure and downhole tools must be left in the well when the drilling is complete, and they cannot be combined with rotary steerable technology which permits the drilling of directional (i.e. non-vertical) wells. While we offer such alternative (i.e. non-retrievable) methods in addition to our proprietary CASING DRILLING® process, Weatherford International Ltd., (“Weatherford”) has the largest share of this market.

We are aware of competitive technology similar to our Casing Drive System™ (CDS™). We continue to be the market leader in this technology, with the largest market share. Other companies offering similar technology include NOV, Weatherford, and Franks International, Inc. (“Franks”). Our CDS™ system is unique in its ability to be easily and quickly installed on any top drive system and we have the advantage of being able to offer skilled and trained personnel at the field level who have a specialized knowledge of top drive drilling system operations.

The conventional tubular services market consists principally of a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. We have combined the purchased conventional businesses with our PCRS offering and deliver all tubular services through the Azimuth Tubular Services™ brand name. Our Azimuth business represents a significant entry into the global tubular services market. The largest global competitors in this market are Weatherford, Franks and BJ Services Company. We are estimated to be the third largest provider of services in the global tubular services market, with a market share of approximately 12%. Competition in this segment takes place primarily on the basis of the quality of the services offered, the quality and utility of the equipment provided, the proximity of the service provider and equipment to the work site and to a certain extent on price.

Research and Engineering

As a technology driven company, we continue to invest significantly in research and development activities, primarily related to our CASING DRILLING® technology. The total amount spent on company sponsored research and development activities during 2006 was $6.0 million, compared with $3.9 million in 2005 and $2.5 million in 2004.

Environmental matters

We did not incur any material expenditures in 2006, 2005 or 2004 as a result of environmental protection requirements, nor do we anticipate environmental protection requirements to have any material financial or operational effects on our capital expenditures, earnings or competitive position in future years.

Employees

As of December 31, 2006, the total number of employees of TESCO and its subsidiaries worldwide was 1,683. We believe our relationship with our employees is good.

ITEM 1A.	RISK FACTORS.

This report contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this document include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, Tesco concerning our anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this document are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements.

These risks and uncertainties include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services, other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry), and risks associated with our intellectual property and with the performance of our technology. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Fluctuations in the demand for and prices of oil and gas could negatively impact our business.

Fluctuations in the demand for and prices of oil and gas impact the levels of drilling activity by our customers and potential customers. The prices are primarily determined by supply, demand, government regulations relating to oil and gas production and processing, and international political events, none of which can be accurately predicted. In times of declining activity, not only is there less opportunity for us to sell our products and services but there is increased competitive pressure that tends to reduce prices and therefore margins.

We face risks due to the cyclical nature of the energy industry and the corresponding credit risk of our customers.

Changing political, economic or military circumstances throughout the energy producing regions of the world can impact the market price of oil and gas for extended periods of time. As most of our accounts receivable are with customers involved in the oil and gas industry, any significant change in circumstances could result in financial exposure in relation to affected customers.

Any significant consolidation or loss of end-user customers could have a negative impact on our business.

Exploration and production company operators and drilling contractors have undergone substantial consolidation in the last few years. Additional consolidation is probable. In addition, many oil and gas properties could be transferred over time to different potential customers.

Consolidation of drilling contractors results in fewer end-users for our products and could result in the combined contractor standardizing its equipment preferences in favor of a competitor’s products.

In addition, merger activity among both major and independent oil and gas companies also affects exploration, development and production activity, as these consolidated companies attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post-merger exploration and development budgets. Moreover, some end-users prefer not to use relatively new products or premium products in their drilling operations.

Our CASING DRILLING® technology is relatively new and subject to general market acceptance.

We believe our CASING DRILLING® technology provides significant advantages to our customers and potential customers. However, this is relatively new technology, subject to the risk of market acceptance and potential technical problems.

Our revenues and earnings are subject to fluctuations period over period and are difficult to forecast.

Our revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the levels of inventories of our products held by end-users and distributors;

•	the mix of our products sold or leased and the margins on those products;

•	new products offered and sold or leased by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations;

•	changes in oil and gas prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	the level of capital equipment project orders, which may vary with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets; and

•	the variability of customer orders or a reduction in customer orders, which may leave us with excess or obsolete inventories.

In addition, our fixed costs cause our margins to decrease when demand is low and manufacturing capacity is underutilized.

Our foreign operations and investments involve special risks.

We sell products and provide services throughout the world. While diversification is desirable, it can expose us to risks related to cultural, political and economic factors of foreign jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks. Such risks include:

•	loss of revenue, property and equipment as a result of hazards such as wars or insurrection;

•	the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems;

•	changes or interpretations in laws, regulations and policies of foreign governments, including those associated with changes in the governing parties, nationalization, and expropriation; and

•	protracted delays in securing government consents, permits, licenses, or other regulatory approvals necessary to conduct our operations.

We operate in an intensively competitive industry and if we fail to compete effectively our business will suffer.

Competitive risks may include decisions by existing competitors to attempt to increase market share by reducing prices and decisions by customers to adopt competing technologies. The drilling industry is driven primarily by cost minimization. Our strategy is aimed at reducing drilling costs through the application of new technology. Our competitors, many of whom have a more diverse product line and access to greater amounts of capital, have the ability to compete against the cost savings generated by our technology by reducing prices and by introducing competing technologies. We have limited resources to sustain a prolonged price war and maintain the investment required to continue the commercialization and development of its new technologies.

To compete in our industry, we must continue to develop new technologies and products.

The markets for our products and services are characterized by continual technological developments and we have identified our products as providing technological advantages over other competitive products. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response to changes in technology, our business may be adversely affected. Our future ability to develop new products depends on our ability to:

•	design and commercially produce products that meet the needs of our customers;

•	successfully market new products; and

•	obtain and maintain patent protection.

We may encounter resource constraints, technical barriers, or other difficulties that may delay introduction of new products and services in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications.

For example, from time to time, we have incurred significant losses in the development of new technologies which were not successful for various commercial or technical reasons. If we are unable to successfully implement technological or research and engineering type activities, our growth prospects may be reduced and our future revenues may be materially and adversely affected. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

We have been the subject of infringement claims and we may not be able to protect or enforce our intellectual property rights.

In two separate actions, we were sued by VARCO I/P, Inc. and Franks International, Inc. who have alleged that our CDS™ tool violates certain of their patents. See Item 3 “Legal Proceedings.” Our CDS™ tool is used in our tubular services and casing running service. We believe that these suits are without merit and we intend to continue to defend ourselves vigorously. In the event that we are not successful in defending ourselves in one or both of these matters, it would have a material adverse effect on our Casing Services Segment and, therefore, on our business. In addition, in the future we may be subject to other infringement claims and if any of our products were found to be infringing, our financial results may be adversely affected.

Some of our products and the processes used to produce them have been granted U.S. and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted from our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. In addition, we are currently involved in legal proceedings regarding our patents.

Our competitors may be able to independently develop technology that is similar to ours without infringing on our patents. This is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents. After our patents expire, our competitors will not be legally constrained from developing products substantially similar to ours.

We rely on the availability of raw materials, component parts and finished products to produce our products.

We buy raw material and components from many different vendors located in Canada, the United States and Europe. In order to manufacture many of our proprietary parts, we purchase large steel forgings. The price and lead times for the forgings have increased along with the general increase of steel prices around the world. Further, uncertainty regarding compliance with certain material toughness specifications as identified in 2005 made it necessary for us to order additional forgings to manufacture certain replacement parts. We also source a substantial amount of electrical components, including permanent magnet motors and drives as well as a substantial amount of hydraulic components, including hydraulic motors, from suppliers located in the U.S. The inability of suppliers to meet performance, quality specifications and delivery schedules could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment.

The design of some of our equipment is based on components provided by specific sole source manufacturers.

Some of our products have been designed around components which are only available from one source of supply. In some cases, a manufacturer has developed or modified the design of a component at our request, and consequently we are the only purchaser of such items. If the manufacturer of such an item should go out of business or cease or refuse to manufacture the component in question, or raise the price of such components unduly, we may have to identify alternative components and redesign portions of our equipment. This could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment.

Our business requires the retention and recruitment of a skilled workforce and key employees, and the loss of such employees could result in the failure to implement our business plans.

As a technology based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology, especially CASING DRILLING®. We compete for these professionals, not only with other companies in the same industry, but with oil and gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increase, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction.

The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Julio Quintana, or our Chief Technology Officer, Robert Tessari, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess.

Both the Top Drive and Casing Services segments rely on the skills and availability of trained and experienced trades and technicians to provide efficient and necessary services to us and our customers. Hiring and retaining such individuals are critical to the success of our business plan. Retention of staff and the prevention of injury to staff are essential in order to provide high level of service.

We are subject to risks relating to potential liability claims.

Most of our products are used in hazardous drilling and production applications where an accident or a failure of a product can have catastrophic consequences. For example, the unexpected failure of a top drive to rotate a drill string during drilling operations could result in the loss of control over a well, leading to blowout and the discharge of pollutants into the environment. Damages arising from an occurrence at a location where our products are used have in the past and may in the future result in the assertion of potentially large claims against us.

While we maintain insurance coverage against these risks, and attempt to limit our exposure to such risks through contracts with our customers, these measures may not protect us against liability for certain kinds of events, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment, damage or loss from inclement weather or natural disasters, and losses resulting from business interruption. Our insurance coverage generally provides that we assume a portion of the risk in the form of a self-insured retention, and may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any significant claims made under our policies will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, could reduce the our earnings and cash available for operations.

We provide warranties on our products and if our products fail to operate properly our business will suffer.

We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our products are often deployed in harsh environments including subsea applications. The failure of these products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past received warranty claims and we expect to continue to receive them in the future. Such claims may exceed the reserve we have set aside for them. To the extent that we incur substantial warranty claims in any period, our reputation, ability to obtain future business and earnings could be materially and adversely affected.

Our debt and other financing obligations restrict our ability to take certain actions and require the maintenance of certain financial ratios; failure to comply with these requirements could result in acceleration of our debt.

Our debt and other financing obligations contain restrictive covenants. A breach of any of these covenants could preclude us or our subsidiaries from issuing letters of credit, from borrowing under our credit agreements and could accelerate our debt and other financing obligations and those of our subsidiaries. If this were to occur, we might not be able to repay such debt and other financing obligations.

Additionally, our credit agreements are collateralized by equity interests in all of our subsidiaries. A breach of the covenants under these agreements could permit the lenders to exercise their rights to foreclose on these collateral interests.

We are subject to legal proceedings and may, in the future, be subject to additional legal proceedings.

We are currently involved in legal proceedings described in Part I, Item 3. “Legal Proceedings” below. From time to time, we may become subject to additional legal proceedings which may include employment, tort, intellectual property, tax and other claims. We are also subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition or results of operations.

The occurrence or threat of terrorist attacks could materially impact our business.

The occurrence or threat of future terrorist attacks could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause a decrease in spending by oil and gas companies for exploration and development. In addition, these risks could trigger increased volatility in prices for crude oil and natural gas which could also adversely affect spending by oil and gas companies. A decrease in spending for any reason could adversely affect the markets for our products and thereby adversely affect our revenue and margins and limit our future growth prospects. Moreover, these risks could cause increased instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are required to obtain by our contracts with third parties.

Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.

The energy industry is affected by changes in public policy, federal, state and local laws and regulations. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas for economic, environmental and other policy reasons may adversely affect our operations due to our customers having limited drilling and other opportunities in the oil and gas exploration and production industry. The operations of our customers, as well as our properties, are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety.

We have identified material weaknesses in our internal controls.

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2006 as a result of certain material weaknesses in our internal control over financial reporting. As a result, this Form 10-K includes an adverse opinion from PricewatehouseCoopers LLP, our independent registered public accounting firm, on our internal control over financial reporting. A description of the material weaknesses is included in Item 9A, “Controls and Procedures,” in this Form 10-K.

The material weaknesses could result in a misstatement of substantially all of our accounts and disclosures, which would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the SEC. Additionally, inadequate internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table details our principal facilities. We own all of the facilities listed except our Houston, Texas corporate headquarters, which is leased.

Location	Approximate Square Footage (Buildings)	Description
Houston, Texas	26,549	Corporate headquarters.

Houston, Texas	67,820	Headquarters for United States operations in both Top Drive and Casing Services segments, and regional operations base. Also equipment repair and maintenance for U.S. and overseas operations.

Lafayette, Louisiana	12,259	Regional operations base for the Casing Services segment in southern Louisiana and the Gulf of Mexico.

Calgary, Alberta, Canada	36,900	Headquarters and operations base for Canadian operations, research and development, and certain other corporate functions.

Calgary, Alberta, Canada	85,000	Manufacturing of top drives and other equipment.

We lease operational facilities at eight locations in Texas, two in Louisiana, and one in each of Arkansas, Colorado and Wyoming. Each of these locations supports operations in its local area, primarily for the Casing Services segment.

Outside the U.S., we lease facilities at two locations in Alberta, Canada, as well as in Mexico, Venezuela, Brazil, Argentina, Bolivia, Scotland, Norway, Russia, Dubai, Singapore and Indonesia. Some of these facilities are administrative offices for their respective countries or regions, and others are operations bases, supporting both the Top Drive and Casing Services segments.

Our existing equipment and facilities are considered by management to be adequate to support the Company’s operations.

ITEM 3.	LEGAL PROCEEDINGS.

In the normal course of our business, we are subject to legal proceedings brought against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis.

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS™ infringes certain of Varco’s U.S. patents. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, and that reexamination remains in process. The district court has granted our motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable.

Franks International, Inc. (“Franks”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our CDS™ infringes two patents held by Franks. We have filed a general denial and the case is in early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable.

We have been advised by Mexican tax authorities that they believe significant expenses incurred by our Mexican operations are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions have been issued in respect of 1996 through 2000. All of these reassessments have been appealed to the Mexican court system, and we continue to believe that the basis for these reassessments is incorrect.

In October 2005, the Mexican Supreme Court denied our appeal of the 1996 Mexican tax reassessment. As a result of this and previous court decisions, a revised reassessment may be calculated by Mexican authorities and will be subject to our appeal. No such reassessment has been issued at the time of this filing. There is some uncertainty as to the final amount of the 1996 reassessment. In 2005, we estimated that the total exposure for 1996 was $2.1 million and recorded a charge of $1.4 million to other expense relating to the interest and penalties and $0.7 million to income tax expense during 2005. We have previously paid approximately $3.4 million for 1996, which is included as a long term receivable in Intangible and Other Assets. We will request a refund of any difference between the amount paid and the amount finally determined to be owing for 1996.

Although the reassessments in respect of 1997, 1998 and 1999 were decided in our favor, our Mexican tax advisors have indicated that the tax authorities have the right to recommence audit proceedings and issue new reassessments at any time until years become statute barred. We understand that these years become statute barred over the period 2005 through 2007. We have received no indication from the Mexican tax authorities of their intentions with respect to these years, and management is unable to predict on what grounds the tax authorities may issue further reassessments or estimate the amount of any additional taxes that may be claimed.

The reassessment for 2000 is currently before the Mexican Tax Court. Management estimates that the current maximum exposure to the Company, including taxes, interest and penalties, in respect of the 2000 reassessment is approximately $1.0 million. This amount will be recorded as a charge against income should we be unsuccessful in overturning the remaining reassessment.

In 2006, Mexican tax authorities formally requested information from us regarding expenses we deducted in 2001 and 2002. At the time of this filing, no reassessments have been received for these years and management is unable to predict the outcome of this review or estimate the amount of any additional taxes that may be claimed as owed.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. However, at June 30, 2006 we accrued our estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense.

Also in early July 2006, we received notice of a Court Order of first instance with respect to commercial litigation in the Middle East. The dispute involves a claim for a portion of the net income arising from our operation of certain equipment in the region. The court awarded payment to the claimant in an amount of approximately $1.1 million. This award was upheld on appeal in December 2006. We have appealed this decision to the maximum judicial authority in the country. During 2006 we accrued the full amount for this claim in cost of sales and services expense.

The estimates above represent management’s best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding shares of common stock, without par, are listed on the Toronto Stock Exchange under the symbol “TEO” and on the Nasdaq Global Market under the symbol “TESOF”. The following table outlines the share price trading range and volume of shares traded by quarter for 2006 and 2005.

	Toronto Stock Exchange			Nasdaq Global Market
	Share Price Trading Range		Share Volume	Share Price Trading Range		Share Volume
	High	Low		High	Low
	(C$ per share)		(in thousands)	($ per share)		(in thousands)
2006
1st Quarter	25.48	19.02	6,390	22.07	16.42	6,972
2nd Quarter	25.30	20.07	2,360	22.87	18.05	6,590
3rd Quarter	24.44	16.35	2,700	21.91	14.62	2,532
4th Quarter	22.09	16.89	2,169	19.22	14.93	4,041
2005
1st Quarter	15.51	12.04	3,477	12.57	9.75	2,632
2nd Quarter	14.10	10.70	2,465	11.63	8.55	1,687
3rd Quarter	19.99	12.92	4,217	16.97	10.57	3,691
4th Quarter	22.47	17.15	4,911	19.27	14.57	6,805

As of March 15, 2007, there were approximately 186 holders of record of TESCO common stock, including brokers and other nominees.

We have not declared or paid any dividends since 1993 and do not expect to declare or pay dividends in the near future. Any decision to pay dividends on our Common Shares will be made by the Board of Directors on the basis of our earnings, financial requirements and other relevant conditions existing at the time. Pursuant to the Company’s Credit Agreement, we are currently prohibited from paying dividends to shareholders.

Performance Graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2001 and ending on December 31, 2006 on our common shares (assuming a $100 investment was made on December 31, 2001) with the total cumulative return of the S&P TSX Composite Index and the Philadelphia Oil Service Sector Index (“OSX”) assuming reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

TESCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	Note (a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In millions, except share and per share amounts)
STATEMENTS OF INCOME (LOSS) DATA:
Revenue
-Top Drives	$219.2	$125.8	$91.8	$95.2	$90.3
-Casing Services	167.0	77.0	46.3	37.4	6.7

	386.2	202.8	138.1	132.6	97.0

Operating Income (Loss)
-Top Drives	64.9	23.5	11.5	6.9	22.9
-Casing Services	28.4	19.0	6.4	0.3	(3.1)
-Research and Engineering	(6.0)	(3.9)	(2.5)	(6.4)	(6.8)
-Corporate and Other	(26.4)	(20.9)	(13.5)	(16.9)	(12.9)

	60.9	17.7	1.9	(16.1)	0.1
Interest Expense, net	3.2	1.4	2.6	3.3	1.3
Other (Income) Expense	4.1	1.9	2.2	3.9	0.4

Income (Loss) Before Income Taxes	53.6	14.4	(2.9)	(23.3)	(1.6)
Income Taxes	23.3	6.3	2.7	(7.1)	(0.4)

Income (Loss) Before Cumulative Effect of Accounting Change	30.3	8.1	(5.6)	(16.2)	(1.2)
Cumulative Effect of Accounting Change, net of income taxes (b)	0.2	—	—	—	—

Net income (loss)	$30.5	$8.1	$(5.6)	$(16.2)	$(1.2)

Average Number of Common Shares Outstanding
Basic	35,847,266	35,173,264	34,778,463	34,542,532	34,185,631
Diluted	36,593,409	35,628,543	34,778,463	34,542,532	34,185,631
Earnings (Loss) per Average Share of Common Stock
Basic:
Before Cumulative Effect of Accounting Change	$0.85	$0.23	$(0.16)	$(0.47)	$(0.03)
Cumulative Effect of Accounting Change (b)	—	—	—	—	—

	$0.85	$0.23	$(0.16)	$(0.47)	$(0.03)

Diluted:
Before Cumulative Effect of Accounting Change	$0.83	$0.23	$(0.16)	$(0.47)	$(0.03)
Cumulative Effect of Accounting Change (b)	—	—	—	—	—

	$0.83	$0.23	$(0.16)	$(0.47)	$(0.03)

Cash Dividends per Common Share	$—	$—	$—	$—	$—
BALANCE SHEET DATA:
Total Assets	$372.2	$310.3	$224.9	$253.5	$218.0
Debt and Capital Leases	44.5	41.3	14.9	52.0	46.4
Shareholders’ Equity	239.4	203.5	177.9	166.7	148.7
CASH FLOW DATA:
Cash Flow From Operating Activities	$4.9	$14.8	$8.9	17.9	(3.1)
Cash Flows (Used In) From Investing Activities	(33.2)	(26.6)	0.6	(16.5)	(47.0)
Cash Flows (Used In) From Financing Activities	9.7	30.2	(37.9)	8.5	3.1
OTHER DATA:
Adjusted EBITDA (c)	$85.0	$36.7	$19.0	$(0.9)	$7.7
Net Cash (Debt) (d)	(29.6)	(5.9)	0.8	(11.7)	(9.0)

NOTE: The Company’s consolidated financial statements for the three years ended December 31, 2006, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)	During the third quarter of 2006, we determined that we no longer qualified for foreign private issuer status related to periodic reporting of our financial results with the U.S. Securities and Exchange Commission (“SEC”). As a result, we were required to prepare and file this Annual Report on Form 10-K to report its annual results beginning with the year ended December 31, 2006 and will file quarterly reports on Form 10-Q for our future quarterly results thereafter. Prior to January 1, 2006 our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in Canada. However, in conjunction with the preparation of our financial statements for the year ended December 31, 2006, we have retroactively restated our results of operations and financial position for all years presented herein to present our primary financial statements under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Effective January 1, 2006, we adopted the U.S. dollar as our reporting currency since a majority of our revenue is closely tied to the U.S. dollar, the U.S. dollar is the functional currency for all of our foreign operations other than Canada and also to facilitate comparability to other oil and gas service companies. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States (U.S.) dollars. All references to US$ or to $ are to U.S. dollars and references to C$ are to Canadian dollars. In conjunction with the preparation of our financial statements for the year ended December 31, 2006, we have retroactively restated our results of operations and financial position for all years presented herein to U.S. dollars.

(b)	Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) to account for our stock-based compensation program. We elected to adopt the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), we use the same fair value methodology pursuant to SFAS 123 but we are required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, the date we adopted SFAS No. 123(R), we recorded a one-time cumulative benefit of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption.

(c)	Our management evaluates Company performance based on non-GAAP measures, of which a primary performance measure is Adjusted EBITDA which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items. This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with US GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the historical Consolidated Statements of Income data.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as net interest expense, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (stock compensation expense) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

Adjusted EBITDA is derived from the Consolidated Statements of Income as follows (in millions):

	Years Ended December 31,
	2006	2005	2004	2003	2002
Net Income (Loss)	$30.5	$8.1	$(5.6)	$(16.2)	$(1.2)
Income Taxes	23.3	6.3	2.7	(7.1)	(0.4)
Depreciation and Amortization	22.5	17.3	14.5	13.7	8.0
Net Interest Expense	3.2	1.4	2.6	3.3	1.3
Stock Compensation Expense—non-cash	5.7	3.6	2.4	1.3	—
Impairment of Assets—non-cash	—	—	2.4	4.1	—
Cumulative Effect of Accounting Change, net of income taxes	(0.2)	—	—	—	—

Adjusted EBITDA	$85.0	$36.7	$19.0	$(0.9)	$7.7

(d)

Net Cash (Debt) represents the amount that Cash and Cash Equivalents exceeds (or is less than) total Debt of the Company. Net Cash (Debt) is not a calculation based upon U.S. GAAP. The amounts included in the Net Cash (Debt) calculation, however, are derived from amounts included in the historical Consolidated Balance Sheets. In addition, Net Cash (Debt) should not be considered as an alternative to operating cash flows or working capital as a measure of liquidity. We have reported Net Cash (Debt) because we regularly review Net Cash (Debt) as a measure of the Company’s performance. However, the Net Cash (Debt) measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. Net Cash (Debt) is derived from the Consolidated Balance Sheets as follows (in millions):

	Years Ended December 31,
	2006	2005	2004	2003	2002
Cash	$14.9	$35.4	$15.7	$40.3	$37.4
Current Portion of long term debt and capital lease	(10.0)	(0.4)	(2.6)	(49.1)	—
Bank borrowings	—	—	(10.0)	—	—
Long term debt and capital lease	(34.5)	(40.9)	(2.3)	(2.9)	(46.4)

Net Cash (Debt)	$(29.6)	$(5.9)	$0.8	$(11.7)	$(9.0)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This annual report on Form 10-K contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this annual report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this annual report on Form 10-K are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements.

These risks and uncertainties include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services, other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry), and risks associated with our intellectual property and with the performance of our technology. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Copies of our Canadian public filings are available at www.tescocorp.com and on SEDAR at www.sedar.com. Our U.S. public filings are available at www.sec.gov and at www.tescocorp.com.

The following review of TESCO’s financial condition and results of operations should be read in conjunction with its financial statements and related notes included in this Form 10-K.

OVERVIEW

Business

We are a global leader in the design, manufacture and service of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas.

We organize our activities into two business segments, Top Drive and Casing Services, and our financial and operating data are presented consistent with that structure. The Top Drive business comprises top drive sales, top drive rentals and after-market sales and service. The Casing Services business includes CASING DRILLING® and Tubular Services.

During the third quarter of 2006, we determined that the Company no longer qualified for foreign private issuer status related to periodic reporting of its financial results with the U.S. Securities and Exchange Commission (“SEC”). As a result, we were required to prepare and file this Annual Report on Form 10-K to report our annual results beginning with the year ended December 31, 2006 and will file quarterly reports on Form 10-Q for our future quarterly results thereafter. Prior to January 1, 2006 our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in Canada. However, in conjunction with the preparation of our financial statements for the year ended December 31, 2006, we have retroactively restated our results of operations and financial position for all years presented herein to present our primary financial statements under generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Effective January 1, 2006, we adopted the U.S. dollar as our reporting currency since a majority of our revenue is closely tied to the U.S. dollar and also to facilitate comparability to other oil and gas service companies. In conjunction with the preparation of our financial statements for the year ended December 31, 2006, we have retroactively restated our results of operations and financial position for all years presented herein to U.S. dollars. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States (U.S.) dollars. All references to US$ or to $ are to U.S. dollars and references to C$ are to Canadian dollars.

Business Environment

Strong oil and gas drilling activity in 2006 continued to provide significant opportunities for us to expand our customer base. One of the key indicators of our business is the number of active drilling rigs. The average annual number of active drilling rigs (excluding rigs drilling in Russia or onshore China for which reliable estimates are not available) is as follows:

	Years Ended December 31,
	2006	2005	2004
United States	1,648	1,380	1,190
Canada	470	458	369
Latin America (including Mexico)	324	316	290
Europe, Africa and Middle East	373	368	348
Asia Pacific	228	225	197

Worldwide average (source: Baker Hughes rig count)	3,043	2,747	2,394

In the last quarter of 2006, North America experienced a decrease in rig activity in Canada and shallow drilling in the U.S. due to the recent decline in natural gas prices. However the international markets did not show any sign of weakening. We continued our emphasis of increasing revenues and operating income outside of North America to create a more balanced portfolio between the North American natural gas driven market and the international oil market. Our financial performance in 2006 as measured in revenues and operating income for both business segments, in North America and throughout the rest of the world, reflects this change in focus that has been made over the last few years. For example, 2006 revenues outside of North America (consisting of Canada, Mexico and the U.S.) increased over 90% to $81.1 million as compared to 2005.

During 2006, we delivered 86 new top drive units to customers, compared to 21 new units delivered to customers in 2005. We ended 2006 with a backlog of 68 top drive units compared to a backlog of 62 units at

December 31, 2005. We consider an order as a backlog unit when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.

Going into 2007, we intend to continue to concentrate on lowering manufacturing costs while maintaining the capacity to deliver 30 Top Drive units into the market each quarter, assuming sustained market demand and orders. We continue to see expanding support for our tubular services business and based on recent successes in CASING DRILLING® projects, will begin an aggressive expansion plan of this business line over the next several years. We are particularly focused on moving strongly into the offshore markets.

STOCK OPTION REVIEW

In December 2006, our board of directors and management conducted a self-initiated review of our past stock option granting practices and related accounting. The review of our stock option practices did not uncover any evidence of fraud or manipulative intent. However, we concluded that we had improperly accounted for stock compensation expense for certain stock option grants and, as a result, determined that the total pre-tax impact to correct these miscalculations was $1.8 million, of which $0.5 million relates to years prior to 2006 and is discussed in “Prior Year Errors and Adjustments to Retained Earnings” below, $0.9 million relates to 2006 and is included in our 2006 results and $0.4 million relates to future periods. The results of our review were also reported to regulatory authorities and the Toronto Stock Exchange and the Nasdaq Global Market. The Toronto Stock Exchange has made additional inquiries concerning the review; we have responded to those inquiries and are otherwise cooperating fully.

Additionally, due to this item and other misstatements identified in preparing our 2006 annual consolidated financial statements, we filed restated financial reports for our second quarterly period ended June 30, 2006 and third quarterly period ended September 30, 2006.

RESULTS OF OPERATIONS

Years Ended December 31, 2006 and 2005

Our performance for the year ended December 31, 2006 improved compared to the prior year primarily due to Casing Services’ acquisitions in November 2005, strong oil and gas drilling activity and management’s focus on growing the Casing Services segment, improving the Top Drive rental fleet utilization and increasing Top Drive product and after-market sales. Revenue, operating income and net income for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended December 31,
	2006		2005
		% of Revenues		% of Revenues
REVENUES
Top Drive
-sales and after-market support	$117,302		$51,290
-rental operations	101,902		74,486

Total Top Drive	219,204	56.8	125,776	62.0
Casing Services	166,973	43.2	76,972	38.0

Total Revenues	$386,177	100.0	$202,748	100.0

OPERATING INCOME
Top Drive	$64,880	29.6	$23,512	18.7
Casing Services	28,409	17.0	19,019	24.7
Research and Engineering	(5,956)	n/a	(3,925)	n/a
Corporate and Other	(26,430)	n/a	(20,860)	n/a

Total Operating Income	$60,903	15.7	$17,746	8.8

NET INCOME	$30,545	7.9	$8,050	4.0

Revenue for the year ended December 31, 2006 was $386.2 million, compared to $202.7 million in 2005, an increase of $183.5 million, or 90%. This increase is primarily due to increased activities in the Top Drive segment, particularly top drive sales and after-market support due to the substantial increase in the top drive unit sales and strong increases in Casing Services revenue. Increased revenues in both of these business segments are discussed in further detail below.

Operating Income for the year ended December 31, 2006 was $60.9 million, compared to $17.7 million in 2005, an increase of $43.2 million. This increase is primarily attributable to increased activities in both of our business segments and improved margins in Top Drives offset by increased costs in our Research and Engineering segment and increased selling, general and administrative expenses which are discussed in further detail below. Casing Services’ 2005 operating income includes an $8.4 million gain on sale of the drilling rigs sold in December 2005 to Turnkey E & P Inc. (“Turnkey”), which is included in gain on sale of operating assets in the accompanying consolidated statements of income.

Net Income for the year ended December 31, 2006 was $30.5 million, compared to $8.1 million in 2005, an increase of $22.4 million.

Top Drive Segment

Our Top Drive segment comprises top drive sales, after-market sales and service and top drive rental activities.

Revenues—Revenue for the year ended December 31, 2006 increased $93.4 million compared to 2005 primarily driven by a $66.0 million increase in Top Drive sales and after-market support and a $27.4 million increase in Top Drive rental operations.

First, revenues from Top Drive sales and after-market support increased $66.0 million to $117.3 million as compared to 2005, primarily the result of the sale of 94 units in 2006 compared to 35 units during 2005 and a 74% increase in after-market sales and service revenues. During 2006, we sold 94 top drive units, of which 86 were new units and 8 were used units. During 2005, we sold 35 top drive units, of which 21 were new units and 14 were used units. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold in 2006 and 2005 were $6.7 million and $10.0 million, respectively.

In addition to selling top drive units, we provide after-market sales and service to support our installed base. During 2006, efforts to establish service and parts centers, including sales personnel, in strategic locations closer to the installed base increased after-market sales and service revenues 74%.

Second, revenues from Top Drive rental activities increased to $101.9 million as compared to 2005, primarily due to an increase in the number of operating days, higher average rental rates and increased stand-by revenues. The number of top drive operating days and average daily operating rates for 2006 and 2005 and the number of rental units in our fleet at year-end 2006 and 2005 were:

	Years Ended December 31,
	2006	2005
Number of operating days	23,873	21,713
Average daily operating rates	$3,653	$3,000
Number of units in rental fleet, end of year	115	111

We define an operating day as a day that a unit in our rental fleet is under contract and operating. We do not include stand-by days in our definition of an operating day.

A stand-by day is a day in which we are paid an amount, which may be less than the full contract rate, to have a top drive rental unit available to a customer but that unit is not operating. In 2006, stand-by revenues from rental operations increased $5.4 million to $14.7 million due to demand for our top drive rental units.

Operating Income—Top Drive Operating Income for the year ended December 31, 2006 increased $41.4 million to $64.9 million compared to 2005. Like the increase in revenue of this same time period, this growth is primarily driven by the increase in the number of Top Drive units sold in 2006 compared to 2005 (94 units in 2006 compared to 35 units in 2005) and an increase in Top Drive rental activities primarily due to increased fleet utilization resulting in an increased number of rental days and higher average rental rates partially offset by increased operating costs related to our manufacturing operations, including amounts expensed for inventory obsolescence.

Top Drive’s 2005 Operating Income was negatively impacted by a $6.6 million charge related to the replacement of load path parts of certain equipment sold to customers and in our rental fleet. This charge was net of amounts contractually recoverable from the manufacturer of the steel forgings used to make such load path parts. For further information see Note 10 in the Consolidated Financial Statements.

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING®.

Revenues—Revenues for the year ended December 31, 2006 increased $90.0 million to $167.0 million as compared to 2005. The increase in revenue reflects increased activity as a result of our two acquisitions in November 2005, increased activity in both conventional and proprietary casing running services, primarily in North America and increased CASING DRILLING® activities. As discussed in Note 4 to the Consolidated Financial Statements, assuming the November 2005 casing services acquisitions occurred at the beginning of the year, 2005 pro-forma revenues for the Casing Services segment would have been $114.0 million.

Tubular services revenue is principally generated from our conventional casing and tubing business, including our Multi-Control Line Running Systems™ (“MCLRS™”) activities and proprietary casing running technology. The conventional tubular services generated revenue of $105.4 million in 2006, an increase of $66.0 million from 2005. The increase in conventional tubular services revenues is primarily due to the two acquisitions in November 2005 and increased activities. The proprietary tubular services business generated revenue of $37.9 million in 2006, an increase $25.5 million from 2005. This increase is the result of the increase in our proprietary Casing Drive System™ fleet which increased from 77 units at December 31, 2005 to 155 units at December 31, 2006.

CASING DRILLING® revenue in 2006 was $23.7 million compared to $25.1 million in 2005. Included in CASING DRILLING® revenues for 2006 and 2005 is $9.0 million and $18.3 million, respectively, related to revenues from contract drilling activities from owned rigs sold in late 2005 and the leased rigs returned in late 2006. As of December 31, 2006 we no longer provide contract drilling services. The increase in CASING DRILLING® revenue, exclusive of contract drilling, was primarily related to the increase in the CASING DRILLING® projects in south Texas, the Rocky Mountain region and in the North Sea.

Operating Income—Casing Services’ operating income for the year ended December 31, 2006 increased $9.4 million to $28.4 million compared to 2005. Casing Services’ 2005 operating income includes an $8.4 million gain on sale of the drilling rigs which is included in gain on sale of operating assets in the accompanying consolidated statements of income. Excluding this 2005 gain, Casing Services’ 2005 operating income would have been $10.6 million. The increase in Casing Services’ 2006 operating income compared to 2005 operating income, excluding the impact of the 2005 gain, was primarily driven by the increase in both proprietary and conventional casing running services and the two acquisitions in November 2005.

Casing Services’ 2005 operating income includes a gain on the sale of operating assets. In December 2005, we sold four drilling rigs for proceeds of $35.0 million plus warrants, generating a gain of $8.4 million. These rigs were sold to Turnkey. At closing, we received $35.0 million in cash in addition to warrants exercisable over a two year period to purchase one million shares of Turnkey stock at a price of C$6.00. We estimated the fair value of these warrants to be $1.0 million on December 13, 2005 using the Black-Scholes option pricing model. We incurred transaction costs of $0.7 million in relation to this disposal.

Research and Engineering Segment

Research and Engineering’s (“R&E”) operating loss is comprised of our R&E activities and was $6.0 million for 2006, an increase of $2.1 million from 2005. This increase is primarily due to additional product development activity focusing on the commercialization and enhancement of existing proprietary technologies in Casing Services and the development of a new generation of Top Drive units.

Corporate and Other

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the year ended December 31, 2006 increased $5.6 million to a $26.4 million loss compared to 2005 due to increased legal expenses, higher expenses related to compliance with Section 404 of the Sarbanes Oxley Act, staff and management additions and higher stock compensation costs.

Corporate and Other’s operating loss includes bad debt expense (benefit) which was ($1.7) million for 2006 and $2.3 million for 2005. The 2006 bad debt benefit reflects the collection of a receivable previously written off when the customer filed for bankruptcy in 2003.

Net Income

	Years ended December 31,
	2006		2005
		% of revenue		% of revenue
Operating Income	$60,903	15.8	$17,746	8.8
Interest Expense	4,542	1.2	2,038	1.0
Interest Income	(1,331)	(0.3)	(611)	(0.3)
Foreign Exchange Losses	1,068	0.3	2,425	1.2
Other (Income) Expense	3,016	0.8	(488)	(0.2)
Income Taxes	23,309	6.0	6,332	3.1

Net Income Before Cumulative Effect of Accounting Change	$30,299	7.8	$8,050	4.0

Interest Expense—Interest expense for 2006 increased $2.5 million primarily related to an interest expense accrual of $1.2 million in 2006 arising out of a claim for foreign withholding tax on payments made over the period from 2000 to 2004 (see Note 10 to the Consolidated Financial Statements) and higher average debt levels during the year.

Interest Income—Interest income for 2006 increased $0.7 million to $1.3 million primarily related to higher average cash balances on hand during 2006 as compared to 2005.

Foreign Exchange Losses—Foreign exchange losses decreased $1.3 million to $1.1 million primarily due to fluctuations of exchange rates in relation to the U.S. dollar compared to the weakening of the U.S. dollar in 2005 against the Canadian dollar.

Other (Income) Expense—Other (Income) Expense includes gains and losses on the sale of non-operating assets and investments. Other Expense for the year ended December 31, 2006 includes a $2.6 million accrual for withholding taxes and penalties related to payments over the period from 2000 to 2004 in a foreign jurisdiction. In November 2005 the Company sold its 5.4 million common shares of Drillers Technology Corp. (“DTC”) to Saxon Energy Services Inc. The Company received proceeds of $8.5 million and recorded a gain of $1.8 million. Other Income for 2005 also includes a $1.4 million accrual for interest and penalties related to a 1996 Mexican tax assessment.

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxable on profits earned in a number of jurisdictions around the world. Our income tax expense is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and/or its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such profits.

Our effective tax rate for 2006 was 43.5% compared to 44.0% in 2005.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in our foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.

Years Ended December 31, 2005 and 2004

Our performance for the year ended December 31, 2005 improved compared to 2004 primarily due to Casing Services’ two acquisitions in November 2005, strong oil and gas drilling activity and management’s continued focus on financial results. We continued to pursue our strategy of growing the Casing Services segment while focusing on the financial performance of our Top Drive segment. Revenue, operating income and net income for the years ended December 31, 2005 and 2004 were as follows:

	Years Ended December 31,
	2005		2004
		% of Revenues		% of Revenues
REVENUES
Top Drive
-sales and after market support	$51,289		$33,682
-rental operations	74,487		58,076

Total Top Drive	125,776	62.0	91,758	66.5
Casing Services	76,972	38.0	46,272	33.5

Total Revenues	$202,748	100.0	$138,030	100.0

OPERATING INCOME
Top Drive	$23,512	18.7	$11,507	12.5
Casing Services	19,019	24.7	6,456	14.0
Research and Engineering	(3,925)	n/a	(2,494)	n/a
Corporate and Other	(20,860)	n/a	(13,526)	n/a

Total Operating Income	$17,746	8.8	$1,943	1.4

NET INCOME (LOSS)	$8,050	4.0	$(5,567)	(4.0)

Revenue for the year ended December 31, 2005 was $202.7 million, compared to $138.0 million in 2004, an increase of $64.7 million, or 46.9%. This increase is primarily due to an increase in the Top Drive segment, particularly top drive rental operations and increased top drive unit sales, and strong increases in Casing Services revenues, particularly the addition of three leased rigs within the CASING DRILLING® fleet and the November 2005 acquisitions of Tong and Cheyenne.

Operating Income for the year ended December 31, 2005 was $17.7 million, compared to $1.9 million in 2004, an increase of $15.8 million. This increase is primarily attributable to increased activities in the Top Drive and Casing Services segments offset by increased expenses in the Research and Engineering segment and increased selling, general and administrative expenses, all discussed in further detail below. Casing Services’ 2005 operating income includes an $8.4 million gain on sale of the drilling rigs which is included in gain on sale of operating assets in the accompanying consolidated statements of income. Top Drive’s 2004 operating income includes a $2.7 million impairment of operating assets which is included in loss on impairment of assets in the accompanying consolidated statements of income. For further information, see Note 2 in the Consolidated Financial Statements.

Net Income for the year ended December 31, 2005 was $8.1 million, compared to a loss of $5.6 million in 2004, an increase of $13.7 million. This increase is primarily attributable to strong margins and revenue in the Top Drive segment, particularly top drive rentals, and substantial increases in top drive sales revenue and rapidly expanding Casing Services segment activities.

Top Drives Segment

Revenue—Revenue for the year ended December 31, 2005 increased $34.0 million compared to 2004. This growth was primarily driven by a $17.6 million increase in top drive sales and an $16.4 million increase in top drive rental operations.

Revenue from top drive sales and after-market support increased to $51.3 million in 2005 as compared to 2004, primarily due to the sale of 35 units during 2005 compared to 22 units sold in 2004. During 2005, we sold 35 top drive units, of which 21 were new units and 14 were used units. During 2004, we sold 22 top drive units, of which 16 were new units and 6 were used units. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit is included in the sale.

Revenues related to the sale of used units sold in 2005 and 2004 were $10.0 million and $3.6 million, respectively.

In addition to selling top drive units, we provide after-market sales and service to support our installed base. During 2005, efforts to establish service and parts centers, including sales personnel, in strategic locations closer to the installed base increased revenues 58%.

Revenues from Top Drive rental activities increased to $74.5 million in 2005 as compared to 2004, primarily due to increased fleet utilization resulting in an increased number of rental days. The number of top drive operating days and average daily operating rates for 2005 and 2004 and the number of rental units in our fleet at year-end 2005 and 2004 were:

	Years Ended December 31,
	2005	2004
Number of operating days	21,713	18,879
Average daily operating rates	$3,000	$2,470
Number of units in rental fleet, end of year	111	121

During 2005 stand-by revenues from our rental operations were $9.3 million, a decrease of $2.1 million from 2004.

Operating Income—Top Drive operating income for the year ended December 31, 2005 increased $12.0 million to $23.5 million compared to 2004. Like the increase in revenue over the same period, this growth is primarily attributable to the increase in the number of top drive units sold in 2005 compared to 2004 and the increase in top drive rental operations.

Top Drive’s 2005 Operating Income was negatively impacted by a $6.6 million charge related to the replacement of load path parts of certain equipment sold to customers and in our rental fleet. This charge was net of amounts contractually recoverable from the manufacturer of the steel forgings used to make such load path parts. For further information see Note 10 in the Consolidated Financial Statements.

Casing Services Segment

Revenue—Revenue for the year ended December 31, 2005 increased $30.7 million from 2004 to $77.0 million reflecting increased activity, higher prices for proprietary casing running and CASING DRILLING® services, the addition of three leased rigs within the CASING DRILLING® fleet and the November 2005 acquisitions of Tong and Cheyenne.

Tubular services revenue is principally generated from our conventional casing and tubing business, proprietary casing running technology. The conventional tubular services business generated revenue of $39.4 million in 2005, a 34% increase from 2004. The incremental revenue is a direct result of increased volumes in the North Louisiana and East Texas regions, plus two months of activity of Tong and Cheyenne of $9.3 million. We began marketing our proprietary tubular services process in 2003 and generated revenue of approximately $12.4 million in 2005 compared to $5.4 million in 2004.

CASING DRILLING® revenue in 2005 was $25.1 million compared to $11.5 million in 2004. The increase in 2005 was driven by an increased number of rigs and higher rig utilization as well as a strengthening of pricing. As of December 31, 2005 all of our owned rigs were sold to Turnkey E&P. We retained three leased rigs owned by Saxon (prior DTC rigs) through November 2006 when the lease expired.

Operating Income—Operating income for the year ended December 31, 2005 was $19.0 million, compared to $6.5 million in 2004 reflecting the flow-through of increased activity and higher prices and the gain on sale of the drilling rigs. Casing Services’ 2005 operating income includes an $8.4 million gain on sale of the drilling rigs which is included in gain on sale of operating assets in the accompanying consolidated statements of income. Excluding this 2005 gain, Casing Services’ 2005 operating income would have been $10.6 million. The impact of the Tong and Cheyenne acquisitions in November 2005 contributed $1.8 million to operating income for the year.

Research and Engineering Segment

Research and Engineering’s (“R&E”) operating loss is comprised of our R&E activities and was $3.9 million for 2005, an increase of $1.4 million from 2004. This increase is primarily due to product development activity focusing on the commercialization and enhancement of existing proprietary technologies.

Corporate and Other

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the year ended December 31, 2005 increased $7.3 million to $20.9 million compared to 2004 due to staff and management additions, Sarbanes-Oxley compliance expenses, increased stock compensation expense, increased professional and legal fees and higher incentive accruals.

Corporate and Other’s operating loss includes bad debt expense which was $2.3 million for 2005 and $0.7 million for 2004.

Net Income

	Years ended December 31,
	2005		2004
		% of revenue		% of revenue
Operating Income	$17,746	8.8	$1,943	1.0
Interest Expense	2,038	1.0	3,167	1.6
Interest Income	(611)	(0.3)	(571)	(0.3)
(Gain) Loss on Sale of Assets	—	—	—	—
Foreign Exchange Losses	2,425	1.2	1,871	0.9
Other (Income) Expense	(488)	(0.2)	381	0.2
Income Taxes	6,332	3.1	2,662	1.3

Net Income Before Cumulative Effect of Accounting Change	$8,050	4.0	$(5,567)	(2.7)

Interest Expense—Interest expense was lower in 2005 than 2004 as we repaid debt with surplus cash and retired our Senior Notes in October 2004. This was offset slightly by interest and penalties incurred in regards to the Mexico tax reassessment.

Foreign Exchange Losses—Foreign exchange losses increased $0.5 million to $2.4 million primarily due to the weakening of the U.S. dollar against the Canadian dollar in 2005.

Other (Income) Expense—Other (Income) Expense includes gains and losses on the sale of non-operating assets and investments. In November 2005 we sold 5.4 million common shares of DTC to Saxon Energy Services Inc. We received proceeds of $8.5 million and recorded a gain of $1.8 million. Other Income for 2005 also includes a $1.4 million accrual for interest and penalties related to a 1996 Mexican tax assessment.

Income Taxes—Our effective tax rate for 2005 was 44.0% compared to 91.6% in 2004. The decrease in the effective tax rate from 2004 is primarily related to the write off of approximately $2.7 million of deferred tax assets in 2004.

PRIOR YEAR ERRORS AND ADJUSTMENT TO RETAINED EARNINGS

During the course of our stock option review discussed in “Stock Option Review” above, we noted certain administrative discrepancies in our granting practices which required us to re-measure the amount of stock compensation expense for certain stock option grants previously recognized. Additionally, we identified other accounting errors relating to prior years. We evaluated these prior year accounting errors using guidance provided under SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatement: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect on prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB No. 108, we used the roll-over method for quantifying financial statement misstatements.

In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures using a dual approach of both the iron-curtain and the roll-over methods. As these adjustments are not material to any of the years prior to 2006 under the roll-over method, we have elected to apply the guidance in SAB No. 108 by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date, as the cumulative amount of these errors would have been material to the year prior to adoption of SAB No. 108. The following table summarizes the effects as of January 1, 2006 of applying the guidance in SAB No. 108 (in thousands):

	Period in which the Misstatement Originated (a)
	Cumulative Prior to January 1, 2004	Years Ended December 31,		Adjustment Recorded as of January 1, 2006
		2004	2005
Expense/(Income)
Stock Compensation (b)	$9	$21	$467	$497
Depreciation Expense (c)	209	168	168	545
Cost of Sales Accrual (d)	—	—	152	152
Cost of Sales Accrual (e)	—	211	(332)	(121)
Deferred Income Taxes (f)	(75)	(136)	(25)	(236)

Impact on Net Income (g)	$143	$264	$430

Retained Earnings (h)				$837

(a)	We previously quantified these errors under the roll-over method and concluded that they were immaterial, both individually and in the aggregate, to each of the years presented.
(b)	We did not properly calculate the fair value of certain stock option grants to employees and we did not properly account for modifications of grants related to certain previously terminated employees. As a result of this error, stock compensation expense was understated with a corresponding adjustment to capital surplus. We recorded a $0.5 million increase in capital surplus with a corresponding reduction in retained earnings to correct this misstatement.
(c)	We did not properly calculate depreciation expense for certain Casing Services equipment acquired in 2002. As a result of this error depreciation expense was understated. We recorded a $0.5 million decrease in property, plant and equipment, net with a corresponding decrease in retained earnings to correct this misstatement.
(d)	We improperly deferred certain costs to be billed to a customer which were not included in the service agreement. As a result of this error cost of sales and services were understated. We recorded a $0.2 million decrease in accounts receivable with a corresponding reduction in retained earnings to correct this misstatement.
(e)	We improperly accrued certain costs related to our Top Drive business activities. As a result of this error cost of sales and services were understated in 2004 and overstated in 2005. We recorded a $0.1 million reduction in accrued liabilities with a corresponding increase in retained earnings to correct this misstatement.
(f)	As a result of these misstatements described above, our income tax expense was overstated in each of the periods. We recorded a $0.2 million decrease in deferred income taxes payable with a corresponding increase in retained earnings to correct this misstatement.
(g)	Impact on net income represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(h)	Represents the net reduction to Retained Earnings recorded as of January 1, 2006 to record the adoption of SAB No. 108.

LITIGATION AND CONTINGENCIES

In the normal course of our business, we are subject to legal proceedings brought against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis.

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS™ infringes certain of Varco’s U.S. patents. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, and that reexamination remains in process. The district court has granted our motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our CDS™ infringes two patents held by Franks. We have filed a general denial and the case is in early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

We have been advised by Mexican tax authorities that they believe significant expenses incurred by our Mexican operations are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions have been issued in respect of 1996 through 2000. All of these reassessments have been appealed to the Mexican court system, and we continue to believe that the basis for these reassessments is incorrect.

In October 2005, the Mexican Supreme Court denied our appeal of the 1996 Mexican tax reassessment. As a result of this and previous court decisions, a revised reassessment may be calculated by Mexican authorities and will be subject to our appeal. No such reassessment has been issued at the time of this filing. There is some uncertainty as to the final amount of the 1996 reassessment. In 2005, we estimated that the total exposure for 1996 was $2.1 million and recorded a charge of $1.4 million to other expense relating to the interest and penalties and $0.7 million to income tax expense during 2005. We have previously paid approximately $3.4 million for 1996, which is included as a long term receivable in Intangible and Other Assets. We will request a refund of any difference between the amount paid and the amount finally determined to be owing for 1996.

Although the reassessments in respect of 1997, 1998 and 1999 were decided in our favor, our Mexican tax advisors have indicated that the tax authorities have the right to recommence audit proceedings and issue new reassessments at any time until years become statute barred. We understand that these years become statute barred over the period 2005 through 2007. We have received no indication from the Mexican tax authorities of their intentions with respect to these years, and management is unable to predict on what grounds the tax authorities may issue further reassessments or estimate the amount of any additional taxes that may be claimed.

The reassessment for 2000 is currently before the Mexican Tax Court. Management estimates that the current maximum exposure to the Company, including taxes, interest and penalties, in respect of the 2000 reassessment is approximately $1.0 million. This amount will be recorded as a charge against income should we be unsuccessful in overturning the remaining reassessment.

In 2006, Mexican tax authorities formally requested information from us regarding expenses we deducted in 2001 and 2002. At the time of this filing, no reassessments have been received for these years and management is unable to predict the outcome of this review or estimate the amount of any additional taxes that may be claimed as owed.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. However, at June 30, 2006 we accrued our estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense.

Also in early July 2006, we received notice of a Court Order of first instance with respect to commercial litigation in the Middle East. The dispute involves a claim for a portion of the net income arising from our operation of certain equipment in the region. The court awarded payment to the claimant in an amount of approximately $1.1 million. This award was upheld on appeal in December 2006. We have appealed this decision to the maximum judicial authority in the country. During 2006 we accrued the full amount for this claim in cost of sales and services expense.

The estimates above represent our best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings. We do not believe that any such proceedings currently underway against the Company, either individually or in the aggregate, will have a material adverse effect on the our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position as of December 31, 2006 and 2005 was as follows (in thousands):

	Years Ended December 31,
	2006	2005
Cash	$14,923	$35,396
Current Portion of long term debt and capital lease	(9,991)	(425)
Long term debt and capital lease	(34,509)	(40,853)

Net Cash (Debt)	$(29,577)	$(5,882)

The increase in Net Debt during 2006 was primarily the result of manufacturing investment required by the Company to manufacture the top drives in its backlog.

In November 2005, we entered into a credit agreement with JPMorgan Chase Bank, N.A., (the “Credit Agreement”) that provided the Company with $50 million in term loans (the “Term Loan”) and $50 million in combined revolver and swingline loans (with a maximum of $10 million on the swingline portion) (the “Revolver”). Amounts outstanding under the Term Loan are required to be repaid in quarterly installments beginning on January 31, 2007. The original maturity schedule required quarterly payments of $3.1 million, which have been reduced to $2.5 million due to certain prepayments. Amounts outstanding under the Revolver are due on October 31, 2008. Borrowings under the Revolver are capped at the lesser of $50 million or the sum of 80% of the Company’s trade accounts receivables plus 40% of the Company’s inventory balance. Additionally, amounts available under the Revolver are reduced by letters of credit issued under the Credit Agreement not to exceed $15 million and amounts outstanding under the swingline loan provisions of the Revolver. At December 31, 2006, we did not have any amount outstanding under the swingline loan provisions of the Revolver. As of December 31, 2006, we had $6.9 million in letters of credit outstanding under the Credit Agreement and we had $28.6 million available under the Revolver.

Pursuant to the Credit Agreement, we are prohibited from incurring any additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. We are required to repay amounts outstanding under the Credit Agreement in certain circumstances. These circumstances include 50% of the net proceeds from any equity offerings, 50% of the net proceeds from the issuance of subordinated indebtedness or certain asset sales. The Credit Agreement is secured by substantially all of our assets.

Also we are required to maintain certain financial ratios such as leverage ratio, minimum net worth and a fixed charge coverage ratio. At December 31, 2006, we were in compliance with the debt covenants in the Credit Agreement.

Additionally, our capital expenditures are limited to 60% of consolidated EBITDA, as defined in the Credit Agreement, plus net proceeds from asset sales.

Our investment in working capital, excluding cash and short term debt, has increased $45.4 million to $107.0 million at December 31, 2006 from $61.6 million at December 31, 2005. The increase during 2006 was primarily attributable to an increase in inventories and accounts receivable due to higher activity levels. We are targeting to reduce our manufacturing lead times such that a backlog of 40 to 50 top drive units is more in order and as such, we anticipate that our working capital requirements, excluding cash and debt, during 2007 will not increase at the rate experienced in 2006. Following is the calculation of working capital, excluding cash and debt, at December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Current Assets	$198,924	$149,564
Current Liabilities	(87,015)	(53,042)

Working Capital	111,909	96,522
Less:
Cash and Cash Equivalents	(14,923)	(35,396)
Current Portion of Long Term Debt	9,991	425

Working Capital, Excluding Cash and Short Term Debt	$106,977	$61,551

During 2006, our capital expenditures were $46.2 million, primarily related to the addition of proprietary tubular services equipment in the Casing Services segment. We project our capital expenditures for 2007 to be approximately $50 million.

We believe cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund our working capital needs and capital expenditures.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$44,500	$9,991	$34,509	$—	$—
Operating lease obligations	7,414	2,053	2,654	1,451	1,256
Interest	5,016	2,786	2,230	—	—
Purchase commitments	46,297	46,297	—	—	—

	$103,227	$61,127	$39,393	$1,451	$1,256

Future interest payments were forecast based upon the applicable rates in effect at December 31, 2006 of 7.12% for the Revolver and 7.13% for the Term Loan.

ENVIRONMENTAL MATTERS

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others:

•	the Comprehensive Environmental Response, Compensation, and Liability Act;

•	the Resources Conservation and Recovery Act;

•	the Clean Air Act;

•	the Federal Water Pollution Control Act; and

•	the Toxic Substances Control Act.

In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and complying with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. Our Health, Safety and Environment group has programs in place to maintain environmental compliance and to prevent the occurrence of environmental contamination.

We do not expect costs related to these remediation activities to have a material adverse effect on our consolidated financial position or results of operations. Accrued liabilities for environmental matters were $0.1 million as of December 31, 2006 for the remediation of one of our owned properties. We did not have any necessary accruals for remediation activities at December 31, 2005.

QUARTERLY PERIOD ENDED DECEMBER 31, 2006

Revenue for the quarterly period ended December 31, 2006 was $114.3 million compared to revenue of $65.6 million for the quarterly period ended December 31, 2005 and $101.5 million for the third quarter of 2006. Top Drive segment revenue of $66.8 million for the fourth quarter of 2006 increased over 90% over the comparable prior year period primarily due to the sale of 30 Top Drive units during the quarter compared with 7 units sold in the fourth quarter of 2005 and an increase in top drive rental activity. Casing Services revenues of $47.6 million for the fourth quarter of 2006 increased 50% over the comparable prior year period primarily due to the two acquisitions completed in November 2005 as well as organic growth associated with our proprietary CDS™.

Operating income for the quarterly period ended December 31, 2006 was $19.2 million compared to operating income of $1.1 million for the quarterly period ended December 31, 2005 and $14.6 million for the third quarter of 2006. Like the increase in revenue of these same time periods, this growth is primarily driven by the increase in the number of top drive units sold and the increase in top drive rental and Casing Services activities. Operating income for the quarterly period ended December 31, 2005 was negatively impacted by a $6.6 million charge related to the replacement of load path parts of certain equipment sold to customers and in our rental fleet.

Net income for the quarterly period ended December 31, 2006 was $10.5 million compared to a net loss of $1.2 million for the quarterly period ended December 31, 2005 and net income of $8.5 million for the third quarter of 2006.

TRANSACTIONS WITH RELATED PARTIES

In 2005, we sold four drilling rigs to Turnkey E & P Inc. (“Turnkey”) for proceeds of $35.0 million plus warrants exercisable over a course of two years to purchase one million shares of Turnkey stock at a price of C$6.00. Additionally, our Casing Services business provides CASING DRILLING® services to Turnkey. Our Vice Chairman and Chief Technology Officer is Chairman of the Board of Turnkey. During 2006, Turnkey purchased CASING DRILLING®-related and other services and equipment from us in the amount of $2.2 million. Also, during 2006, we provided drilling rigs to its CASING DRILLING® customers which we had leased from a third party. The crews for these drilling rigs were provided to us by Turnkey pursuant to a Rig

Personnel Supply Agreement. Turnkey charged us $5.1 million to supply these drilling rig crews in 2006 which represents the actual cost incurred by Turnkey plus a 15% markup. The Rig Personnel Supply Agreement terminated in late 2006 and we do not intend to supply drilling rigs on a rental basis going forward. We received a fairness opinion related to the sale of the rigs to Turnkey and as such believe that the terms of the rig sale were comparable to those that would have been available from other third parties. We also believe that the prices Turnkey charged us were on terms similar to those that would have been available from other third parties.

Our President and Chief Executive Officer is a member of the Board of Directors of St. Mary Land & Exploration Company (“St. Mary”). St. Mary is engaged in the exploration, development, acquisition and production of natural gas and oil in the U.S. During 2006, St. Mary purchased $0.6 million in Top Drive rental and Casing Services from us. We believe that the prices we charged St. Mary were on terms similar to those provided to other third parties.

Additionally, the Company’s corporate counsel in Canada is Bennett Jones LLP. One of the Company’s directors is a partner at Bennett Jones LLP. During 2006, the Company paid approximately $0.4 million for services from Bennett Jones LLP, excluding reimbursement by the Company of patent fees and other expenses. We believe that the rates we paid Bennett Jones LLP for services are on terms similar to those that would have been available from other third parties.

SIGNIFICANT ACCOUNTING POLICIES

The preparation and presentation of the Company’s financial statements requires management to make estimates that significantly affect the results of operations and financial position reflected in the financial statements. In making these estimates, management applies accounting policies and principles that it believes will provide the most meaningful and reliable financial reporting. Management considers the most significant of these estimates and their impact to be:

Foreign Currency Translation—The US dollar is the functional currency for most of the Company’s worldwide operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income in shareholders’ equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period.

Revenue Recognition—The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. TESCO recognizes revenues when title, risk of loss and physical possession of the equipment is transferred to the customer, with no right of return. For sales transactions where title and risk of loss have transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the product being in the physical possession of the customer, the recognition of the revenues and related inventory costs from their transactions are required to be deferred until the customer takes physical possession of the equipment. For service and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

The Company provides product warranties on equipment sold pursuant to manufacturing contracts and provides for the anticipated cost of its warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. The Company periodically reviews its warranty provision to assess its adequacy in the light of actual warranty costs incurred. Because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on the Company’s financial statements.

Deferred Revenues—The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Accounting for Stock Options—The Company recognizes compensation expense on options granted to employees and directors. This compensation expense is based on the theoretical fair value of each option at its grant date, the estimation of which requires management to make assumptions about the future volatility of the Company’s stock price, future interest rates and the timing of employees’ decisions to exercise their options.

Allowance for Doubtful Accounts Receivable—The Company performs ongoing credit evaluations of customers and grants credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of the Company’s customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact management’s ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect.

Excess and Obsolete Inventory Provisions—Quantities of inventory on hand are reviewed periodically to ensure they remain active part numbers and the quantities on hand are not excessive based on usage patterns and known changes to equipment or processes. Significant or unanticipated changes in business conditions could impact the amount and timing of any additional provision for excess or obsolete inventory that may be required.

Impairment of long-lived assets, goodwill and intangibles—Long-lived assets, which include property, plant and equipment, investments, goodwill and intangible and other assets, comprise a substantial portion of the Company’s assets. The carrying value of these assets is periodically reviewed for impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This requires management to forecast future cash flows to be derived from the utilization of these assets based upon assumptions about future business conditions or technological developments. Significant, unanticipated changes in circumstances could make these assumptions invalid and require changes to the carrying value of the Company’s long-lived assets.

Income Taxes—The Company uses the liability method which takes into account the differences between financial statement treatment and tax treatment of certain transactions, assets and liabilities. Future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established to reduce future tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s future tax assets.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which supercedes SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company previously adopted SFAS No. 123 effective January 1, 2003 for options granted to employees after January 1, 2003. SFAS No. 123(R) requires the same fair value methodology pursuant to SFAS 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. The Company elected to adopt the modified prospective application method provided by SFAS 123(R) and on January 1, 2006, the date the Company adopted SFAS No. 123(R), the Company recorded a one-time cumulative benefit of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections,” which supersedes APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not have any impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years ending after December 15, 2006. We are currently reviewing the impact of the adoption of this statement and it is not anticipated to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material impact to our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatement: the “roll-over” method and the “iron-curtain” method. Prior to the Company’s application of the guidance in SAB No. 108, the Company used the roll-over method for quantifying financial statement misstatements. In SAB No. 108, the SEC staff established in approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures using a dual approach of both the iron-curtain and the roll-over methods. As these adjustments were not material to any of the years prior to 2006 under the roll-over method, we have elected to apply the guidance in SAB No. 108 by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date, as the cumulative amount of these errors would have been material to the year prior to the adoption of SAB No. 108. A description of the misstatements and the years effected are summarized in “Prior Year Errors and Adjustments to Retained Earnings.”

SHARE CAPITAL

We have an unlimited number of Common Shares authorized for issuance. At March 15, 2007, there were 36,394,956 Common Shares issued and outstanding. At December 31, 2006, there were 1,061,638 outstanding options exercisable into Common Shares.

RECONCILIATION OF U.S. TO CANADIAN GAAP

Significant differences between U.S. and Canadian GAAP are described below. As discussed in Note 2 to the consolidated financial statements, prior to January 1, 2006 our consolidated financial statements were prepared in accordance with Canadian GAAP. However, in conjunction with the preparation of our financial statements for the year ended December 31, 2006, we have retroactively restated our results of operations and financial position for all years presented herein to be in compliance with U.S. GAAP. A reconciliation of our consolidated statements of income and consolidated balance sheet between U.S. and Canadian GAAP is provided in Note 15 to the consolidated financial statements.

The principal differences that result in material measurement changes in our consolidated financial statements between U.S. and Canadian GAAP are:

(a)	Product development costs - Costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized and amortized under Canadian GAAP.

(b)	Investment in marketable securities of affiliates - Under U.S. GAAP, marketable securities held as portfolio investments are carried on the balance sheet at market value at the balance sheet date. For securities identified as available-for-sale, U.S. GAAP requires that unrealized gains and losses are reflected in shareholders’ equity as a component of accumulated other comprehensive income. However, under Canadian GAAP unrealized gains and losses on marketable securities are included in income.

(c)	Reduction of capital - In November 1993, the Company reduced its share capital by $11.0 million to eliminate its accumulated deficit by reducing share capital. U.S. GAAP does not allow the reduction of capital to be shown in our consolidated financial statements. However, Canadian GAAP allows the reduction of capital to be shown in financial statements.

(d)	Adoption of a U.S. accounting principle - During the preparation of these financial statements and the review of our stock option granting practices, we determined that we had improperly accounted for stock compensation expense for certain stock option grants in prior years and identified other accounting errors also relating to prior years. For U.S. GAAP, because these adjustments were not material to any of the years prior to 2006 under the roll-over method, we elected to apply the guidance in SAB No. 108 by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date. However, under Canadian GAAP the cumulative effect method allowed by SAB No. 108 is not permitted. Therefore prior year reported amounts have been adjusted to reflect the correction of these misstatements in the applicable year to which they relate.

In 2006, 2005 and 2004, the primary differences between net income (loss) under U.S. GAAP and Canadian GAAP is related to the amortization of product development costs, the recognition of unrealized gains and losses on the Turnkey warrants and the prior year errors discussed in “Prior Year Errors and Adjustment to Retained Earnings” that are reflected in the results for the year in which they relate. These differences in net income did not materially impact the discussion of results of operations discussed above. Following is net income (loss) and earnings per share for each of the three years ended December 31, 2006 in conformity with U.S. and Canadian GAAP (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net Income (Loss)
U.S. GAAP	$30,545	$8,050	$(5,567)
Canadian GAAP	29,160	7,810	(6,405)
Net earnings (loss) - per common share (basic)
U.S. GAAP	$0.85	$0.22	$(0.16)
Canadian GAAP	0.81	0.22	(0.18)
Net earnings (loss) - per common share (diluted)
U.S. GAAP	$0.83	$0.23	$(0.16)
Canadian GAAP	0.80	0.22	(0.18)

OUTLOOK

According to World Oil, drilling activity for the last three years and forecast for 2007 is:

	For the Years Ended December 31,
	2007	2006	2005	2004
	(forecast)*
Wells drilled
-US	52,208	48,929	41,189	37,257
-Canada	21,650	24,700	23,790	22,060
-Latin America	4,601	4,717	4,575	3,870
-Europe, N. Africa, Middle East	10,038	9,815	9,013	8,942
-Far East	20,019	19,846	15,236	12,538

Worldwide	108,516	108,007	93,803	84,667

*	forecast released by World Oil on January 26, 2007

Management believes that the anticipated continuing strength in drilling activity and, in particular, well complexity provides significant opportunities for us. We are committed to expanding its role as a leading service provider to the drilling industry. All of our services and products are delivered through geographic business units to provide customers with a single point of contact for all of our products and services.

In the last quarter of 2006, North America experienced a decrease in rig activity in Canada and shallow drilling in the U.S. due to the decline in natural gas prices. However the international markets did not show any sign of weakening. We continued our emphasis of increasing revenues and operating income outside of North America to create a more balanced portfolio between the North American natural gas driven market and the international oil market.

Going into 2007, we intend to continue to concentrate on lowering manufacturing costs while maintaining the capacity to deliver 30 Top Drive units into the market each quarter, assuming sustained market demand and orders. Related to the Top Drive segment, we will be introducing new electric and hydraulic models in 2007 and as our installed base has increased, we are focusing on increasing our after market sales and service activities. Regarding the rental fleet, we are evaluating the placement of units throughout the world due to the recent decline in drilling activity in North America. Additionally, we are implementing a plan to revitalize our rental fleet through selective sale and replacement of older units.

We continue to see expanding support for our tubular services business and based on recent successes in CASING DRILLING® projects, will begin an aggressive expansion plan of this business line over the next several years. We are particularly focused on moving strongly into the offshore markets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From time to time, derivative financial instruments may be utilized by the Company in the management of its foreign currency and interest rate exposures. We do not use derivative financial instruments for trading or speculative purposes and account for all such instruments using the fair value method. Currency exchange exposures on foreign currency denominated balances and anticipated cash flows may be managed by foreign exchange forward contracts when it is deemed appropriate. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on the Company’s debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not a party to any derivative financial instruments at December 31, 2006 or 2005.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

We have certain receivables that are not refundable or due within one year. We have reviewed these items, which are included in Intangible and Other Assets, by reference to their terms, including rates of interest earned, and determined that their fair value is not materially different than their carrying value.

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. The fair value of our long term debt at December 31, 2006 is assumed to be approximately equal to the carrying value since the interest rate floats, based on prime or LIBOR. A 1% change interest rates would increase or decrease interest expense $0.4 million annually based on amounts outstanding at December 31, 2006.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures. As of December 31, 2006, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In light of the discussion of material weaknesses set forth below, these officers have concluded that our disclosure controls and procedures were not effective. To address the material weaknesses described below, we performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These measures included, among other things, expansion of our year-end closing and testing procedures, re-verification of databases utilized in our consolidation process, deployment of significant internal resources and additional consultants to complete account reconciliations, ensure posting of all transactions, and completion of a detailed review and comprehensive analysis of account balances and reconciliations. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006:

1. The Company did not maintain an effective control environment as the Company’s corporate financial reporting organization did not effectively monitor and provide oversight of the Company’s U.S. Casing Services Business Unit. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. This control deficiency contributed to the material weaknesses described below.

2. The Company did not maintain effective controls at its U.S. Casing Services Business Unit. Specifically, the Company had:

(a)	an insufficient complement of personnel at this business unit to complete the necessary work commensurate with our financial reporting requirements,

(b)	ineffective controls over the review and approval of manual journal entries,

(c)	ineffective controls around the timely reconciliation of financial reporting databases,

(d)	ineffective controls over the timely preparation, review and approval of bank account reconciliations, and

(e)	ineffective controls over the existence, accuracy and completeness of property, plant and equipment and related depreciation expense.

These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the second and third quarters of 2006. Additionally, control deficiencies (a), (b) and (c) described above could result in a misstatement to substantially all financial statement accounts and disclosures related to the U.S. Casing Services business unit and control deficiencies (d) and (e) described above could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses described above, our management concluded that as of December 31, 2006, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Plan for Remediation of Material Weaknesses

In response to the identified material weaknesses, management, with oversight from the Company’s audit committee, has dedicated significant resources, including the engagement of consultants to support management in its efforts to improve our control environment and to remedy the identified material weaknesses. These ongoing efforts are focused on (i) expanding our organizational capabilities to improve our control environment; (ii) implementing process changes to strengthen our internal control and monitoring activities; and (iii) placement of additional staff to complete the account reconciliations timely, thus allowing for proper review and oversight.

From a control environment and organizational perspective, we, among other things:

•

have completed all of the bank account reconciliations at our U.S. Casing Services Business Unit for each month of 2006 for both the Operating and Payroll accounts. We have also completed the reconciliations for the month of January and February 2007;

•	modified access controls associated with certain accounting team members at our U.S. Casing Services Business Unit;

•

redefined certain job requirements for our U.S. Casing Services Business Unit accounting employees and established a team focused on developing and implementing improvements in our accounting function; and

•	enhanced the corporate oversight role by requiring monthly review of significant accounts at the U.S. Casing Business Unit.

We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting. Our management, with the oversight of our audit committee, will continue to take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. We also intend to take additional measures to reduce the complexity and increase standardization, usability, efficiency, security and effectiveness of our information technology systems.

ITEM 9B.	OTHER MATTERS.

None.

PART III

Items 10 through 14 will be included in Tesco’s Proxy Statement for our 2007 Annual Meeting of the Shareholders, and are incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.

The information required by this Item will be included under the section captioned “Election of Directors (Proposal 2)” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be included under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors (Proposal 7)” in our Proxy Statement for the 2007 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

Page No.
		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets - December 31, 2006 and 2005	F-5

		Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	F-6

		Consolidated Statements of Shareholders’ Equity for each of three years in the period ended December 31, 2006	F-7

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	F-8

		Notes to Consolidated Financial Statements	F-10

	(2)	Financial Statement Schedules

Page No.

		Schedule II—Valuation and Qualifying Accounts	F-42

(b)	Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	By-laws of Tesco Corporation (incorporated by reference to Exhibit 4.2 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

4	Form of Common Share Certificate for Tesco Corporation

10.1	Asset Purchase Agreement between Tesco Corporation, Tong Specialty, LLC and others, dated November 1, 2005

10.2	Asset Purchase Agreement between Tesco Corporation, Cheyenne Services, Ltd. and others, dated November 1, 2005

10.3	Revised and Restated Acquisition Agreement between Tesco Corporation, Turnkey E&P Inc. and others, dated August 23, 2005

10.4	Preferred Supplier Agreement between Tesco Corporation and Turnkey E&P Inc., dated December 13, 2005

10.5	Rig Personnel Supply Agreement Tesco Corporation (US) and Turnkey E&P Corporation, dated December 13, 2005

10.6	Credit Agreement between Tesco Corporation, JPMorgan Chase Bank, N.A. and others, dated November 2, 2005

10.7*+	2005 Tesco Corporation Stock Option Plan (incorporated by reference to Exhibit 99.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

Exhibit No.	Description
10.8+	Forms of Stock Option Agreement entered into under the Tesco Corporation Stock Option Plan

10.9	Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006

10.10+	Tesco Corporation Employee Stock Savings Plan

10.11+	Employment Agreement between Tesco Corporation and Julio M. Quintana, dated September 1, 2004

10.12+	Change of Control Agreement between Tesco Corporation and Julio M. Quintana, dated September 1, 2004

10.13+	Employment Agreement between Tesco Corporation and Anthony Tripodo, dated January 5, 2007

10.14+	Change of Control Agreement between Tesco Corporation and Anthony Tripodo, dated January 5, 2007

10.15+	Employment Agreement between Tesco Corporation and Robert Tessari, dated May 1, 1996

10.16+	Change of Control Agreement between Tesco Corporation and Robert Tessari, dated November 1, 1998

10.17+	Employment Agreement between Tesco Corporation and K. Evert Beierbach, dated December 19, 1995

10.18+	Change of Control Agreement between Tesco Corporation and K. Evert Beierbach, dated January 11, 1998

10.19+	Employment Agreement between Tesco Corporation and Nigel Lakey, dated May 1, 2006

10.20+	Change of Control Agreement between Tesco Corporation and Nigel Lakey, dated May 1, 2006

14	Tesco Corporation Business Ethics Policy

21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/S/ JULIO M. QUINTANA
Julio M. Quintana, President and
Chief Executive Officer

Date: March 28, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julio M. Quintana and James A. Lank, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JULIO M. QUINTANA Julio M. Quintana	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/S/ ANTHONY TRIPODO Anthony Tripodo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007

/S/ NORMAN W. ROBERTSON Norman W. Robertson	Chairman of the Board	March 28, 2007

/S/ FRED J. DYMENT Fred J. Dyment	Director	March 28, 2007

/S/ GARY L. KOTT Gary L. Kott	Director	March 28, 2007

/S/ R. VANCE MILLIGAN R. Vance Milligan	Director	March 28, 2007

/S/ PETER K. SELDIN Peter K. Seldin	Director	March 28, 2007

/S/ MICHAEL W. SUTHERLIN Michael W. Sutherlin	Director	March 28, 2007

/S/ ROBERT M. TESSARI Robert M. Tessari	Director	March 28, 2007

/S/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	March 28, 2007

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION

AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TESCO Corporation:

We have completed an integrated audit of TESCO Corporation’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TESCO Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that TESCO Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining (1) an effective control environment over one of its individually significant locations and (2) effective controls at its U.S. Casing Services Business Unit specifically related to (a) an insufficient complement of personnel, and ineffective controls over (b) the review and approval of manual journal entries, (c) the timely reconciliation of financial reporting databases, (d) the timely preparation, review and approval of bank account reconciliations, and (e) the existence, accuracy and completeness of property, plant and equipment including depreciation expense based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. The Company did not maintain an effective control environment as the Company’s corporate financial reporting organization did not effectively monitor and provide oversight of the Company’s U.S. Casing Services Business Unit. A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. This control deficiency contributed to the material weaknesses described below.

2. The Company did not maintain effective controls at its U.S. Casing Services Business Unit. Specifically, the Company had:

(a)	an insufficient complement of personnel at this business unit to complete the necessary work commensurate with its financial reporting requirements,

(b)	ineffective controls over the review and approval of manual journal entries,

(c)	ineffective controls around the timely reconciliation of financial reporting databases,

(d)	ineffective controls over the timely preparation, review and approval of bank account reconciliations, and

(e)	ineffective controls over the existence, accuracy and completeness of property, plant and equipment and related depreciation expense.

These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the second and third quarters of 2006. Additionally, control deficiencies (a), (b) and (c) described above could result in a misstatement to substantially all financial statement accounts and disclosures related to its U.S. Casing Services Business Unit and control deficiencies (d) and (e) described above could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that TESCO Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, TESCO Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Houston, Texas

March 27, 2007

TESCO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$14,923	$35,396
Accounts Receivable Trade, net	80,445	56,263
Inventories, net	85,442	40,064
Prepaid Income Taxes	—	1,606
Deferred Income Taxes	11,059	4,980
Prepaid and Other Assets	7,055	11,255

Total Current Assets	198,924	149,564
Property, Plant and Equipment, net	132,343	109,732
Goodwill	16,602	16,885
Deferred Income Taxes	14,912	20,234
Intangible and Other Assets	9,375	13,901

TOTAL ASSETS	$372,156	$310,316

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt and Capital Lease	$9,991	$425
Accounts Payable	27,840	22,962
Deferred Revenues	13,522	9,656
Warranty Reserves	9,391	7,817
Income Taxes Payable	3,775	—
Accrued and Other Current Liabilities	22,496	12,182

Total Current Liabilities	87,015	53,042
Long Term Debt and Capital Lease	34,509	40,853
Deferred Income Taxes	11,203	12,956

Total Liabilities	132,727	106,851

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
First Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2006 or 2005	—	—
Second Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2006 or 2005	—	—
Common Shares; no par value; unlimited shares authorized; 36,019,246 and 35,519,739 shares issued and outstanding at December 31, 2006 and 2005, respectively	139,266	131,002
Contributed Surplus	13,348	9,263
Retained Earnings	57,544	27,836
Accumulated Comprehensive Income	29,271	35,364

Total Shareholders’ Equity	239,429	203,465

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$372,156	$310,316

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share and share information)

	For the years ended December 31,
	2006	2005	2004
REVENUE
Products	$117,302	$51,289	$33,682
Services	268,875	151,459	104,348

	386,177	202,748	138,030
OPERATING EXPENSES
Cost of Sales and Services
Products	95,183	47,020	29,843
Services	188,011	114,862	81,515

	283,194	161,882	111,358
Selling, General and Administrative	36,124	28,117	19,860
Research and Engineering	5,956	3,925	2,494
Gain on Sale of Operating Assets	—	(8,922)	(309)
Loss on Impairment of Assets	—	—	2,684

Total Operating Expenses	325,274	185,002	136,087

OPERATING INCOME	60,903	17,746	1,943
OTHER EXPENSE
Interest expense	4,542	2,038	3,167
Interest income	(1,331)	(611)	(571)
Foreign exchange losses	1,068	2,425	1,871
Other expense (income)	3,016	(488)	381

Total Other Expense	7,295	3,364	4,848

INCOME (LOSS) BEFORE INCOME TAXES	53,608	14,382	(2,905)
INCOME TAXES	23,309	6,332	2,662

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	30,299	8,050	(5,567)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	246	—	—

NET INCOME (LOSS)	$30,545	$8,050	$(5,567)

Earnings per share:
Basic	$0.85	$0.23	($0.16)
Diluted	$0.83	$0.23	($0.16)
Weighted average number of shares:
Basic	35,847,266	35,173,264	34,778,463
Diluted	36,593,409	35,628,543	34,778,463

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In Thousands, except share amounts)

	Common Stock Shares	Common Shares	Contributed Surplus	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Balances at January 1, 2004	34,706,130	$122,507	$3,977	$25,353	$14,907	$166,744
Components of Comprehensive Income:
Net Loss	—	—	—	(5,567)	—	(5,567)
Currency Translation Adjustment	—	—	—	—	12,498	12,498
Unrealized Gains on Securities, net of tax	—	—	—	—	272	272

Total Comprehensive Income						7,203
Issuance and Exercise of Stock Options	251,550	1,537	2,359	—	—	3,896

Balances at December 31, 2004	34,957,680	124,044	6,336	19,786	27,677	177,843
Components of Comprehensive Income:
Net Income	—	—	—	8,050	—	8,050
Currency Translation Adjustment	—	—	—	—	6,544	6,544
Unrealized Gains on Securities, net of tax	—	—	—	—	1,143	1,143

Total Comprehensive Income						15,737
Issuance and Exercise of Stock Options	562,059	6,958	2,927	—	—	9,885

Balances at December 31, 2005	35,519,739	131,002	9,263	27,836	35,364	203,465
Adoption of SAB No. 108	—	—	497	(837)	—	(340)
Components of Comprehensive Income:
Net Income	—	—	—	30,545	—	30,545
Currency Translation Adjustment	—	—	—	—	(5,194)	(5,194)
Unrealized Losses on Securities, net of tax	—	—	—	—	(899)	(899)

Total Comprehensive Income						24,452
Issuance and Exercise of Stock Options	499,507	8,264	3,588	—	—	11,852

Balances at December 31, 2006	36,019,246	$139,266	$13,348	$57,544	$29,271	$239,429

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net Income (Loss)	$30,545	$8,050	$(5,567)
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Cumulative Effect of Accounting Change, net of tax	(246)	—	—
Depreciation and amortization	22,490	17,265	14,553
Stock compensation expense	5,747	3,620	2,359
Deferred Income Taxes	(5,182)	(2,030)	(1,599)
Loss on Impairment of Assets	—	—	2,686
Amortization of financial items	386	39	55
Gain on sale of operating assets	(4,500)	(9,519)	(309)
Gain on sale of other assets	—	(1,853)	—
Changes in components of working capital, net of acquisition
(Increase) decrease in accounts receivable trade	(25,553)	(18,660)	670
(Increase) decrease in inventories	(45,378)	(11,600)	3,978
(Increase) decrease in income taxes recoverable	1,607	1,889	(2,022)
Increase (decrease) in accounts payable	5,659	11,921	(572)
Increase (decrease) in accrued and other current liabilities	15,590	15,709	(3,250)
Increase (decrease) in income taxes payable	3,775	—	(2,114)

Net cash provided by operating activities	4,940	14,831	8,868

INVESTING ACTIVITIES
Additions to property, plant and equipment	(46,196)	(15,117)	(8,114)
Proceeds on sale of operating assets	6,715	46,706	9,974
Proceeds on sale of other assets	—	8,568	—
Acquisitions of business, net of cash acquired	—	(57,527)	(2,993)
(Increase) decrease in other assets	271	(224)	1,634
(Increase) decrease in accounts receivable on sale of rigs	6,000	(6,000)	—
Increase (decrease) in accounts payable-purchase of Bo Gray assets	—	(2,975)	111

Net cash (used) provided by investing activities	(33,210)	(26,569)	612

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

	For the Years Ended December 31,
	2006	2005	2004
FINANCING ACTIVITIES
Issuances of debt	51,883	54,761	10,000
Repayments of debt	(48,661)	(29,262)	(49,571)
Proceeds from exercise of stock options	6,385	6,398	1,662
Debt issuance costs	—	(1,723)	—
Excess tax benefit associated with equity based compensation	142	—	—

Net cash (used) provided by financing activities	9,749	30,174	(37,909)

Effect of foreign exchange losses on cash balances	(1,952)	1,275	3,821

Net Increase (decrease) in Cash and Cash Equivalents	(20,473)	19,711	(24,608)
Net Cash and Cash Equivalents, beginning of period	35,396	15,685	40,293

Net Cash and Cash Equivalents, end of period	$14,923	$35,396	$15,685

Supplemental Cash Flow Information
Cash paid during the year for interest	$2,972	$905	$4,117
Cash paid during the year for income taxes	$23,905	$9,030	$7,667
Cash receipts for interest	$1,278	$1,151	$623
Cash receipts for income taxes	$751	$3,149	$250

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”), an Alberta, Canada corporation, is engaged in the design, manufacture and service of technology based solutions for the upstream energy industry.

Basis of Presentation

These Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Prior to January 1, 2006 these consolidated financial statements were prepared in accordance with the accounting principles generally accepted in Canada. However, in conjunction with the preparation of its financial statements for the year ended December 31, 2006, the Company has retroactively restated its results of operations and financial position for all years presented herein to be in compliance with US GAAP.

Effective January 1, 2006, TESCO adopted the United States dollar (“US dollar”) as its reporting currency since a majority of its revenue is closely tied to the US dollar and to facilitate comparability to other oil and gas service companies. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in US dollars. All references to US$ or $ are to US dollars and references to C$ are to Canadian dollars. All comparative figures for prior periods have been restated into US dollars by applying the current rate method.

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, valuation and useful lives of goodwill, intangible assets and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, stock based compensation, purchase price allocations, warranty provisions and investment valuations. These items are covered in more detail in Notes 2, 4, 5, 6, 7, 8, 9 and 10. Management makes these estimates based on its judgment of the likely outcome of future events and there is a risk that the actual outcome will be different than expected and that such differences will have a material financial effect on future reported results.

Note 2—Summary of Significant Accounting Policies

Foreign Currency Translation

The US dollar is the functional currency for most of the Company’s worldwide operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into

TESCO CORPORATION

Notes to the Consolidated Financial Statements

US dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period. The effects of foreign currency transactions were losses of $1.1 million, $2.4 million and $1.9 million in the years 2006, 2005 and 2004, respectively.

Revenue Recognition

In the consolidated statements of income Products Revenue is comprised of top drive sales and after-market support and Services Revenue is comprised of top drive rental operations and casing services. The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. TESCO recognizes revenues when title, risk of loss and physical possession of the equipment is transferred to the customer, with no right of return. The Company has had few bill and hold transactions. However the recognition of the revenues and related inventory costs have been deferred until the customer takes physical possession of the equipment as the supporting documentation does not meet all of the criteria for revenue recognition. For project management and service and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

The Company provides product warranties on equipment sold pursuant to manufacturing contracts and provides for the anticipated cost of its warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. The Company periodically reviews its warranty provision to assess its adequacy in the light of actual warranty costs incurred. Because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on the Company’s financial statements.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Cash and Cash Equivalents

Cash and Cash Equivalents include investments in highly liquid money market instruments with original maturities of less than three months which are readily convertible to known amounts of cash, subject to insignificant risk of changes in value and held to meet operating requirements. At both December 31, 2006 and 2005, Cash and Cash Equivalents consisted entirely of bank balances.

Restricted Cash

At December 31, 2005, Prepaid and Other Current Assets included $6.0 million in sales proceeds held in escrow. In January 2006, this amount was released from escrow and added to Cash and Cash Equivalents.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At December 31, 2006 and 2005, the allowance for doubtful accounts on Trade Accounts Receivable was $3.0 million and $3.6 million, respectively.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Inventories

Inventories primarily consist of manufactured equipment and spare parts for manufactured equipment. During the manufacturing process, the Company values its inventories (work in progress and finished goods) primarily using standard costs, which approximate actual costs, and includes raw materials, direct labor and manufacturing overhead allocations.

Inventory costs for manufactured equipment are stated at the lower of cost or market using specific identification. Inventory costs for spare parts are stated at the lower of cost or market using the first-in, first-out method. The Company performs obsolescence reviews on its slow-moving and excess inventories and establishes reserves based on such factors as usage of inventory on-hand, technical obsolescence, market conditions as well as future expectations related to our manufacturing sales backlog, our installed base and the development of new products.

At December 31, 2006 and 2005, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2006	2005
Raw materials	$44,132	$17,969
Work in progress	15,440	7,624
Finished goods	25,870	14,471

	$85,442	$40,064

During 2006, the Company increased its reserve for excess and obsolete inventory $1.8 million, which is included in Cost of Sales and Services in the Consolidated Statements of Income. Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2006 and 2005 were $3.9 million and $2.0 million, respectively.

Property, plant and equipment

Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment, other than top drive units in the Company’s rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in Gain on Sale of Operating Assets in the accompanying Consolidated Statement of Income. When top drive units in the Company’s rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income.

At December 31, 2006 and 2005, property, plant and equipment, at cost, by major category were as follows (in thousands):

	2006	2005
Land, buildings and leaseholds	$13,622	$12,906
Drilling equipment	163,873	134,548
Manufacturing equipment	4,440	3,372
Office equipment and other	28,354	28,204

	210,289	179,030
Less: Accumulated depreciation	(77,946)	(69,298)

	$132,343	$109,732

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Property, plant and equipment are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less expected costs to sell.

In 2004, the Company identified certain assets included in its fleet of drilling equipment that management assessed as being unable to recover their capitalized cost over their economic life and therefore recognized an impairment of $2.7 million which is included in Loss on Impairment of Assets in the accompanying Consolidated Statements of Income.

Drilling equipment includes related manufacturing costs and overhead. The net book value of used top drive rental equipment sold included in Cost of Sales and Service in the accompanying Consolidated Statements of Income was $2.2 million, $9.4 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Depreciation and amortization expense, including depreciation of capital leases, is included in the Consolidated Statements of Income as follows (in thousands)

	Year Ended December 31,
	2006	2005	2004
Cost of sales and services	$21,523	$15,800	$13,074
Selling, general & administrative expense	967	1,465	1,479

	$22,490	$17,265	$14,553

Depreciation and amortization of property, plant and equipment, including capital leases, and intangible assets is computed on the following basis:

Asset Category	Description	Method	Rate
Land, buildings and leaseholds	Buildings Leasehold improvements	Straight line Straight line	20 years Lease term

Drilling equipment	Top Drive rental units Casing Services equipment Support equipment	Usage Straight line Declining balance	2,600 days 5 – 10 years 40%

Manufacturing equipment		Declining balance	20%

Office equipment and other	Computer hardware and software Furniture and equipment Vehicles	Straight line Declining balance Straight line	2 – 5 years 20% – 30% 3 – 5 years

Investments

The Company accounts for its investment in securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

These securities are considered available-for-sale and are reported at fair value based upon quoted market prices in the accompanying Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in Accumulated Other Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold are included in Other (Income) Expense in the Consolidated Statements of Income.

As discussed in Note 12, the Company received warrants to purchase one million shares of Turnkey E&P Inc. common stock at C$6.00 which expire on December 13, 2007. The Company estimated the fair value of these warrants when received at $1.0 million in December 2005. At December 31, 2006 and 2005, the Company valued these securities at $0.6 million and $2.1 million, respectively, using the Black—Scholes option pricing model. Unrealized gain (loss), net of tax, for the years ended December 31, 2006 and 2005 was ($0.9) million and $0.7 million, respectively. Because these securities expire during 2007, their fair value has been included in Prepaid and Other Assets in the accompanying Consolidated Balance Sheets at December 31, 2006. At December 31, 2005, the fair value of these securities was included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

Effective November 30, 2005 the Company sold all of its interest in Drillers Technology Corp. (“DTC”) for $8.5 million and recognized a gain of $1.8 million on the sale which is included in Other (Income) Expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2005. At December 31, 2006 and 2005, the Company did not have any investments in any unconsolidated affiliates.

Goodwill and Other Intangible Assets

Goodwill, which represents the value of businesses acquired by the Company in excess of the fair market value of all of the identifiable tangible and intangible net assets of the acquired businesses at the time of their acquisition, is carried at the lower of cost and fair value. The Company’s goodwill has an indefinite useful life and is subject to an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. Any resulting impairment loss is charged to income and disclosed separately in the Consolidated Statements of Income.

The Company has capitalized certain identified intangible assets, primarily customer relationships acquired in the Tong Specialty, LLC (“Tong”) acquisition and patents in the Cheyenne Services, LTD (“Cheyenne”) acquisition, based on their estimated fair value at the date acquired. The Tong customer relationships intangible assets are amortized on a straight-line basis over their estimated useful life of 4 years and the Cheyenne patents are amortized on a straight-line basis over an estimated useful life of 10 to 14 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value.

Derivative Financial Instruments

As a result of its worldwide operations, the Company is exposed to market risks from changes in interest and foreign currency exchange rates, which may affect its operating results and financial position. The Company minimizes its risks from interest and foreign currency exchange rates through its normal operating and financing activities. However, from time to time, the Company may minimize its interest and foreign exchange rate risks through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not enter into any derivative financial instruments during 2006, 2005 or 2004.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Debt Issue Costs

The Company has incurred debt issue costs which are amortized over the life of the debt term. At December 31, 2006 and 2005, net debt issue costs were $1.4 million and $1.8 million, respectively, and are included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

Accounting for Operating Leases

The Company has entered into non-cancelable operating lease agreements primarily involving office space. Certain of these leases contain escalating lease payments and the Company recognizes expense on a straight line basis which is more representative of the time pattern in which the leased property is physically employed. In certain instances the Company is also entitled to reimbursements for part or all of leasehold improvements made and records a deferred credit for such reimbursements which is amortized over the remaining life of the lease term as a reduction in lease expense.

Research and Engineering Expenses

The Company expenses research and engineering costs when incurred. Payments received from third parties, including payments for the use of equipment prototypes, during the research or development process are recognized as a reduction in research and engineering expense when the payments are received.

Environmental Costs

The cost of preventative environmental programs is expensed when incurred. When a clean-up program becomes likely, and it is probable the Company will incur clean-up costs and those costs can be reasonably estimated, the Company accrues remediation costs for known environmental liabilities. At December 31, 2006, the Company has accrued $0.1 million related to known remediation activities which are included in Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheets. The Company did not have any necessary accruals for remediation activities at December 31, 2005.

Income taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on future income tax assets or liabilities is recognized in the period that the change occurs. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s future tax assets.

Stock-based compensation

Beginning in 2003 and through December 31, 2005, the Company accounted for its stock-based compensation programs using SFAS No. 123, “Accounting for Stock-Based Compensation” for options granted to employees after January 1, 2003. The Company measured stock-based compensation cost at grant date or the employee start date for pre-employment grants, based on the estimated fair value of the award, and recognized the cost as expense on a straight-line basis, with pre-vesting forfeitures recognized when they occurred, over the

TESCO CORPORATION

Notes to the Consolidated Financial Statements

vesting period of the option. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Compensation expense is initially credited to Contributed Surplus and transferred to Common Shares when the option is exercised. Consideration received on the exercise of stock options is also credited to Common Shares.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for its stock-based compensation programs. The Company elected to adopt the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), the Company uses the same fair value methodology pursuant to SFAS 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, the date the Company adopted SFAS No. 123(R), the Company recorded a one-time cumulative adjustment of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption. Currently, the Company’s only stock-based compensation program is its Stock Option Plan as described in Note 7.

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General & Administrative expense in the accompanying Consolidated Statements of Income based on the respective functions for those employees receiving stock option grants. Stock compensation expense is included in the Consolidated Statement of Income as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Cost of sales and services	$1,597	$832	$571
Research and engineering	678	588	392
Selling, general & administrative	3,472	2,200	1,396

	$5,747	$3,620	$2,359

Per share information

Per share information is computed using the weighted average number of common shares outstanding during the year. Diluted per share information is calculated, including the dilutive effect of stock options which are determined using the treasury stock method. The treasury stock method assumes that the proceeds that would be obtained upon exercise of “in the money” options would be used to purchase common shares at the average market price during the period. No adjustment to diluted earnings per share is made if the result of this calculation is anti-dilutive.

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2006	2005	2004
Basic Weighted Average Number of Shares Outstanding	35,847	35,173	34,778
Dilutive Effect of Stock Options	746	456	—

Diluted Weighted Average Number of Shares Outstanding	36,593	35,629	34,778

Anti-dilutive Options Excluded from Calculation	1,630	2,028	2,536

Changes in Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which supercedes SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company previously adopted SFAS No. 123

TESCO CORPORATION

Notes to the Consolidated Financial Statements

effective January 1, 2003 for options granted to employees after January 1, 2003. SFAS No. 123(R) requires the same fair value methodology pursuant to SFAS 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. The Company elected to adopt the modified prospective application method provided by SFAS 123(R) and on January 1, 2006, the date the Company adopted SFAS No. 123(R), the Company recorded a one-time cumulative benefit of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption. With respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of SFAS No. 123(R)-3 (the “short-cut method”) as of the adoption of SFAS No. 123(R). Under the “short-cut method” the windfall tax benefits recognized for fully vested awards, as defined in SFAS No. 123(R)-3, are recognized as an addition to paid-in capital and are required to be reported as a financing cash inflow and an operating cash outflow within the statement of cash flows. Windfall tax benefits for partially vested awards should be recognized as if the Company had always followed the fair-value method of recognizing compensation cost in its financial statements and would be included as a financing cash inflow and an operating cash outflow within the statement of cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections,” which supersedes APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 on January 1, 2006 did not have any impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the impact of the adoption of this Interpretation and it is not anticipated to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the impact of the adoption of this statement and it is not anticipated to have a material impact to the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatement: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect on prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the Company’s application of the guidance in SAB No. 108, the Company used the roll-over method for quantifying financial statement misstatements.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures using a dual approach of both the iron-curtain and the roll-over methods.

During the preparation of these financial statements and the review of its stock option granting practices, the Company determined that it had improperly accounted for stock compensation expense for certain stock option grants in prior years and identified other accounting errors relating to prior years. As these adjustments were not material to any of the years prior to 2006 under the roll-over method, we have elected to apply the guidance in SAB No. 108 by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date, as the cumulative amount of these errors would have been material to the year prior to the adoption of SAB No. 108. The following table summarizes the effects as of January 1, 2006 of applying the guidance in SAB No. 108 (in thousands):

	Period in which the Misstatement Originated (a)
	Cumulative Prior to January 1, 2004	Years Ended December 31,		Adjustment Recorded as of January 1, 2006
		2004	2005
Expense/(Income)
Stock Compensation (b)	$9	$21	$467	$497
Depreciation Expense (c)	209	168	168	545
Cost of Sales Accrual (d)	—	—	152	152
Cost of Sales Accrual (e)	—	211	(332)	(121)
Deferred Income Taxes (f)	(75)	(136)	(25)	(236)

Impact on Net Income (g)	$143	$264	$430

Retained Earnings (h)				$837

(a)	The Company previously quantified these errors under the roll-over method and concluded that they were immaterial, both individually and in the aggregate to each of the years presented.
(b)	The Company did not properly calculate the fair value of certain stock option grants to employees and it did not properly account for modifications of grants to certain previously terminated employees. As a result of this error, Stock Compensation Expense was understated with a corresponding adjustment to Capital Surplus. The Company recorded a $0.5 million increase in Capital Surplus with a corresponding reduction in Retained Earnings to correct this misstatement.
(c)	The Company did not properly calculate Depreciation Expense for certain Casing Services equipment acquired in 2002. As a result of this error Depreciation Expense was understated. The Company recorded a $0.5 million decrease in Property, Plant and Equipment, net with a corresponding decrease in Retained Earnings to correct this misstatement.
(d)	The Company improperly deferred certain costs to be billed to a customer which were not included in the service agreement. As a result of this error Cost of Sales and Services were understated. The Company recorded a $0.2 million decrease in Accounts Receivable with a corresponding reduction in Retained Earnings to correct this misstatement.
(e)	The Company improperly accrued certain costs related to its Top Drive business activities. As a result of this error Cost of Sales and Services were understated in 2004 and overstated in 2005. The Company recorded a $0.1 million reduction in Accrued Liabilities with a corresponding increase in Retained Earnings to correct this misstatement.
(f)	As a result of these misstatements described above, the Company’s income tax expense was overstated in each of the periods. The Company recorded a $0.2 million decrease in Deferred Income Taxes Payable with a corresponding increase in Retained Earnings to correct this misstatement.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

(g)	Impact on net income represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(h)	Represents the net reduction to Retained Earnings recorded as of January 1, 2006 to record the adoption of SAB No. 108.

Note 3—Accumulated Comprehensive Income

Accumulated Other Comprehensive Income (Loss) is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains (losses) on investments. The Company presents its comprehensive income (loss) in its consolidated statements of Shareholders’ Equity.

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments, net	Accumulated Comprehensive Income
Balance December 31, 2003	$15,586	$(679)	$14,907
Foreign currency translation adjustment	12,498	—	12,498
Unrealized gain on investments	—	418	418
Income tax effect	—	(146)	(146)

Balance December 31, 2004	28,084	(407)	27,677
Foreign currency translation adjustment	6,544	—	6,544
Unrealized gain on investments	—	1,759	1,759
Income tax effect	—	(616)	(616)

Balance December 31, 2005	34,628	736	35,364
Foreign currency translation adjustment	(5,194)	—	(5,194)
Unrealized loss on investments	—	(1,493)	(1,493)
Income tax effect		594	594

Balance December 31, 2006	$29,434	$(163)	$29,271

Note 4—Acquisitions

Effective November 1, 2005, the Company acquired all of the assets and ongoing business of Tong for $32.6 million and Cheyenne for $23.5 million to provide expansion opportunities for its proprietary casing running service delivered with its Casing Drive System(TM) technology. Tong and Cheyenne are tubular running and inspection companies operating in Louisiana, Texas and the Gulf of Mexico. The assets and operations of Tong and Cheyenne are included in the Casing Services Segment of the Company. These financial statements include the results of operations for Tong and Cheyenne from November 1, 2005.

Effective June 7, 2005, the Company acquired certain casing running assets and ongoing business from Latco International (“Latco”) for $2.8 million for utilization within the Asia/Pacific region. All of these assets are associated with the Casing Services segment.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The assets and liabilities acquired in these acquisitions were valued based upon appraisals of the tangible and intangible assets acquired. The assets acquired, liabilities assumed and total consideration paid for each of these acquisitions were as follows (in thousands):

Assets acquired:	Tong	Cheyenne	Latco
Cash	$1,054	$343	$—
Accounts receivable	4,736	3,141	—
Property, plant and equipment	19,350	18,155	2,475
Goodwill	6,600	457	275
Intangibles	3,066	2,522	—
Other Assets	—	247	—
Liabilities assumed:	—	—	—
Current liabilities	(1,301)	(1,320)	—
Capital Leases	(876)	—	—

Consideration: Cash Paid	$32,629	$23,545	$2,750

Final cash consideration paid for the above acquisitions was subject to post-closing working capital adjustments which were finalized in 2006 resulting in a cash receipt of $0.3 million from Cheyenne. Transaction costs related to the acquisition of Tong and Cheyenne totaled $1.5 million and $0.2 million for Latco and have been included in the cash consideration paid in these acquisitions. Goodwill related to these three acquisitions was assigned to the Casing Services segment. All of the goodwill acquired as a result of these acquisitions is depreciable for income tax purposes.

The $3.1 million of acquired intangible assets in the Tong acquisition relate to customer relationships and have a weighted average useful life of four years. The $2.5 million of acquired intangible assets in the Cheyenne acquisition relate to patents and have a weighted average useful life of approximately 13 years.

Effective November 1, 2002, the Company acquired all of the assets and ongoing business of Bo Gray Casing and A & M Tubular Maintenance (“Bo Gray”). Bo Gray is a casing and tubular running company operating in east Texas and northern Louisiana. In addition to the cash consideration paid at the time of acquisition, the sellers were entitled to receive a maximum of an additional $5.5 million payable in cash from future operating cash flows of the acquired business until October 31, 2005 (of which $2.9 million is due in respect of the year ended October 31, 2004 and was paid in January, 2005 and $2.6 million was paid in 2004 in respect of the year ended October 31, 2003). Such contingent payments were added to the cash consideration paid related to this acquisition and therefore were part of the Goodwill related to this transaction.

The following unaudited pro forma summary presents the consolidated financial information as if the Company’s purchase of Tong, Cheyenne and Latco had been consummated at the beginning of each period presented. The pro forma financial data does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2004 or the projected future results of operations of the combined companies under the ownership and operation of the Company (amounts in thousands, except per share amounts).

	2005	2004
Revenue	$239,760	$169,741
Operating Income	22,347	3,023
Net Income	8,621	(7,880)

EPS
Basic	$0.25	$(0.23)
Diluted	$0.24	$(0.23)

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 5—Fair Value of Financial Instruments

The Company did not enter into any derivative financial instruments during 2006, 2005 or 2004.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable, accrued liabilities and capital leases approximate their fair value due to the relatively short-term period to maturity of the instruments.

The Company has certain receivables that are not refundable or due within one year. The Company has reviewed these items, which are included in Other Assets in the accompanying Consolidated Balance Sheets, by reference to their terms; including rates of interest earned, and determined that their fair value is not materially different than their carrying value.

The fair value of the Company’s long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to the Company. The fair value of the Company’s long term debt at December 31, 2006 of $34.5 million is assumed to be approximately equal to the carrying value since the interest rate on the Company’s debt obligations is based on the prime rate or LIBOR.

Note 6—Long Term Debt and Capital Lease

Long term debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2006	2005
Secured Revolver, maturity date of October 31, 2008, 7.12% and 6.19% interest rate at December 31, 2006 and 2005, respectively	$14,500	$6,748
$20 Million Secured Term Loan, maturity date of October 31, 2010, 6.19% interest at December 31, 2005	—	3,600
Secured Term Loan, maturity date of October 31, 2010, 7.13% and 6.13% interest rate at December 31, 2006 and 2005, respectively	30,000	30,069
Capital lease vehicles	—	861

Total Debt and Capital Lease	44,500	41,278
Less—Current Portion of Long Term Debt and Capital Lease	9,991	425

Non-Current Portion of Long Term Debt and Capital Lease	$34,509	$40,853

In January 2006, the outstanding $3.6 million of the $20.0 million term loan was paid in full.

In November 2005, we entered into a credit agreement with JPMorgan Chase Bank, N.A., (the “Credit Agreement”) that provided the Company with $50 million in term loans (the “Term Loan”) and $50 million in combined revolver and swingline loans (with a maximum of $10 million on the swingline portion) (the “Revolver”). Amounts outstanding under the Term Loan are required to be repaid in quarterly installments beginning on January 31, 2007. The original maturity schedule required quarterly payments of $3.1 million, which have been reduced to $2.5 million due to certain prepayments. Amounts outstanding under the Revolver are due on October 31, 2008. Borrowings under the Revolver are capped at the lesser of $50 million or the sum of 80% of the Company’s trade accounts receivables plus 40% of the Company’s inventory balance. Additionally, amounts available under the Revolver are reduced by letters of credit issued under the Credit Agreement not to exceed $15 million and amounts outstanding under the swingline loan provisions of the Revolver. At December 31, 2006, we did not have any amount outstanding under the swingline loan provisions of the Revolver. As of December 31, 2006, we had $6.9 million in letters of credit outstanding under the Credit Agreement and we had $28.6 million available under the Revolver. The Credit Agreement is secured by substantially all of the Company’s assets.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

At the Company’s option, the Term Loan and Revolver bear interest based on the “Alternate Base Rate” (defined as the higher of the prime commercial lending rate of JPMorgan Chase Bank, N.A., established from time to time and the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of 1%) or the reserve-adjusted London Interbank Offered Rate, or LIBOR, plus the Applicable Margin. The “Applicable Margin” is based on the Company’s latest Leverage Ratio and ranges from a low of 125 basis points for a leverage ratio less than 1.00 to a high of 200 basis points for a leverage ratio greater than 2.00. At December 31, 2006, the Applicable Margin was 125 basis points.

Pursuant to the Credit Agreement, the Company is prohibited from incurring any additional indebtedness, paying dividends to shareholders and other restrictions which are standard to the industry. The Company is required to repay amounts outstanding under the Credit Agreement in certain circumstances. These circumstances include 50% of the net proceeds from any equity offerings, 50% of the net proceeds from the issuance of subordinated indebtedness or asset sales in excess of $5 million in any fiscal year, unless, in each case, the proceeds are used to purchase similar rental fleet assets and other property, plant and equipment within 270 days of sale.

Pursuant to the Credit Agreement, the Company is required to maintain a leverage ratio (defined as consolidated indebtedness divided by consolidated EBITDA, as defined in the Credit Agreement) that must be less than 2.5 to 1.0, a minimum net worth greater than $185 million plus 50% of positive quarterly net income beginning with the fourth quarter of 2005 plus 75% of equity issuance, and a fixed charge coverage ratio (defined as consolidated EBITDA less consolidated capital expenditures divided by consolidated cash interest paid) of at least 1.75 to 1.00 through September 2006 and at least 2.25 to 1.00 thereafter. At December 31, 2006, the actual ratios achieved were leverage ratio of 0.5 to 1.0, a net worth of $210.2 million and a fixed charge coverage ratio of 4.0 to 1.00. At December 31, 2006, the Company was in compliance with the debt covenants in the Credit Agreement.

Additionally, the Credit Agreement limits the Company’s capital expenditures to 60% of consolidated EBITDA for the last four quarters plus net proceeds from asset sales for the last four quarters.

From time to time, the Company is required to provide letters of credit in connection with the importation of its equipment to foreign countries and to secure its performance on certain contracts. At December 31, 2006 the Company had letters of credit outstanding on its JPMorgan Chase credit facility of $6.9 million.

The scheduled repayments of the Company’s debt for the next five years and thereafter are as follows (in thousands):

Year ended December 31:
2007	$9,991
2008	24,491
2009	10,018
2010	—
2011	—
Thereafter	—

$44,500

Note 7—Shareholders’ Equity and Stock-Based Compensation

The Company has authorized an unlimited number of first preferred and second preferred shares, none of which are issued or outstanding.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Company has authorized an unlimited number of common shares without par value.

Under the terms of the Company’s stock option plan, as amended, 3,601,925 shares of common stock are authorized for the grant of options to eligible directors, officers, employees and other persons. Options granted under the stock option plan generally vest equally over a three year period, expire no later than seven years from the date of grant and the purchase price of options granted are in Canadian dollars and may not be less than the market price of the Company’s common stock on the Toronto Stock Exchange at the close of the last business day prior to the date the option was granted. At December 31, 2006, the Company had approximately 1,225,662 shares available for future grants.

Options outstanding as of December 31, 2006 under the stock option plan have exercise prices between C$9.89 and C$23.19 per share, and expire at various dates from March 20, 2007 to November 15, 2013.

The following summarizes option activity during the years ended December 31, 2006, 2005 and 2004:

	2006			2005			2004
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of year	2,482,041	C$	13.67	2,536,000	C$	14.01	2,097,700	C$	14.88
Granted	712,100	C$	20.88	915,000	C$	12.81	930,000	C$	10.53
Exercised	(499,507)	C$	15.24	(562,059)	C$	13.28	(251,550)	C$	7.95
Expired	(319,830)	C$	14.62	(406,900)	C$	14.39	(240,150)	C$	15.03

Outstanding—end of year	2,374,804	C$	15.38	2,482,041	C$	13.67	2,536,000	C$	14.01

Exercisable—end of year	1,061,638	C$	19.36	1,046,522	C$	15.68	1,195,334	C$	9.43

The intrinsic value of options exercisable at December 31, 2006, 2005 and 2004 were $6.3 million, $5.2 million and $0.7 million, respectively. The intrinsic value of options exercised during 2006, 2005 and 2004 were $3.5 million, $2.0 million and $1.0 million, respectively.

Details of the exercise prices and expiry dates of options outstanding at December 31, 2006 are as follows (intrinsic value in US$ thousands translated at the December 31, 2006 exchange rate of 0.85):

	Options outstanding	Intrinsic Value	Weighted- average years to expiry	Weighted- average exercise price		Vested options	Weighted- average exercise price
C$ 9.89 - 14.00	1,134,004	$12,452	4.8	C$	11.19	598,720	C$	11.11
C$14.00 - 18.00	308,300	$2,071	2.9	C$	14.84	231,410	C$	13.96
C$18.00 - 24.00	932,500	$430	5.0	C$	20.54	230,620	C$	19.36

The assumptions used in the Black-Scholes option pricing model were:

Assumptions	2006	2005	2004
Weighted average risk-free interest rate	4.24%	3.81%	4.36%
Expected dividend	$-0-	$-0-	$-0-
Expected option life (years)	6	6	6
Weighted average expected volatility	48%	54%	61%
Weighted average expected forfeiture rate	15%	—	—

The weighted average fair value of options granted during 2006 was C$10.70, during 2005 was C$7.09 and during 2004 was C$6.33.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 8—Income Taxes

Tesco Corporation is an Alberta (Canada) corporation. The Company and its subsidiaries conduct business and are taxable on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO or its subsidiaries are considered resident for income tax purposes.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its basis as reported in the consolidated financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in the jurisdictions in which the Company has operations.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Current:
Canada:
Accrued liabilities and reserves	$5,422	$3,583
Tax credit carryforwards	5,107	—
United States:
Accrued liabilities and reserves	1,757	1,696
Other International:
Accrued liabilities and reserves	77	7

Current deferred tax assets	12,363	5,286
Less: Valuation allowance	(1,304)	(306)

Total current deferred tax assets	11,059	4,980

Non-current:
Canada:
Loss carryforwards	4,310	6,379
Property, plant and equipment	3,467	5,100
Tax credit carryforwards	1,917	5,328
United States:
Loss carryforwards	5,203	3,445
Stock Options	1,253	454
Other International:
Loss carryforwards	521	769

Non-current deferred tax assets	16,671	21,475
Less: Valuation allowance	(1,759)	(1,241)

Total non-current deferred tax assets	14,912	20,234

Deferred tax (liabilities):
Non-current deferred tax assets (liabilities):
United States:
Property, plant and equipment	(10,927)	(12,772)
Other International:
Property, plant and equipment	(276)	(184)

Total non-current deferred tax assets (liabilities)	(11,203)	(12,956)

Net deferred tax assets (liabilities)	$14,768	$12,258

Since the Company and its subsidiaries are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2006 is 32.5%. The combined rates in 2005 and 2004 were 33.6% and 33.3% respectively.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Company’s income before income taxes consisted of the following (in thousands):

	December 31,
	2006	2005	2004
Canada	$3,281	$276	$(16,546)
United States	44,781	11,837	11,730
Other international	5,546	2,269	1,911

Income before taxes	$53,608	$14,382	$(2,905)

The Company’s income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2006	2005	2004
Current:
Canada	$4,569	$26	$395
United States	18,611	7,279	3,007
Other international	5,311	1,057	859

Total current	28,491	8,362	4,261

Deferred:
Canada	(2,031)	(5,793)	(3,155)
United States	(2,736)	3,166	930
Other international	(415)	597	626

Total deferred	(5,182)	(2,030)	(1,599)

Income tax provision (benefit)	$23,309	$6,332	$2,662

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	December 31,
	2006	2005	2004
Statutory tax rate	32.5%	33.6%	33.3%
Effect of:
Large corporation tax	—	0.7	(4.8)
Tax rates applied to earnings not attributed to Canada	4.1	5.0	(70.8)
Change in future tax rates	3.2	—	(10.4)
Non-deductible expenses (including stock compensation)	0.6	6.5	(32.1)
Non-taxable portion of capital gains and losses	—	(6.6)	6.3
Change in valuation allowance	4.3	—	—
Tax reserves and audit resolutions	(3.7)	4.6	(9.1)
Other	2.5	0.2	(4.0)

Total	43.5%	44.0%	(91.6)%

During the second quarter of 2006, Canadian tax law changed which incrementally reduced the statutory tax rates for both Canadian federal and Alberta taxes. The impact of these tax rate changes was recognized in the second quarter of 2006. The effect was a one-time decrease to the Company’s deferred tax asset, which increased deferred tax expense by approximately $1.7 million.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

During 2006, we utilized $21.4 million of our non-capital loss carryforwards in Canada. At December 31, 2006, we had $17.2 million of loss carryforwards remaining. These losses can be carried forward seven to ten years, depending on the date generated, and applied to reduce future taxable income. The loss carryforwards at December 31, 2006 expire as follows (in thousands):

Year of expiration:	Amount of loss:
2010	$14,219
2014	$2,937

Based on current market conditions, the Company’s recent history of generating taxable income to utilize its loss carryforwards, expected future income and potential tax planning strategies, we expect to fully utilize these loss carryforwards. Therefore, there is no valuation allowance offsetting the future tax asset for these losses.

The Company files a separate branch tax return in the United States. The Company has $14.2 million of net operating loss carryforwards at December 31, 2006. These losses can be carried forward 20 years and begin to expire in 2020. Due to insufficient earnings history of the branch of the Company in the U.S., a valuation allowance has been established to offset the portion of deferred tax asset for the U.S. net operating loss that the Company believes will not be realized. The valuation allowance at December 31, 2006 was $0.9 million.

Certain of the Company’s foreign subsidiaries file separate tax returns and have incurred losses in foreign jurisdictions. At December 31, 2006, the Company has $1.8 million of such loss carryforwards. Due to insufficient earnings history in the jurisdictions where such losses were generated, the Company does not expect to utilize these losses. Therefore, a full valuation allowance has been established against the deferred tax asset for these losses. The valuation allowance at December 31, 2006 was $0.5 million.

During 2006, the Company generated $2.9 million of foreign tax credits for taxes paid on foreign branch operations that are creditable against the Company’s Canadian taxes. During the fourth quarter of 2006, the Company determined that it is more likely than not that a portion of the foreign tax credits will not be fully utilized. Therefore, a valuation allowance was established against a portion of the foreign tax credits. At December 31, 2006, the Company has $6.7 million of foreign tax credit carryforwards against which a valuation allowance of $1.6 million has been established. The credits can be carried forward seven years and expire as follows (in thousands):

Year of expiration:	Amount of foreign tax credit:
2010	$2,047
2011	1,699
2012	40
2013	2,943

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries. It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

Note 9—Goodwill and Other Intangible Assets

The Company accounts for its goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s goodwill has an indefinite useful life and is subject to at

TESCO CORPORATION

Notes to the Consolidated Financial Statements

least an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. For 2006 and 2005, the Company completed its annual assessment, which indicated no existence of impairment.

The $0.3 million decrease in goodwill for the year ended December 31, 2006, was due to a purchase price adjustment relating to Cheyenne Services, LTD (“Cheyenne”) and the $7.7 million increase in goodwill for the year ended December 31, 2005 was due to the 2005 acquisitions of Tong Specialty, LLC (“Tong”), Cheyenne Services, LTD (“Cheyenne”) and Latco International (“Latco”), which were all Casing Services acquisitions (see Note 4).

The Company’s intangible assets are recorded at their estimated fair value at the date acquired and are amortized on a straight line basis over their estimated useful lives. The Company’s intangible assets primarily consist of customer relationships acquired in the Tong acquisition and patents in the Cheyenne acquisition (see Note 4). The carrying amount and accumulated amortization of intangible assets at December 31, 2006 and 2005 were as follows (in thousands):

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$3,066	$(903)	$3,066	$(129)
Patents	2,522	(224)	2,522	(31)

	$5,588	$(1,127)	$5,588	$(160)

Amortization of intangibles was $1.0 million and $0.1 million in 2006 and 2005, respectively, and is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income. The Company did not have any amortizable intangibles in 2004. Estimated amortization expense for each of the next five years through December 31, 2011 is $1.0 million, $1.0 million, $0.8 million, $0.2 million and $0.2 million, respectively.

Note 10—Commitments and Contingencies

Legal Contingencies

The Company, in the normal course of its business, is subject to legal proceedings brought against it and its subsidiaries. None of these proceedings involves a claim for damages exceeding 10 percent of the current assets of the TESCO and its subsidiaries on a consolidated basis.

Varco I/P, Inc. (“Varco”) filed suit against the Company in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that the Company’s CDS™ infringes certain of Varco’s U.S. patents. the Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which the Company is the plaintiff. the Company also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, and that reexamination remains in process. The district court has granted the Company’s motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that the Company’s CDS™

TESCO CORPORATION

Notes to the Consolidated Financial Statements

infringes two patents held by Franks. TESCO has filed a general denial and the case is in early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions have been issued in respect of 1996 through 2000. All of these reassessments have been appealed to the Mexican court system, and the Company continues to believe that the basis for these reassessments is incorrect.

In October 2005, the Mexican Supreme Court denied the Company’s appeal of the 1996 Mexican tax reassessment. As a result of this and previous court decisions, a revised reassessment may be calculated by Mexican authorities and will be subject to the Company’s appeal. No such reassessment has been issued to date. There is some uncertainty as to the final amount of the 1996 reassessment. In 2005, the Company estimated that the total exposure for 1996 was $2.1 million and recorded a charge of $1.4 million to other expense relating to the interest and penalties and $0.7 million to income tax expense during 2005. the Company had previously paid approximately $3.4 million for 1996, which is included as a long term receivable in Intangible and Other Assets. The Company will request a refund of any difference between the amount paid and the amount finally determined to be owing for 1996.

Although the reassessments in respect of 1997, 1998 and 1999 were decided in the Company’s favor, its Mexican tax advisors have indicated that the tax authorities have the right to recommence audit proceedings and issue new reassessments at any time until years become statute barred. The Company understands that these years become statute barred over the period 2005 through 2007. The Company has received no indication from the Mexican tax authorities of their intentions with respect to these years, and management is unable to predict on what grounds the tax authorities may issue further reassessments or estimate the amount of any additional taxes that may be claimed.

The reassessment for 2000 is currently before the Mexican Tax Court. Management estimates that the current maximum exposure to the Company, including taxes, interest and penalties, in respect of the 2000 reassessment is approximately $1.0 million. This amount will be recorded as a charge against income should TESCO be unsuccessful in overturning the remaining reassessment.

In 2006, Mexican tax authorities formally requested information from the Company regarding expenses TESCO deducted in 2001 and 2002. To date, no reassessments have been received for these years and the Company is unable to predict the outcome of this review or estimate the amount of any additional taxes that may be claimed as owed.

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. the Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense.

Also in early July 2006, the Company received notice of a Court Order of first instance with respect to commercial litigation in the Middle East. The dispute involves a claim for a portion of the net income arising from TESCO’s operation of certain equipment in the region. The court awarded payment to the claimant in an amount of approximately $1.1 million. This award was upheld on appeal in December 2006. the Company has appealed this decision to the maximum judicial authority in the country. During 2006 the Company accrued the full amount for this claim in cost of sales and services expense.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The estimates above represent management’s best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss the Company may suffer as a result of these proceedings.

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At December 31, 2006 the total exposure to the Company under outstanding letters of credit was $6.9 million.

The amount of loss the Company may suffer as a result of these proceedings is not reasonably estimable until settlement is reached or judgment obtained. Management does not believe that any such proceedings currently underway against the Company, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Product Warranties

In late 2006, the Company identified technical problems associated with the Company’s new EMI 400 top drives. The Company accrued an additional $0.8 million to correct the identified technical problem and such cost was included in Cost of Sales and Service in the accompanying Consolidated Statements of Income.

In 2005, the Company provided an additional warranty reserve of $6.6 million, net of amounts which are contractually recoverable from the manufacturer of the steel forgings, related to the replacement of load path parts of certain equipment sold to customers and in TESCO’s rental fleet. In December 2005, TESCO released a Product Bulletin to our installed customer base advising them of TESCO’s plan to change out the load path parts (steel components that carry the axial and torsional loads) of certain equipment. This decision was a result of investigations completed in 2005 on some failed components. The investigations identified that, although TESCO followed API recommended practices in the manufacturing of these parts, under certain conditions, the parts could fail. Specifically, the material toughness of the steel did not, in all cases, meet TESCO’s engineering standards. Engineering, manufacturing and inspection standards have been enhanced to maximize product reliability and safety going forward. The product bulletin calls for TESCO to cover the costs of the upgraded components and, in certain cases, part or all of the installation costs of such components, depending on age. Management has accrued its best estimate of costs relating to the load path replacement program, less amounts which are contractually recoverable from the manufacturer of the steel forgings used to make certain load path components.

Commitments

The Company has future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2006 as follows (in thousands):

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$7,414	$2,053	$1,397	$1,257	$836	$615	$1,256
Purchase commitments	46,297	46,297	—	—	—	—	—

	$53,711	$48,350	$1,397	$1,257	$836	$615	$1,256

Rent expense during 2006, 2005 and 2004 was $2.3 million, $1.2 million and $0.9 million, respectively.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 11—Gain on Sale of Operating Assets and Impairments

When properties and equipment, other than top drive units in the Company’s rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in Gain on Sales of Operating Assets in the accompanying Consolidated Statement of Income. Significant transactions for the years ended December 31, 2005 and 2004 were as follows:

Gain on sale of rigs. On December 13, 2005, four drilling rigs were sold for proceeds of $35.0 million plus warrants, generating a gain of $8.4 million. These rigs were sold to Turnkey E & P Inc. (Turnkey), a public company listed on The Toronto Stock Exchange. At closing, TESCO received $35.0 million in cash in addition to warrants exercisable over a course of two years to purchase one million shares of Turnkey stock at a price of C$6.00. The Company estimated the fair value of these warrants to be US$1.0 million on December 13, 2005 using the Black—Scholes option pricing model. The Company incurred transaction costs of $0.7 million in relation to this disposal. This gain has been included in Gain on Sales of Operating Assets in the Company’s Consolidated Statements of Income.

Rationalization of Manufacturing Facilities. In 2003 the Company decided to acquire a fully equipped machine shop in Calgary and abandon plans to construct a new, consolidated facility. In 2004, management committed to a plan to consolidate manufacturing activities into a single building and certain machine tools acquired with the facility were to be sold. During 2004, the Company wrote down the book value of these machines to a net realizable value of $0.8 million. This impairment was included in Loss on Impairment of Operating Assets in the accompanying Consolidated Statements of Income. In 2005 the Company completed the disposal of the remaining equipment, resulting in a gain of $0.6 million. This gain has been included in Gain on Sales of Operating Assets in the accompanying Consolidated Statements of Income.

Sale of Land. In 2003 the Company decided to acquire a fully equipped machine shop in Calgary and abandon plans to construct a new, consolidated facility. During the year ended December 31, 2004, the Company sold land that was originally purchased for a new manufacturing facility for net cash proceeds of $7.9 million and recorded a gain of $0.3 million. This gain has been included in Gain on Sales of Operating Assets in the accompanying Consolidated Statements of Income.

Note 12—Transactions with Related Parties

In 2005, the Company sold four drilling rigs to Turnkey for proceeds of $35.0 million plus warrants exercisable over a course of two years to purchase one million shares of Turnkey stock at a price of C$6.00. Additionally, the Company’s Casing Services business provides CASING DRILLING® services to Turnkey. The Company’s Vice Chairman and Chief Technology Officer is Chairman of the Board of Turnkey. During 2006, Turnkey purchased CASING DRILLING®-related and other services and equipment from the Company in the amount of $2.2 million, of which $0.3 million is included in Accounts Receivable Trade at December 31, 2006. Also, during 2006, the Company provided drilling rigs to its CASING DRILLING® customers which we had leased from a third party. The crews for these drilling rigs were provided to TESCO by Turnkey pursuant to a Rig Personnel Supply Agreement. Turnkey charge TESCO $5.1 million to supply these drilling rig crews in 2006 which represents the actual cost incurred by Turnkey plus a 15% markup. The Rig Personnel Supply Agreement terminated in late 2006 and the Company does not intend to supply drilling rigs on a rental basis going forward. The Company received a fairness opinion related to the sale of the rigs to Turnkey and as such believes that the terms of the rig sale were comparable to those that would have been available from other third parties. The Company believes that the prices that Turnkey charged were on terms similar to those that would have been available from other third parties.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Company’s President and Chief Executive Officer is a member of the Board of Directors of St. Mary Land & Exploration Company (“St. Mary”). St. Mary is engaged in the exploration, development, acquisition and production of natural gas and oil in the U.S. During 2006, St. Mary purchased $0.6 million in Top Drive rental and Casing Services from TESCO. The Company believes that the prices it charged St. Mary were on terms similar to those provided to other third parties.

Additionally, the Company’s corporate counsel in Canada is Bennett Jones LLP. One of the Company’s directors is a partner at Bennett Jones LLP. During 2006, the Company paid approximately $0.4 million for services from Bennett Jones LLP, excluding reimbursement by the Company of patent fees and other expenses. The Company believes that the rates paid to Bennett Jones LLP for services were on terms similar to those that would have been available from other third parties.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 13—Segment Information

Business Segments

The Company has organized its businesses into three segments, Top Drive, Casing Services and Research and Engineering. The Top Drive business comprises top drive sales, rentals and after-market sales and service. The Casing Services business includes CASING DRILLING® and Tubular Services, as well as downhole tool rental and accessory sales. These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office; the costs of these functions, together with other (income) expense and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Casing Services or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Casing Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented. Significant financial information relating to these segments is as follows:

	Year ended December 31, 2006
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$219,204	$166,973	$—	$—	$386,177
Depreciation and Amortization	7,507	13,049	—	1,934	22,490
Operating Income	64,880	28,409	(5,956)	(26,430)	60,903

Other expense					7,295

Income before income taxes					$53,608

	Year ended December 31, 2005
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$125,776	$76,972	$—	$—	$202,748
Depreciation and Amortization	6,724	8,917	—	1,624	17,265
Operating Income	23,512	19,019	(3,925)	(20,860)	17,746

Other expense					3,364

Income before income taxes					$14,382

	Year ended December 31, 2004
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$91,758	$46,272	$—	$—	$138,030
Depreciation and Amortization	7,666	5,407	—	1,480	14,553
Operating Income	11,507	6,456	(2,494)	(13,526)	1,943

Other expense					4,848

Loss before income taxes					$(2,905)

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred and property, plant, equipment were located in the following areas of the world:

	Year ended December 31, 2006
	Revenue	Property, plant, and equipment
Canada	$46,883	$18,476
United States	254,938	75,749
Mexico	3,235	747
South America	20,221	11,968
Asia Pacific	33,528	13,694
Europe, Africa and Middle East	27,372	11,709

Total	$386,177	$132,343

	Year ended December 31, 2005
	Revenue	Property, plant, and equipment
Canada	$34,343	$20,219
United States	121,616	58,087
Mexico	5,551	1,536
South America	13,392	10,696
Asia Pacific	18,137	11,555
Europe, Africa and Middle East	9,709	7,639

Total	$202,748	$109,732

	Year ended December 31, 2004
	Revenue	Property, plant, and equipment
Canada	$16,595	$27,380
United States	71,057	45,560
Mexico	6,963	3,543
South America	10,918	12,202
Asia Pacific	19,613	10,060
Europe, Africa and Middle East	12,885	7,661

Total	$138,031	$106,406

Major Customers and Credit Risk

The Company’s accounts receivable are principally with major international and state oil and gas service and exploration and production companies and are subject to normal industry credit risks. The Company performs ongoing credit evaluations of customers and grants credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of the Company’s customers are located in international areas that are inherently subject to risks of economic, political

TESCO CORPORATION

Notes to the Consolidated Financial Statements

and civil instabilities, which may impact management’s ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect. Bad debt expense is included in Selling, General and Administrative Expense in the accompanying Consolidated Statements of Income.

During 2003, the Company was owed $3.0 million from the sale of drilling equipment to a US customer who filed for bankruptcy. Therefore the Company provided an allowance for the full amount owed by the customer. However, in 2006, the Company received $1.2 million from the customer’s bankruptcy estate. Therefore the Company reversed the previously recognized bad debt expense for the amount received. The Company includes bad debt expense in Selling, General and Administrative expense in its Consolidated Statements of Income.

For the years ended December 31, 2006, 2005 and 2004, no single customer represented more than 10% of total revenue.

Note 14 – Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data for 2006 and 2005.

	For the 2006 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$83,609	$86,772	$101,450	$114,346
Operating Income	$14,310	$12,741	$14,575	$19,277
Net Income	$9,063	$2,551	$8,466	$10,467
EPS
Basic	$0.25	$0.07	$0.24	$0.29
Diluted	$0.24	$0.07	$0.23	$0.29

	For the 2005 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$44,383	$41,480	$51,303	$65,581
Operating Income	$7,614	$3,920	$5,116	$1,095
Net Income	$4,502	$2,978	$1,805	$(1,237)
EPS
Basic	$0.13	$0.08	$0.05	$(0.04)
Diluted	$0.13	$0.08	$0.05	$(0.04)

Note 15 – Reconciliation to Canadian Generally Accepted Accounting Principles

As discussed in Note 1 above, prior to January 1, 2006 the Company’s consolidated financial statements were prepared in accordance with the accounting principles generally accepted in Canada. However, in conjunction with the preparation of its financial statements for the year ended December 31, 2006, the Company has retroactively restated its results of operations and financial position for all years presented herein to be in compliance with US GAAP.

Also, effective January 1, 2006, TESCO adopted the US dollar as its reporting currency since a majority of its revenue is closely tied to the US dollar and to facilitate comparability to other oil and gas service companies.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Following is TESCO’s consolidated financial statements in Canadian GAAP, restated to reflect the change in reporting currency from Canadian dollar to the US dollar for the prior periods included in these consolidated financial statements (in thousands). Certain reclassifications have been made to prior years presentation to conform to the current year presentation.

December 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$35,396
Accounts Receivable Trade, net	56,263
Inventories, net	40,064
Prepaid Income Taxes	1,606
Deferred Income Taxes	4,980
Prepaid and Other Assets	11,255

Total Current Assets	149,564
Property, Plant and Equipment, net	109,732
Goodwill	16,885
Deferred Income Taxes	18,067
Intangible and Other Assets	19,316

TOTAL ASSETS	$313,564

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt and Capital Lease	$425
Accounts Payable	22,962
Deferred Revenues	9,656
Warranty Reserves	7,817
Accrued and Other Current Liabilities	12,182

Total Current Liabilities	53,042
Long Term Debt and Capital Lease	40,853
Deferred Income Taxes	12,956

Total Liabilities	106,851

SHAREHOLDERS’ EQUITY
Common Shares	120,061
Contributed Surplus	6,501
Retained Earnings	45,523
Cumulative Translation Account	34,628

Total Shareholders’ Equity	206,713

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$313,564

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	For the years ended December 31,
	2005	2004
REVENUE	$202,748	$138,031
OPERATING EXPENSES
Cost of Sales and Services	155,221	111,737
Selling, General and Administrative	28,584	18,282
Research and Engineering	4,755	3,338

Total Operating Expenses	188,560	133,357

OPERATING INCOME	14,188	4,674
OTHER EXPENSE	4,073	4,848

INCOME (LOSS) FROM OPERATIONS BEFORE RESTRUCTURING AND OTHER EXCEPTIONAL ITEMS	10,115	(174)
(Gain) loss on restructuring and other exceptional items	(4,114)	3,975

INCOME (LOSS) BEFORE INCOME TAXES	14,229	(4,149)
INCOME TAXES	6,419	2,256

NET INCOME (LOSS)	$7,810	$(6,405)

Earnings per share:
Basic	$0.22	$(0.18)
Diluted	$0.22	$(0.18)

TESCO CORPORATION

Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net Income (Loss)	$7,810	$(6,405)
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and amortization	18,263	15,565
Stock compensation expense	4,087	2,380
Deferred Income Taxes	(1,943)	(2,005)
Impairment Losses	—	2,686
Amortization of financial items	39	55
Gain on sale of operating assets	(9,519)	(309)
Gain on sale of other assets	(1,853)	—
Decrease (increase) in fair market value of Turnkey share purchase warrants	(1,132)	—
Foreign exchange (gains) losses	767	853
Changes in components of working capital, net of acquisition
(Increase) decrease in accounts receivable trade	(16,937)	670
(Increase) decrease in inventories	(11,600)	3,978
(Increase) decrease in income taxes recoverable	1,889	(2,022)
Increase (decrease) in accounts payable	11,741	(361)
Increase (decrease) in accrued and other current liabilities	15,709	(3,250)
Increase (decrease) in income taxes payable	—	(2,114)

Net cash provided by (used) operating activities	17,321	9,721

INVESTING ACTIVITIES
Additions to property, plant and equipment	(15,117)	(8,397)
Proceeds on sale of operating assets	46,706	9,974
Proceeds on sale of other assets	8,568	—
Acquisitions of business, net of cash acquired	(57,527)	(2,993)
(Increase) decrease in other assets	(1,947)	1,634
Change in working capital items:
(Increase) decrease in accounts receivable on sale of rigs	(6,000)	—
Additions to property, plant and equipment	—	283
Increase (decrease) in accounts payable-purchase of Bo Gray assets	(2,975)	111

Net cash (used) provided by investing activities	(28,292)	612

FINANCING ACTIVITIES
Issuances of debt	54,761	10,000
Repayments of debt	(29,262)	(49,571)
Proceeds from exercise of stock options	6,398	1,662
Debt issuance costs	(1,723)	—

Net cash (used) provided by financing activities	30,174	(37,909)

Effect of foreign exchange losses on cash balances	508	2,968

Net Increase (decrease) in Cash and Cash Equivalents	19,711	(24,608)
Net Cash and Cash Equivalents, beginning of period	15,685	40,293

Net Cash and Cash Equivalents, end of period	$35,396	$15,685

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The consolidated financial statements of the Company are prepared using accounting principles that are generally accepted in the U.S. These principles differ in some material respects from those that are generally accepted in Canada. For the years ended December 31, 2006, 2005 and 2004, the principal differences that result in material measurement changes (required disclosures under Canadian GAAP have not been considered) in the consolidated financial statements of the Company are:

(a)	Accounting for product development costs

Costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized as technology and amortized under Canadian GAAP.

(b)	Issuance of options and warrants

Prior to January 1, 2002, Canadian GAAP did not require equity instruments issued for purposes other than compensation of employees to be measured at the fair value. In December 1995, the Company granted 980,000 options and warrants in conjunction with the formation of the Casing Drilling Joint Venture. Under U.S. GAAP, these options and warrants had a fair value at their grant date of approximately $2.6 million, which was added to the Company’s investment in and subsequent acquisition of the Casing Drilling Joint Venture and subsequently expensed. As a result, US GAAP Retained Earnings and Contributed Surplus differ from Canadian GAAP by this amount.

(c)	Reduction of capital

In November 1993, the Company reduced its share capital by $11.0 million to eliminate its accumulated deficit. U.S. GAAP does not allow the reduction of capital to be shown in the Company’s consolidated financial statements. However, Canadian GAAP allows the reduction of capital to be shown in the financial statements.

(d)	Deferred taxes

Both U.S. and Canadian GAAP require deferred taxes to be computed using tax rates for future periods. However, in determining the rates that are expected to apply, U.S. GAAP permits only the use of tax rates that are enacted, at the date of preparation of the financial statements, whereas Canadian GAAP requires the use of rates that are substantively enacted.

(e)	Repricing stock options

Beginning in 2000, U.S. GAAP requires recognition of increases in the market value of repriced stock options that were initially defined as non-compensatory options as compensation expense. Under Canadian GAAP, no compensation expense is required to be recognized for an option repricing occurring prior to January 1, 2002. In 2001, the Company repriced certain options previously granted to employees.

(f)	Investment in marketable securities of affiliates

Under U.S. GAAP, marketable securities of affiliates held as portfolio investments are carried on the balance sheet at market value as at the balance sheet date. For securities identified as available-for-sale, U.S. GAAP requires that temporary differences between the market and carrying values of investments at reporting dates be reflected through Accumulated Comprehensive Income. However, under Canadian GAAP marketable securities of affiliates are carried at historical cost. As discussed in Note 2, this investment was sold in 2005.

(g)	Investment in share purchase warrants

Under U.S. GAAP, TESCO’s investment in share purchase warrants (Note 2) are reported at estimated fair value in the Company’s Consolidated Balance Sheet with unrealized gains and losses included in Accumulated Comprehensive Income (Loss). However, under Canadian GAAP, unrealized gains and losses are required to be included in the Company’s Consolidated Statements of Income.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

(h)	Adoption of a U.S. accounting principle

As discussed in Note 2, during the preparation of these financial statements and the review of its stock option granting practices, the Company determined that it had improperly accounted for stock compensation expense for certain stock option grants in prior years and identified other accounting errors also relating to prior years. For US GAAP, because these adjustments were not material to any of the years prior to 2006 under the roll-over method, the Company elected to apply the guidance in SAB No. 108 by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date. However, under Canadian GAAP the cumulative effect method allowed by SAB No. 108 is not permitted. Therefore, prior year reported amounts have been adjusted to reflect the correction of these misstatements in the applicable year to which they relate.

	Years Ended December 31,
	2006	2005	2004
Net Income (Loss)—U.S. GAAP	$30,545	$8,050	$(5,567)
Adjusted for:
Product development costs	(788)	(830)	(844)
Change in fair market value of Turnkey share purchase warrants	(1,457)	1,132	—
Adoption of a U.S. accounting principle	—	(455)	(400)

	(2,245)	(153)	(1,244)
Tax effect	860	(87)	406

	(1,385)	(240)	(838)

Net Income (Loss)—Canadian GAAP	$29,160	$7,810	$(6,405)

Net earnings (loss)—per common share (basic)
U.S. GAAP	$0.85	$0.23	$(0.16)

Canadian GAAP	$0.81	$0.22	$(0.18)

Net earnings (loss)—per common share (diluted)
U.S. GAAP	$0.83	$0.23	$(0.16)

Canadian GAAP	$0.80	$0.22	$(0.18)

	Years Ended December 31,
	2006	2005	2004
Retained earnings, beginning of year
U.S. GAAP	$27,836	$19,786	$25,353
Adjusted for cumulative effect of prior years’ U.S./Canadian GAAP differences	17,687	17,927	18,765

	45,523	37,713	44,118
Net earnings (loss) for the periods, Canadian GAAP	29,160	7,810	(6,405)

Retained earnings, end of period, Canadian GAAP	$74,683	$45,523	$37,713

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	December 31,
	2006	2005
Intangible and Other Assets
U.S. GAAP	$9,375	$13,901
Adjusted for:
Product Development Costs	4,651	5,415

Canadian GAAP	$14,026	$19,316

Net Deferred Income Tax Asset
U.S. GAAP	$14,768	$12,257
Adjusted for:
Net tax impact of GAAP adjustments	(1,294)	(2,167)

Canadian GAAP	$13,474	$10,090

Common Shares
U.S. GAAP	$139,266	$131,002
Adjusted for:
Reduction of capital	(10,941)	(10,941)

Canadian GAAP	$128,325	$120,061

Contributed Surplus
U.S. GAAP	$13,348	$9,263
Adjusted for:
Issuance of options and warrants	(2,550)	(2,550)
Compensation expense for repriced options	(212)	(212)

Canadian GAAP	$10,586	$6,501

Accumulated Comprehensive Income/Cumulative Translation Account
U.S. GAAP	$29,271	$35,364
Adjusted for:
(Increase) decrease in fair value of warrants	361	(1,132)
Tax effect thereon	(198)	396

Canadian GAAP	$29,434	$34,628

In addition to these measurement differences, certain restructuring charges and other exceptional amounts incurred in 2005 and 2004, pursuant to Canadian GAAP would be allowed to be presented on the Consolidated Statements of Income as a separate line item. The effect of including these restructuring charges and other exceptional amounts as a separate line item for the year ended December 31, 2005 would be to decrease Cost of Sales and Services $6.6 million, decrease income from operations $8.9 million and decrease non-operating income $1.9 million. The effect of including these restructuring charges and other exceptional amounts as a separate line item for the year ended December 31, 2004 would be to decrease operating income $4.0 million.

During the preparation of the Company’s 2006 consolidated financial statements, TESCO identified errors in recording stock compensation expense for certain stock option grants, depreciation expense, adjustments to inventories, revenue billing, recording late entries to a sub-ledger and in posting from sub accounts to its general ledger that resulted in a material misstatement of the Company’s previously reported results for the interim periods ended June 30, 2006 and September 30, 2006 in conformity with Canadian GAAP. As a result, the Company filed amendments to its financial reports for the second quarterly period ended June 30, 2006 and the third quarterly period ended September 30, 2006 both presented in conformity with Canadian GAAP. The quarterly financial data presented in Note 14 above reflects these items in the proper quarterly period.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

	Balance At Beginning of Year	Additions		Deductions(b)	Balance At End of Year
Descriptions		Charged to Cost and Expenses(c)	Charged to Other Accounts(a)
	(In thousands)
2006
Allowance for Uncollectible Accounts	$3,702	$(1,663)	$(8)	$(952)	$2,983
Inventory Reserves	2,028	1,759	87	—	3,874
Warranty Reserves	7,817	3,883	168	2,477	9,391

2005
Allowance for Uncollectible Accounts	$3,879	$2,336	$42	$2,555	$3,702
Inventory Reserves	3,179	(1,151)	—	—	2,028
Warranty Reserves	2,040	7,042	—	1,265	7,817

2004
Allowance for Uncollectible Accounts	$3,175	$704	$—	$—	$3,879
Inventory Reserves	5,677	(2,498)	—	—	3,179
Warranty Reserves	2,781	(231)	—	510	2,040

(a)	Represents currency translation adjustments and reclasses.
(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.
(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty reserve estimates.