Form 10-Q
period 2007-03-31
TESCO CORP
filed 2007-05-08
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of April 30, 2007: 36,570,800

i

Caution Regarding Forward-Looking Information; Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this quarterly report on Form 10-Q are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Copies of our Canadian public filings are available at www.tescocorp.com and on SEDAR at www.sedar.com. Our U.S. public filings are available at www.tescocorp.com and on EDGAR at WWW.SEC.gov.

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$17,091	$14,923
Accounts Receivable Trade, net	78,488	80,445
Inventories, net	93,845	85,442
Deferred Income Taxes	11,049	11,059
Prepaid and Other Current Assets	9,216	7,055

Total Current Assets	209,689	198,924
Property, Plant and Equipment, net	135,814	132,343
Goodwill	16,673	16,602
Deferred Income Taxes	13,282	14,912
Intangible and Other Assets	9,083	9,375

TOTAL ASSETS	$384,541	$372,156

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long Term Debt	$9,991	$9,991
Accounts Payable	31,918	27,840
Income Taxes Payable	9,147	3,775
Accrued and Other Current Liabilities	42,940	45,409

Total Current Liabilities	93,996	87,015
Long Term Debt	20,011	34,509
Deferred Income Taxes	9,945	11,203

Total Liabilities	123,952	132,727

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	148,310	139,266
Contributed Surplus	13,221	13,348
Retained Earnings	68,564	57,544
Accumulated Comprehensive Income	30,494	29,271

Total Shareholders’ Equity	260,589	239,429

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$384,541	$372,156

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended March 31,
	2007	2006
REVENUE	$114,304	$83,609

OPERATING EXPENSES
Cost of Sales and Services	81,568	60,518
Selling, General and Administrative	11,107	7,389
Research and Engineering	2,648	1,392

Total Operating Expenses	95,323	69,299

OPERATING INCOME	18,981	14,310
OTHER EXPENSE
Interest expense	687	836
Interest income	(221)	(439)
Foreign exchange losses (gains)	250	(185)
Other expense	5	49

Total Other Expense	721	261

INCOME BEFORE INCOME TAXES	18,260	14,049
INCOME TAXES	7,240	5,232

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	11,020	8,817
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	246

NET INCOME	$11,020	$9,063

Earnings per share:
Basic	$0.30	$0.25
Diluted	$0.30	$0.25
Weighted average number of shares:
Basic	36,134,013	35,632,472
Diluted	36,937,184	36,525,024

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net Income	$11,020	$9,063
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative Effect of Accounting Change, net of tax	—	(246)
Depreciation and amortization	6,163	5,198
Stock compensation expense	1,682	696
Deferred Income Taxes	609	1,047
Amortization of financial items	91	90
Gain on sale of operating assets	(4,138)	(2,900)
Changes in components of working capital
Decrease (increase) in accounts receivable trade	1,957	(12,342)
(Increase) decrease in inventories	(8,403)	1,607
Increase in income taxes recoverable	—	(9,769)
Decrease (increase) in prepaid and other current assets	(1,596)	204
Increase in accounts payable	4,078	8,694
(Decrease) increase in accrued and other current liabilities	(2,469)	5,077
Increase in income taxes payable	5,373	683
Other	(281)	(104)

Net cash provided by operating activities	14,086	6,998

INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,765)	(9,562)
Proceeds on sale of operating assets	4,683	4,242
Decrease in accounts receivable on sale of rigs	—	6,000
Other	(79)	(47)

Net cash (used) provided by investing activities	(5,161)	633

FINANCING ACTIVITIES
Repayments of debt	(14,498)	(10,530)
Proceeds from exercise of stock options	7,003	3,867
Excess tax benefit associated with equity based compensation	281	104

Net cash used in financing activities	(7,214)	(6,559)

Effect of foreign exchange gains (losses) on cash balances	457	(55)

Net Increase in Cash and Cash Equivalents	2,168	1,017
Net Cash and Cash Equivalents, beginning of period	14,923	35,396

Net Cash and Cash Equivalents, end of period	$17,091	$36,413

Supplemental Cash Flow Information
Cash paid during the period for interest	$675	$854
Cash paid during the period for income taxes	$797	$1,552
Cash receipts for interest	$325	$355
Cash receipts for income taxes	$522	$104

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”), an Alberta, Canada corporation, is engaged in the design, manufacture and service of technology based solutions for the upstream energy industry.

Basis of Presentation

The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) with respect to this Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring, and which are necessary for a fair presentation of the Company’s results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), as filed by the Company under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The Condensed Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding inventory valuations, stock-based compensation, certain accrued liabilities and the potential outcome of litigation and tax matters, which may affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States dollars (“US dollar”). All references to US$ or $ are to US dollars and references to C$ are to Canadian dollars.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. TESCO recognizes revenues when title, risk of loss and physical possession of the equipment is transferred to the customer, with no right of return. The Company has had and may continue to have bill and hold transactions. However the recognition of the revenues and related inventory costs have been deferred until the customer takes physical possession of the equipment as the supporting documentation does not meet all of the criteria for revenue recognition. For project management and service and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

The following is a reconciliation of changes in the Company’s warranty reserve for the three months ended March 31, 2007 and the year ended December 31, 2006 (dollar amounts in thousands):

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Balance—beginning of period	$9,391	$7,817
Charged to expense	335	3,883
Charged to other accounts(a)	(246)	168
Deductions	3,234	2,477

Balance—end of period	$6,246	$9,391

(a)	Represents currency translation adjustments and reclasses.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At March 31, 2007 and December 31, 2006, the allowance for doubtful accounts on Trade Accounts Receivable was $2.6 million and $3.0 million, respectively.

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

At March 31, 2007 and December 31, 2006, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$47,057	$44,132
Work in progress	13,948	15,440
Finished goods	32,840	25,870

	$93,845	$85,442

Property, plant and equipment

Property, plant and equipment is carried at cost. Drilling service equipment includes related manufacturing costs and overhead. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment, other than top drive units in the Company’s rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized as a component of Operating Income in the accompanying Consolidated Statement of Income. When top drive units in the Company’s rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income.

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

The net book value of used top drive rental equipment sold included in Cost of Sales and Service in the accompanying Condensed Consolidated Statements of Income was $0.6 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively.

Depreciation and amortization expense, including depreciation of capital leases, is included in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales and services	$6,038	$4,981
Selling, general & administrative expense	125	217

	$6,163	$5,198

Investments

The Company accounts for its investment in equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These securities are considered available-for-sale and are reported at fair value based upon quoted market prices in the accompanying Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in Accumulated Other Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold are included in Other (Income) Expense in the Consolidated Statements of Income.

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

Derivative Financial Instruments

As a result of its worldwide operations, the Company is exposed to market risks from changes in interest and foreign currency exchange rates, which may affect its operating results and financial position. The Company minimizes its risks from interest and foreign currency exchange rates through its normal operating and financing activities. However, from time to time, the Company may minimize its interest and foreign exchange rate risks through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not enter into any derivative financial instruments during the three months ended March 31, 2007 or 2006.

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

Income taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on future income tax assets or liabilities is recognized in the period that the change occurs. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s deferred tax assets.

Stock-based compensation

Beginning in 2003 and through December 31, 2005, the Company accounted for its stock-based compensation programs using SFAS No. 123, “Accounting for Stock-Based Compensation” for options granted to employees after January 1, 2003. The Company measured stock-based compensation cost as of grant date or the employee start date for pre-employment grants, based on the estimated fair value of the award, and recognized compensation expense on a straight-line basis, with pre-vesting forfeitures recognized when they occurred, over the vesting period of the option. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Compensation expense is recognized with an offsetting credit to Contributed Surplus, which is then transferred to Common Shares when the option is exercised. Consideration received on the exercise of stock options is also credited to Common Shares.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for its stock-based compensation programs. The Company elected to use the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), the Company uses the same fair value methodology pursuant to SFAS 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, the date the Company adopted SFAS No. 123(R), the Company recorded a one-time cumulative adjustment of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption.

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General & Administrative expense in the accompanying condensed Consolidated Statements of Income based on the respective functions for those employees receiving stock option grants. Stock compensation expense is included in the Condensed Consolidated Statement of Income as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales and services	$453	$217
Research and engineering	181	109
Selling, general & administrative	1,048	370

	$1,682	$696

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

The following table reconciles basic and diluted weighted average shares (in thousands):

	March 31,
	2007	2006
Basic Weighted Average Number of Shares Outstanding	36,134	35,632
Dilutive Effect of Stock Options	803	893

Diluted Weighted Average Number of Shares Outstanding	36,937	36,525

Weighted Average Anti-dilutive Options Excluded from Calculation	43	—

Changes in Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. TESCO adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized no material adjustment in its accrual for uncertain tax positions. At the date of adoption, TESCO had an accrual for uncertain tax positions of $1.4 million which increased to $1.5 million at March 31, 2007. This amount is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheet as the Company anticipates that these uncertainties will be resolved in the next twelve months. The Company recognizes interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions are recognized in other expense. At January 1, 2007 and March 31, 2007, the Company had accrued $1.4 million for the potential payment of interest and penalties on uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of the adoption of this statement effective January 1, 2008, and it is not anticipated to have a material impact to the Company’s financial statements.

Note 2—Long Term Debt

Long term debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Secured Revolver, maturity date of October 31, 2008, 6.63% and 7.12% interest rate at March 31, 2007 and December 31, 2006, respectively	$2,500	$14,500
Secured Term Loan, maturity date of October 31, 2010, 6.66% and 7.13% interest rate at March 31, 2007 and December 31, 2006, respectively	27,502	30,000

Total Debt	30,002	44,500
Less—Current Portion of Long Term Debt	9,991	9,991

Non-Current Portion of Long Term Debt	$20,011	$34,509

Note 3—Shareholders’ Equity and Stock-Based Compensation

The following summarizes activity in the Company’s common shares during the three months ended March 31, 2007 and for the year ended 2006 (dollar amounts in thousands):

	Three Months Ended March 31, 2007		Year Ended December 31, 2006
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	36,019,246	$139,266	35,519,739	$131,002
Issued on exercise of options	543,480	9,044	499,507	8,264

Balance—end of period	36,562,726	$148,310	36,019,246	$139,266

Under the terms of the Company’s stock option plan, as amended, 3,656,273 shares of common stock are authorized for the grant of options to eligible directors, officers, employees and other persons. Options granted under the stock option plan generally vest equally over a three year period, expire no later than seven years from the date of grant and the purchase price of options granted are in Canadian dollars and may not be less than the market price of the Company’s common stock on the Toronto Stock Exchange at the close of the last business day prior to the date the option was granted. At March 31, 2007, the Company had approximately 1,565,979 shares available for future grants.

The following summarizes option activity during the three months ended March 31, 2007 and 2006:

	2007			2006
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	2,374,804	C$	15.38	2,482,041	C$	14.41
Granted	387,100	C$	26.77	41,000	C$	21.31
Exercised	(543,480)	C$	14.85	(264,000)	C$	16.92
Expired	(128,130)	C$	17.08	(107,300)	C$	14.28

Outstanding—end of period	2,090,294	C$	17.52	2,151,741	C$	13.39

Exercisable—end of period	726,864	C$	12.19	1,339,625	C$	13.79

The assumptions used in the Black-Scholes option pricing model were:

	Three Months Ended March 31
Assumptions	2007		2006
Weighted average risk-free interest rate	3.96%		4.13%
Expected dividend	$-0	-	$-0	-
Expected option life (years)	4.5		6
Weighted average expected volatility	34%		49%
Weighted average expected forfeiture rate	15%		15%

For options granted in 2007, the Company decreased the expected option life to 4.5 years from 6 years to reflect recent option exercise experience.

Note 4—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net Income	$11,020	$9,063
Unrealized gain (loss) on securities, net of tax	286	(293)
Foreign currency translation adjustment	937	(1,588)

Total Comprehensive Income	$12,243	$7,182

Note 5—Income Taxes

Tesco Corporation is an Alberta (Canada) corporation. The Company and its subsidiaries conduct business and are taxable on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO or its subsidiaries are considered resident for income tax purposes.

The Company’s income tax provision for the three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Current	$6,631	$4,185
Deferred	609	1,047

Income tax provision	$7,240	$5,232

The Company’s effective tax rate for three months ended March 31, 2007 was 40% compared to 37% for the same period in 2006. The increase in the effective tax rate during the three months ended March 31, 2007 as compared to the same period in 2006 is due to valuation allowances provided on foreign tax credits.

As discussed in Note 1 above, TESCO adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions. TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. Tesco and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2002. Two of the Company’s U.S. subsidiaries have been audited through tax year 2004. One audit was concluded in the first quarter of 2007. The conclusion of this audit had no material impact to the Company’s financial position, results of operations or cash flows.

As previously disclosed, TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions have been issued in respect of 1996 through 2000. All of these reassessments have been appealed to the Mexican court system. The Company continues to believe that the basis for these reassessments is incorrect, and that the ultimate resolution of matters that remain outstanding will likely not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Although certain court decisions have rejected TESCO’s substantive arguments, those decisions failed, in our opinion, to provide a detailed and reasoned basis for doing so. In any case, court decisions regarding a given tax year have no precedential value for the resolution of disputes regarding other tax years in the Mexican legal system, regardless of the underlying facts. Tesco has obtained final court rulings overturning the reassessment resolutions for four out of the five years in dispute, although it remains open to tax authorities to issue new reassessments for those years under certain circumstances, as described below.

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

The reassessment for 2000 has been overturned by the Mexican Tax Court. The Tax Court decision may be subject to appeal by Mexican tax authorities. Management estimates that the current maximum exposure to the Company, including taxes, interest and penalties, in respect of the 2000 reassessment is approximately $1.0 million.

In 2006, Mexican tax authorities formally requested information from the Company regarding expenses TESCO deducted in 2001 and 2002. To date, no reassessments have been received for these years and the Company is unable to predict the outcome of this review or estimate the amount of any additional taxes that may be claimed as owed.

In addition to the material jurisdictions above, other state and foreign tax filings remain open to examination. TESCO believes that any assessment on these filings will not have a material impact to the Company’s financial position or results of operations.

TESCO believes that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 6—Commitments and Contingencies

The Company, in the normal course of its business, is subject to legal proceedings brought against it and its subsidiaries.

Varco I/P, Inc. (“Varco”) filed suit against the Company in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that the Company’s CDS™ infringes certain of Varco’s U.S. patents. The Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which the Company is the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, and issued a preliminary ruling in the Company’s favor. The reexamination remains in process. The district court has granted the Company’s motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that the Company’s CDS™ infringes two patents held by Franks. TESCO has filed a general denial and the case is in early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

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

Also in early July 2006, the Company received notice of a Court Order of first instance with respect to commercial litigation in the Middle East. The dispute involves a claim for a portion of the net income arising from TESCO’s operation of certain equipment in the region. The court awarded payment to the claimant in an amount of approximately $1.1 million. This award has been upheld by the maximum judicial authority in the country. During 2006 the Company accrued the full amount for this claim in cost of sales and services expense. The Company paid the amount owed as a result of this judgment in April 2007.

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

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At March 31, 2007 the total exposure to the Company under outstanding letters of credit was $7.2 million.

Note 7—Segment Information

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

	For the Three Months Ended March 31, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$72,716	$41,588	$—	$—	$114,304
Depreciation and Amortization	1,892	3,907	—	364	6,163
Operating Income	22,768	7,554	(2,648)	(8,693)	18,981

Other expense					721

Income before income taxes					$18,260

	For the Three Months Ended March 31, 2006
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$46,641	$36,968	$—	$—	$83,609
Depreciation and Amortization	1,961	3,019	—	217	5,198
Operating Income	11,593	8,840	(1,392)	(4,731)	14,310

Other expense					261

Income before income taxes					$14,049

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world:

	For the Three Months Ended March 31,
	2007	2006
Canada	$14,737	$13,997
United States	72,703	53,172
Mexico	60	630
South America	8,391	4,041
Asia Pacific	13,741	6,307
Europe, Africa and Middle East	4,672	5,462

Total	$114,304	$83,609

Note 8—Reconciliation to Canadian Generally Accepted Accounting Principles

The consolidated financial statements of the Company are prepared using accounting principles that are generally accepted in the U.S. These principles differ in some material respects from those that are generally accepted in Canada. For the three months ended March 31, 2007 and 2006, the principal differences that result in material measurement changes (required disclosures under Canadian GAAP have not been considered) in the condensed consolidated financial statements of the Company are:

(a)	Accounting for product development costs

Costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized as technology and amortized under Canadian GAAP.

(b)	Investment in share purchase warrants

Under U.S. GAAP, TESCO’s investment in share purchase warrants are reported at estimated fair value in the Company’s Consolidated Balance Sheet with unrealized gains and losses included in Accumulated Comprehensive Income (Loss). However, under Canadian GAAP, unrealized gains and losses are required to be included in the Company’s Consolidated Statements of Income.

(c)	Issuance of options and warrants

Prior to January 1, 2002, Canadian GAAP did not require equity instruments issued for purposes other than compensation of employees to be measured at the fair value. In December 1995, the Company granted 980,000 options and warrants in conjunction with the formation of the Casing Drilling Joint Venture. Under U.S. GAAP, these options and warrants had a fair value at their grant date of approximately $2.6 million, which was added to the Company’s investment in and subsequent acquisition of the Casing Drilling Joint Venture and subsequently expensed when the Company acquired the assets in 1998. As a result, US GAAP Retained Earnings and Contributed Surplus differ from Canadian GAAP by this amount.

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

In 2000, U.S. GAAP required recognition of changes in the market value of repriced stock options that were initially defined as non-compensatory options as compensation expense. Under Canadian GAAP, no compensation expense was required to be recognized for an option repricing occurring prior to January 1, 2002. In 2001, the Company repriced certain stock options previously granted to employees which resulted in compensation expense being recognized for U.S. GAAP purposes, and included as a reconciling adjustment to Retained Earnings.

(f)	Reduction of capital

In November 1993, the Company reduced its share capital by $11.0 million to eliminate its accumulated deficit. U.S. GAAP does not allow the reduction of capital to be shown in the Company’s consolidated financial statements. However, Canadian GAAP allows the reduction of capital to be shown in the financial statements.

	Three Months Ended March 31,
	2007	2006
Net Income—U.S. GAAP	$11,020	$9,063
Adjusted for:
Product development costs	(189)	(194)
Change in fair market value of Turnkey share purchase warrants	566	(487)

	377	(681)
Tax effect	151	261

	226	(420)

Net Income—Canadian GAAP	$11,246	$8,643

Net earnings—per common share (basic)
U.S. GAAP	$0.30	$0.25

Canadian GAAP	$0.31	$0.24

Net earnings—per common share (diluted)
U.S. GAAP	$0.30	$0.25

Canadian GAAP	$0.30	$0.24

	Three Months Ended March 31,
	2007	2006
Retained earnings, beginning of period
U.S. GAAP	$57,544	$27,836
Adjusted for cumulative effect of prior years’ U.S./Canadian GAAP differences	16,302	17,687

	73,846	45,523
Net earnings for the period, Canadian GAAP	11,246	8,643

Retained earnings, end of period, Canadian GAAP	$85,092	$54,166

	March 31, 2007	December 31, 2006
Intangible and Other Assets
U.S. GAAP	$9,083	$9,375
Adjusted for:
Product Development Costs	4,462	4,651

Canadian GAAP	$13,545	$14,026

Net Deferred Income Tax Asset
U.S. GAAP	$14,386	$14,768
Adjusted for:
Net tax impact of GAAP adjustments	(1,760)	(1,889)

Canadian GAAP	$12,626	$12,879

Common Shares
U.S. GAAP	$148,310	$139,266
Adjusted for:
Reduction of capital	(10,941)	(10,941)

Canadian GAAP	$137,369	$128,325

	March 31, 2007	December 31, 2006
Contributed Surplus
U.S. GAAP	$13,221	$13,348
Adjusted for:
Issuance of options and warrants	(2,550)	(2,550)
Compensation expense for repriced options	(212)	(212)

Canadian GAAP	$10,459	$10,586

Accumulated Comprehensive Income/Cumulative Translation Account
U.S. GAAP	$30,494	$29,271
Adjusted for:
(Increase) decrease in fair value of warrants	(205)	361
Tax effect thereon	82	(198)

Canadian GAAP	$30,371	$29,434

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

Business

We are a global leader in the design, manufacture and service of technology-based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas.

We organize our activities into three business segments, Top Drive, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business comprises top drive sales, top drive rentals and after-market sales and service. The Casing Services business includes CASING DRILLING® and Tubular Services. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States (U.S.) dollars. All references to US$ or to $ are to U.S. dollars and references to C$ are to Canadian dollars.

During the three months ended March 31, 2007, we delivered 32 new top drive units to customers, compared to 15 new units delivered to customers during the same period in 2006. At March 31, 2007 our backlog was 47 top drive units compared to a backlog of 68 units at December 31, 2006. We consider an order as a backlog unit when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

Our performance for the three months ended March 31, 2007 improved compared to the same period in 2006 primarily due to increasing Top Drive product and after-market sales, Revenues, operating income and net income for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007		2006
		% of Revenues		% of Revenues
REVENUES
Top Drive
-sales and after-market support	$45,739		$22,501
-rental operations	26,977		24,140

Total Top Drive	72,716	63.6	46,641	55.8
Casing Services	41,588	36.4	36,968	44.2

Total Revenues	$114,304	100.0	$83,609	100.0

OPERATING INCOME
Top Drive	$22,768	31.3	$11,593	24.3
Casing Services	7,554	18.2	8,840	23.9
Research and Engineering	(2,648)	n/a	(1,392)	n/a
Corporate and Other	(8,693)	n/a	(4,731)	n/a

Total Operating Income	$18,981	16.6	$14,310	17.1

NET INCOME	$11,020	9.6	$9,063	10.8

Total revenues for the three months ended March 31, 2007 were $114.3 million, compared to $83.6 million in 2006, an increase of $30.7 million, or 37%. This increase is primarily due to increased activities in the Top Drive segment, particularly top drive sales and after-market support due to the substantial increase in the top drive unit sales and increased Casing Services revenue. Increased revenues in both of these business segments are discussed in further detail below.

Operating Income for the three months ended March 31, 2007 was $19.0 million, compared to $14.3 million in 2006, an increase of $4.7 million. This increase is primarily attributable to higher Top Drive revenues partially offset by lower margins in Casing Services, increased costs in our Research and Engineering segment and increased selling, general and administrative expenses which are discussed in further detail below.

Net Income for the three months ended March 31, 2007 was $11.0 million, compared to $9.1 million in 2006, an increase of $1.9 million.

Top Drive Segment

Our Top Drive segment comprises top drive sales, after-market sales and service and top drive rental activities.

Revenues—Revenues for the three months ended March 31, 2007 increased $26.1 million compared to 2006 primarily driven by a $23.2 million increase in Top Drive sales and after-market support and a $2.8 million increase in Top Drive rental operations.

Revenues from Top Drive sales and after-market support increased $23.2 million to $45.7 million as compared to 2006, primarily the result of the sale of 37 units during the three months ended March 31, 2007 as compared to 20 units during the similar period in 2006 and a 52% increase in after-market sales and service revenues. During the three months ended March 31, 2007, we sold 37 top drive units, of which 32 were new units and five were used units. During the same period in 2006, we sold 20 top drive units, of which 15 were new units and five were used units. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold during the three months ended March 31, 2007 and 2006 were $4.7 million and $4.2 million, respectively.

Revenues from Top Drive rental activities increased to $27.0 million during the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to higher average rental rates.

Operating Income—Top Drive Operating Income for the three months ended March 31, 2007 increased $11.2 million to $22.8 million compared to the same period in 2006. Like the increase in revenues during this same time period, this growth is primarily driven by the increase in the number and average margin of new Top Drive units sold and an increase in the average margin per used Top Drive unit sold during the three months ended March 31, 2007 compared to the same period in 2006.

Outlook—We intend to continue concentrating on lowering manufacturing costs while maintaining the capacity to deliver 25 to 30 Top Drive units into the market each quarter, assuming sustained market demand and orders. In the second quarter of 2007 we will begin delivering new electric and hydraulic models to customers and as our installed base has increased, we continue to focus on increasing our after-market sales and service activities. Regarding the rental fleet, we continue to evaluate our placement of units throughout the world to lessen our exposure drilling activity in North America. Additionally, we are revitalizing our rental fleet through selective sale and replacement of older units to be replaced with new units in the second half of the year.

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING®.

Revenues—Revenues for the three months ended March 31, 2007 increased $4.6 million to $41.6 million as compared to the same period in 2006 primarily due to increased activity in both conventional and proprietary casing running services, primarily in North America, partially offset by lower CASING DRILLING® revenue related to the leased rigs which were returned in late 2006. Casing Services revenues for the three months ended March 31, 2006 included $4.0 million in revenues related to the leased rigs. Revenues for the three months ended March 31, 2007 associated with our proprietary tubular services business increased 93% as compared to the same period in 2006 due to the increase in demand for our proprietary Casing Drive System TM services and equipment. Revenues for the three months ended March 31, 2007 associated with our conventional casing and tubing business increased 14% as compared to the same period in 2006 primarily related to increased revenues from our Multi-Control Line Running Systems TM activities. CASING DRILLING® revenues for the three months ended March 31, 2007 decreased 19% as compared to non-rig CASING DRILLING® revenues for the same period in 2006 due to a decrease in the number of projects.

Operating Income—Casing Services’ operating income for the three months ended March 31, 2007 decreased $1.3 million to $7.6 million compared to same period in 2006 primarily driven by a decrease in conventional tubular services margins due to lower activity levels and lower CASING DRILLING® margins due to lower activity levels and increased personnel costs partially offset by higher margins in our proprietary tubular services business.

Outlook—We continue to see expanding support for our tubular services business and, based on recent successes in CASING DRILLING® projects, we have begun an aggressive expansion plan of this business line over the next several years. We experienced a slight reduction in our tubular services activity in January and February 2007 due to weather and industry concerns about gas prices however, revenues improved in March. We continue to form alliances with major drilling contractors to accelerate the adaptation of our proprietary service offerings. In CASING DRILLING® we continue to grow our team capacity for projects as our project leads continue to expand. We have recently secured offshore work in three different regions of the world that will begin later in the year.

Research and Engineering Segment

Research and Engineering’s, or “R&E” operating loss is comprised of our R&E activities and was $2.6 million for the three months ended March 31, 2007, an increase of $1.2 million from the same period in 2006 primarily due to additional product development activity focusing on the commercialization and enhancement of existing proprietary technologies in Casing Services and the development of a new generation of Top Drive units. We plan on increasing our 2007 R&E spending approximately 80% from spending levels in 2006 to further expand our commercialization and enhancement of existing proprietary technologies in Casing Services.

Corporate and Other Expenses

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended March 31, 2007 increased $4.0 million to a $8.7 million loss compared to the same period in 2006 primarily due to a substantial amount of professional fees incurred in the first quarter as a result of the various issues and events related to the delayed filing of our initial Annual Report on Form 10-K, the increased auditing fees associated with our initial year of testing our internal controls pursuant to Section 404 of the Sarbanes Oxley Act, costs associated with the restatements of our quarterly results for quarters two and three of 2006 and the costs associated with the Company’s self-initiated review of the Company’s stock option practices and related accounting. Because most of these incremental costs were related to the filing of our first Annual Report on Form 10-K, we do not expect our SG&A costs to be as high in the remaining quarters of 2007.

Net Income

	Three Months Ended March 31,
	2007		2006
		% of revenue		% of revenue
Operating Income	$18,981	16.5	$14,310	17.1
Interest Expense	687	0.6	836	1.0
Interest Income	(221)	(0.2)	(439)	(0.5)
Foreign Exchange Losses (Income)	250	0.2	(185)	(0.2)
Other Expense	5	—	49	0.1
Income Taxes	7,240	6.3	5,232	6.3

Net Income Before Cumulative Effect of Accounting Change	$11,020	9.6	$8,817	10.5

Interest Expense—Interest expense for the three months ended March 31, 2007 decreased $0.1 million primarily related to lower average debt levels during the period compared to the same period in 2006.

Interest Income—Interest income for the three months ended March 31, 2007 decreased $0.2 million to $0.2 million primarily related to lower average cash balances on hand during the three months ended March 31, 2007 as compared to the same period in 2006.

Foreign Exchange Losses—Foreign exchange losses increased $0.4 million to $0.3 million primarily due to fluctuations of exchange rates in relation to the U.S. dollar for our operations in foreign jurisdictions.

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax expense is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and/or its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such profits. Please see Note 5 to the condensed consolidated financial statements included in Item 1 above for a description of our Mexican tax matters.

Our effective tax rate for three months ended March 31, 2007 was 40% compared to 37% for the same period in 2006. The increase in the effective tax rate during the three months ended March 31, 2007 as compared to the same period in 2006 is due to valuation allowances provided on foreign tax credits. We anticipate that our effective tax rate for 2007 will be in the range of 35 to 40%. As discussed in Note 5 to the condensed consolidated financial statements included in Item 1 above, our tax returns are subject to examination in each of the jurisdictions in which we operate and the audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position at March 31, 2007 and December 31, 2006 was as follows (in thousands):

	March 31, 2007	December 31, 2006
Cash	$17,091	$14,923
Current portion of long term debt	(9,991)	(9,991)
Long term debt	(20,011)	(34,509)

Net Debt	$(12,911)	$(29,577)

The decrease in Net Debt during the three months ended March 31, 2007 was primarily the result of strong operating cash flow reflected in our operating income.

Our investment in working capital, excluding cash and short term debt, has increased $1.6 million to $108.6 million at March 31, 2007 from $107.0 million at December 31, 2006. The increase during the three months ended March 31, 2007 was primarily attributable to an increase in inventories partially offset by higher accounts payable and income taxes payable. At March 31, 2007, we had a Top Drive manufacturing backlog of 47 compared to a backlog of 68 at December 31, 2006.

Following is the calculation of working capital, excluding cash and debt, at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Current Assets	$209,689	$198,924
Current Liabilities	(93,996)	(87,015)

Working Capital	115,693	111,909
Less:
Cash and Cash Equivalents	(17,091)	(14,923)
Current Portion of Long Term Debt	9,991	9,991

Working Capital, Excluding Cash and Short Term Debt	$108,593	$106,977

We are targeting to reduce our manufacturing lead times though the implementation of a new materials management system and processes such that a backlog of 40 to 50 top drive units is more in order compared to a backlog of up to 91 units that the Company experienced in 2006. Therefore, we anticipate that our working capital requirements, excluding cash and debt, during 2007 will not increase at the rate we experienced in 2006.

During the three months ended March 31, 2007, our capital expenditures were $9.8 million, primarily related to Casing Services. We project our capital expenditures for 2007 to be approximately $50 million which will primarily consist of equipment for our Casing Services segment and Top Drive rental fleet additions.

We believe cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund our working capital needs and capital expenditures.

SIGNIFICANT ACCOUNTING POLICIES

The preparation and presentation of the Company’s financial statements requires management to make estimates that significantly affect the results of operations and financial position reflected in the financial statements. In making these estimates, management applies accounting policies and principles that it believes will provide the most meaningful and reliable financial reporting. Management considers the most significant of these accounting policies are as follows:

Foreign Currency Translation—The US dollar is the functional currency for most of the Company’s worldwide operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income in shareholders’ equity. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period.

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

Accounting for Stock Options—The Company recognizes compensation expense on options granted to employees and directors. This compensation expense is based on the calculated fair value of each option at its grant date, the estimation of which requires management to make assumptions about the future volatility of the Company’s stock price, future interest rates and the timing of employees’ decisions to exercise their options.

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

Income Taxes—The Company uses the liability method which takes into account the differences between financial statement treatment and tax treatment of certain transactions, assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s deferred tax assets.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. TESCO adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in its accrual for uncertain tax positions. At the date of adoption, TESCO had an accrual for uncertain tax positions of $1.4 million which increased to $1.5 million at March 31, 2007. This amount is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheet as the Company anticipates that these uncertainties will be resolved in the next twelve months. The Company recognizes interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions are recognized in other expense. At January 1, 2007 and March 31, 2007, the Company had accrued $1.4 million for the potential payment of interest and penalties on uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the impact of the adoption of this statement effective January 1, 2008, and it is not anticipated to have a material impact to the Company’s financial statements.

RECONCILIATION OF U.S. TO CANADIAN GAAP

Significant differences between generally accepted accounting principles (“GAAP”) in the U.S. and Canada are described below. A reconciliation of our consolidated statements of income and consolidated balance sheet between U.S. and Canadian GAAP is provided in Note 8 to the consolidated financial statements.

The principal differences that result in material measurement changes in our consolidated financial statements between U.S. and Canadian GAAP are:

(a)	Product development costs—Costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized and amortized under Canadian GAAP.

(b)

Investment in marketable securities of affiliates—Under U.S. GAAP, marketable securities held as portfolio investments are carried on the balance sheet at market value at the balance sheet date. For securities identified as available-for-sale, U.S. GAAP requires that unrealized gains and losses are reflected in shareholders’ equity as a component of accumulated other comprehensive income.

However, under Canadian GAAP unrealized gains and losses on marketable securities are included in income.

(c)	Reduction of capital—In November 1993, the Company reduced its share capital by $11.0 million to eliminate its accumulated deficit by reducing share capital. U.S. GAAP does not allow the reduction of capital to be shown in our consolidated financial statements. However, Canadian GAAP allows the reduction of capital to be shown in financial statements.

For the three months ended March 31, 2007 and 2006, the primary differences between net income (loss) under U.S. GAAP and Canadian GAAP is related to the amortization of product development costs and the recognition of unrealized gains and losses on the Turnkey warrants. These differences in net income did not materially impact the discussion of results of operations discussed above. Following is net income and earnings per share for the three months ended March 31, 2007 and 2006 in conformity with U.S. and Canadian GAAP (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net Income
U.S. GAAP	$11,020	$9,063
Canadian GAAP	11,246	8,643
Net earnings—per common share (basic)
U.S. GAAP	$0.30	$0.25
Canadian GAAP	0.31	0.24
Net earnings—per common share (diluted)
U.S. GAAP	$0.30	$0.25
Canadian GAAP	0.30	0.24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From time to time, derivative financial instruments may be utilized by the Company in the management of its foreign currency and interest rate exposures. We do not use derivative financial instruments for trading or speculative purposes and account for all such instruments using the fair value method. Currency exchange exposures on foreign currency denominated balances and anticipated cash flows may be managed by foreign exchange forward contracts when it is deemed appropriate. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on the Company’s debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not a party to any derivative financial instruments at March 31, 2007 or 2006.

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

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. The fair value of our long term debt at March 31, 2007 is assumed to be approximately equal to the carrying value since the interest rate floats, based on prime or LIBOR. A 1% change interest rates would increase or decrease interest expense $0.4 million annually based on amounts outstanding at March 31, 2007.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks.

ITEM 4.	CONTROLS AND PROCEDURES.

Material Weaknesses Previously Disclosed

As discussed in our 2006 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2006, involving (1) the corporate financial reporting organization’s monitoring and oversight role of the Company’s U.S. Casing Services Business Unit, and (2) the overall financial reporting of our U.S. Casing Services Business Unit, including the complement of personnel, review and approval of manual journal entries, timely reconciliations of databases and bank account reconciliations and the existence, accuracy and completeness of fixed asset records. The remedial actions implemented in the first quarter of 2007 related to these material weaknesses are described below.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, our CEO and CFO concluded that as a result of the material weaknesses discussed above, our disclosure controls and procedures were not effective as of March 31, 2007. Because of these material weaknesses, we performed additional procedures to ensure that our financial statements as of and for the quarter ended March 31, 2007 were fairly presented in all material respects in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2007, we implemented the following changes in our internal control over financial reporting:

•	Timely completed all bank account reconciliations at our U.S. Casing Services Business Unit

•	Modified access controls associated with certain accounting team members at our U.S. Casing Services Business Unit;

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

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of our business, we are subject to legal proceedings brought against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis. Please see “Item 3—Legal Proceedings” in our Annual Report on Form 10-K for a summary of our on-going legal proceedings.

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS™ infringes certain of Varco’s U.S. patents. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, and issued a preliminary ruling in our favor. The district court has granted our motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

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

In July 2006, we received notice of a Court Order of first instance with respect to commercial litigation in the Middle East. The dispute involves a claim for a portion of the net income arising from our operation of certain equipment in the region. The court awarded payment to the claimant in an amount of approximately $1.1 million. This award has been upheld by the maximum judicial authority in the country. During 2006 we accrued the full amount for this claim in cost of sales and services expense.

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

ITEM 1A.	RISK FACTORS.

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A—Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: May 8, 2007

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2007

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation