Form 10-Q
period 2007-06-30
TESCO CORP
filed 2007-08-07
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Number of shares of Common Stock outstanding as of July 31, 2007: 36,814,231

i

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$7,509	$14,923
Accounts Receivable Trade, net	79,582	80,445
Inventories, net	94,815	85,442
Prepaid Income Taxes	881	—
Deferred Income Taxes	13,103	11,059
Prepaid and Other Current Assets	13,432	7,055

Total Current Assets	209,322	198,924
Property, Plant and Equipment, net	143,642	132,343
Goodwill	17,231	16,602
Deferred Income Taxes	15,425	14,912
Intangible and Other Assets	9,059	9,375

TOTAL ASSETS	$394,679	$372,156

LIABILITIES & SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current Portion of Long Term Debt	$9,991	$9,991
Accounts Payable	26,310	27,840
Income Taxes Payable	—	3,775
Accrued and Other Current Liabilities	39,340	45,409

Total Current Liabilities	75,641	87,015
Long Term Debt	29,013	34,509
Deferred Income Taxes	13,823	11,203

Total Liabilities	118,477	132,727

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	153,234	139,266
Contributed Surplus	13,737	13,348
Retained Earnings	72,418	57,544
Accumulated Other Comprehensive Income	36,813	29,271

Total Shareholders’ Equity	276,202	239,429

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$394,679	$372,156

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE	$109,803	$86,772	$224,107	$170,381

OPERATING EXPENSES
Cost of Sales and Services	87,594	65,539	169,161	126,058
Selling, General and Administrative	12,270	7,304	23,376	14,694
Research and Engineering	2,347	1,188	4,995	2,580

Total Operating Expenses	102,211	74,031	197,532	143,332

OPERATING INCOME	7,592	12,741	26,575	27,049
OTHER EXPENSE
Interest expense	959	1,518	1,647	2,354
Interest income	(129)	(423)	(349)	(862)
Foreign exchange losses	271	1,356	521	1,170
Other expense (income)	(46)	3,025	(40)	3,074

Total Other Expense	1,055	5,476	1,779	5,736

INCOME BEFORE INCOME TAXES	6,537	7,265	24,796	21,313
INCOME TAXES	2,683	4,714	9,922	9,946

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,854	2,551	14,874	11,367
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	—	—	246

NET INCOME	$3,854	$2,551	$14,874	$11,613

Earnings per share:
Basic	$0.11	$0.07	$0.41	$0.33
Diluted	$0.10	$0.07	$0.40	$0.32
Weighted average number of shares:
Basic	36,625,529	35,812,458	36,379,771	35,722,465
Diluted	37,569,250	36,684,647	37,252,271	36,604,835

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$14,874	$11,613
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative Effect of Accounting Change, net of tax	—	(246)
Depreciation and amortization	12,854	10,724
Stock compensation expense	3,181	2,454
Deferred Income Taxes	1,319	454
Amortization of financial items	189	189
Gain on sale of operating assets	(6,744)	(3,937)
Changes in components of working capital
Decrease (increase) in accounts receivable trade	1,729	(18,333)
Increase in inventories	(3,321)	(16,527)
Increase in income taxes recoverable	—	(10,755)
Increase in prepaid and other current assets	(4,341)	(5,212)
(Decrease) increase in accounts payable	(2,434)	11,855
(Decrease) increase in accrued and other current liabilities	(7,992)	6,999
Decrease in income taxes payable	(5,294)	—
Other	(1,352)	(133)

Net cash provided (used) by operating activities	2,668	(10,855)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(23,228)	(23,188)
Net proceeds on sale of operating assets	7,857	7,191
Decrease in accounts receivable on sale of rigs	—	6,000
Other	(142)	(219)

Net cash used in investing activities	(15,513)	(10,216)

FINANCING ACTIVITIES
Issuances of debt	23,800	12,890
Repayments of debt	(29,296)	(15,530)
Proceeds from exercise of stock options	10,175	5,890
Excess tax benefit associated with equity based compensation	874	142
Debt issuance costs	(430)	—

Net cash provided by financing activities	5,123	3,392

Effect of foreign exchange gains on cash balances	308	168

Net Decrease in Cash and Cash Equivalents	(7,414)	(17,511)
Net Cash and Cash Equivalents, beginning of period	14,923	35,396

Net Cash and Cash Equivalents, end of period	$7,509	$17,885

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,297	$1,282
Cash paid during the period for income taxes	$11,755	$9,491
Cash receipts for interest	$421	$600
Cash receipts for income taxes	$522	$619

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

Basis of Presentation

The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to this Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring and which are necessary for a fair presentation of the Company’s results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), as filed by the Company under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The Condensed Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding inventory valuations, stock-based compensation, certain accrued liabilities and the potential outcome of litigation and tax matters, which may affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States dollars (“US dollar”). All references to US$ or $ are to US dollars and references to C$ are to Canadian dollars. Certain reclassifications have been made to prior year amounts in order for them to conform to the current year presentation.

Foreign Currency Translation

The US dollar is the functional currency for most of the Company’s worldwide operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. TESCO recognizes revenues when title, risk of loss and physical possession of the equipment are transferred to the customer, with no right of return. The Company has had and may continue to have bill and hold transactions. However the recognition of the revenues and related inventory costs are deferred until the customer takes physical possession of the equipment as the supporting documentation does not meet all of the criteria for revenue recognition. For project management and service and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

The following is a reconciliation of changes in the Company’s warranty reserve for the six months ended June 30, 2007 and the year ended December 31, 2006 (in thousands):

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Balance—beginning of period	$9,391	$7,817
Charged to expense	912	3,883
Charged to other accounts(a)	604	168
Deductions	(5,246)	(2,477)

Balance—end of period	$5,661	$9,391

(a)	Represents currency translation adjustments and reclasses.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At June 30, 2007 and December 31, 2006, the allowance for doubtful accounts on Trade Accounts Receivable was $2.8 million and $3.0 million, respectively.

Inventories

Inventories primarily consist of manufactured equipment held for sale and spare parts for manufactured equipment. During the manufacturing process, the Company values its inventories (work in progress and finished goods) primarily using standard costs, which approximate actual costs, and includes raw materials, direct labor and manufacturing overhead allocations.

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

At June 30, 2007 and December 31, 2006, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$52,133	$44,132
Work in progress	12,476	15,440
Finished goods	30,206	25,870

	$94,815	$85,442

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

The net book value of used top drive rental equipment sold included in Cost of Sales and Service in the accompanying Condensed Consolidated Statements of Income was $0.3 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively and was $1.4 million and $3.2 million for the six months ended June 30, 2007 and 2006, respectively.

Depreciation and amortization expense, including depreciation of capital leases, is included in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales and services	$6,453	$5,263	$12,491	$10,244
Selling, general & administrative expense	238	263	363	480

	$6,691	$5,526	$12,854	$10,724

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

The Company has capitalized certain identified intangible assets, primarily customer relationships acquired in the Tong Specialty, LLC (“Tong”) acquisition and patents in the Cheyenne Services, LTD (“Cheyenne”) acquisition, based on their estimated fair value at the date acquired. The Tong customer relationships intangible assets are amortized on a straight-line basis over their estimated useful life of 4 years and the Cheyenne patents are amortized on a straight-line basis over an estimated useful life of 10 to 14 years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value.

Derivative Financial Instruments

As a result of its worldwide operations, the Company is exposed to market risks from changes in interest and foreign currency exchange rates, which may affect its operating results and financial position. The Company minimizes its risks from interest and foreign currency exchange rates through its normal operating and financing activities. However, from time to time, the Company may minimize its interest and foreign exchange rate risks through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. The Company did not enter into any derivative financial instruments during the three or six months ended June 30, 2007 or 2006.

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

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets or liabilities is recognized in the period that the change occurs. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s deferred tax assets.

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. As a result, the Company changed the method by which it provides stock-based compensation to its employees by reducing the number of stock options granted and instead issued restricted stock awards as a form of compensation. The Company has granted two different types of restricted stock awards: restricted stock units (“RSUs”) which are subject to time based vesting criteria and performance share units (“PSUs”) which contain both time and performance based criteria. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of a TESCO share at the time of settlement at the discretion of the Company. For further description of the Company’s stock-based compensation plan, see Note 3 below.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for its stock-based compensation programs. On January 1, 2006, the date the Company adopted SFAS No. 123(R), the Company recorded a one-time cumulative adjustment of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption.

The Company measures stock-based compensation cost as of grant date or the employee start date for pre-employment grants, based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures, and recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense is recognized with an offsetting credit to Contributed Surplus, which is then transferred to Common Shares when the award is distributed or the option is exercised. Consideration received on the exercise of stock options is also credited to Common Shares. For stock option grants, the Company uses a Black-Scholes valuation model to determine the estimated fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales and services	$404	$495	$857	$712
Research and engineering	246	364	427	473
Selling, general & administrative expense	849	900	1,897	1,270

	$1,499	$1,759	$3,181	$2,455

Per Share Information

Per share information is computed using the weighted average number of common shares outstanding during the year. Diluted per share information is calculated including the dilutive effect of stock options which is determined using the treasury stock method. The treasury stock method assumes that the proceeds that would be obtained upon exercise of “in the money” options would be used to purchase common shares at the average market price during the period. No adjustment to diluted earnings per share is made if the result of this calculation is anti-dilutive.

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic Weighted Average Number of Shares Outstanding	36,626	35,813	36,380	35,723
Dilutive Effect of Stock Compensation Awards	943	872	872	882

Diluted Weighted Average Number of Shares Outstanding	37,569	36,685	37,252	36,605

Weighted Average Anti-dilutive Options Excluded from Calculation	6	—	125	8

Changes in Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. TESCO adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized no material adjustment in its accrual for uncertain tax positions. At the date of adoption, TESCO had an accrual for uncertain tax positions of $1.4 million which increased to $1.6 million at June 30, 2007. This amount is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheet as the Company anticipates that these uncertainties will be resolved in the next twelve months. The Company recognizes interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions are recognized in other expense. At January 1, 2007 and June 30, 2007, the Company had accrued $1.4 million for the potential payment of interest and penalties on uncertain tax positions.

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

Note 2—Long Term Debt

Long term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Secured Revolver, maturity date of June 5, 2012, 6.43% and 7.12% interest rate at June 30, 2007 and December 31, 2006, respectively	$14,000	$14,500
Secured Term Loan, maturity date of October 31, 2009, 6.66% and 7.13% interest rate at June 30, 2007 and December 31, 2006, respectively	25,004	30,000

Total Debt	39,004	44,500
Less—Current Portion of Long Term Debt	9,991	9,991

Non-Current Portion of Long Term Debt	$29,013	$34,509

On June 5, 2007, TESCO and Tesco US Holding LP, an indirect, wholly-owned subsidiary of TESCO, entered into a $125 million amended and restated credit agreement (the “Amended Credit Agreement”) with Amegy Bank, N.A., The Bank of Nova Scotia, Natixis, Comerica Bank, Trustmark National Bank, Bank of Texas, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Amended Credit Agreement amends and restates that certain credit agreement between the Company and the existing lenders dated as of November 2, 2005 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for up to $100 million in revolving loans and swingline loans (collectively, the “Revolver”). Under the Revolver, Tesco US Holding LP may borrow up to $100 million in revolving loans, while either Tesco US Holding LP or TESCO may borrow up to $15 million in swingline loans, provided that the aggregate amount of revolving loans and swingline loans may not exceed $100 million in outstanding principal. The Secured Term Loan with $25 million outstanding and a maturity date of October 31, 2009 remained unchanged. Amounts outstanding under the Secured Term Loan issued under the Prior Credit Agreement will continue to be due in quarterly installments with the next installment due on October 31, 2007.

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. At June 30, 2007, the Company had $8.5 million in letters of credit outstanding under the Revolver.

The Amended Credit Agreement contains covenants that the Company considers usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, the Company is prohibited from incurring any additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all of the Company’s assets and all of the Company’s direct and indirect material subsidiaries in the United States and Canada are guarantors of borrowings under the Amended Credit Agreement. Additionally, the Company’s capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. As of June 30, 2007, the Company believes it was in compliance with the debt covenants in the Amended Credit Agreement.

In addition to regularly scheduled payment obligations, the occurrence of certain circumstances will trigger an obligation to prepay certain of the Company’s term loans owing under the Amended Credit Agreement by an amount equal to 50% of the net cash proceeds realized by the Company from any (i) asset sale or event of loss, upon the occurrence of certain conditions; (ii) issuance or other sale of any equity interest in the Company or any of its subsidiaries in excess of $10 million after the effective date of the Amended Credit Agreement; or

(iii) subordinated indebtedness incurred by the Company or any of its affiliates. In addition, repayment of borrowings under the Amended Credit Agreement is subject to acceleration upon the occurrence of events of default that the Company considers usual and customary for an agreement of this type.

At any time during the term of the Amended Credit Agreement, the Company may, so long as no event of default has occurred and is continuing, request to increase the maximum amount available under the Revolver from $100 million up to an amount not to exceed $150 million through increases of commitments by existing lenders or the addition of new lenders as determined by JPMorgan Chase Bank, N.A., in consultation with the Company.

Rates for revolving and term loans under the Amended Credit Agreement are based, at Tesco US Holding LP’s election, on an interest rate tied to a Eurodollar rate or JPMorgan Chase Bank, N.A.’s prime rate. With respect to Eurodollar loans, the rate is determined as follows: (i) the sum of Adjusted LIBO Rate (as defined in the Amended Credit Agreement) plus (ii) the Applicable Rate (as defined in the Amended Credit Agreement), which is 1.00 percent based on the Company’s leverage ratio at June 30, 2007. With respect to non-Eurodollar loans, the rate is set by the alternate base rate, which is determined by taking the greater of (i) the prime rate for U.S. dollar loans announced by JPMorgan Chase Bank, N.A. in New York or (ii) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. Swingline loans will bear interest as determined by the alternate base rate described above.

Based on the Company’s leverage ratio at June 30, 2007, the Company is required to pay a facility fee of 0.20 percent per annum of the aggregate unused commitments under the Amended Credit Agreement. A letter of credit fee equal to the Applicable Rate (as defined in the Amended Credit Agreement) multiplied by the outstanding face amount of any letter of credit issued under the Amended Credit Agreement is also required to be paid by the Company.

Note 3—Shareholders’ Equity and Stock-Based Compensation

The following summarizes activity in the Company’s common shares during the six months ended June 30, 2007 and for the year ended 2006 (dollar amounts in thousands):

	Six Months Ended June 30, 2007		Year Ended December 31, 2006
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	36,019,246	$139,266	35,519,739	$131,002
Issued on exercise of options	784,837	13,968	499,507	8,264

Balance—end of period	36,804,083	$153,234	36,019,246	$139,266

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. The amended Incentive Plan allows grants of stock options (including incentive stock options), stock appreciation rights, phantom stock, bonus stock, performance based and or time based restricted stock units and other stock or performance based awards. The amended Incentive Plan maintained the aggregate plan limit of stock based awards to 10% of the outstanding shares on a non-dilutive basis.

As a result, the Company changed the method by which it provides stock-based compensation to its employees by reducing the number of stock options granted and instead issued restricted stock awards as a form of compensation. The Company has granted two different types of restricted stock awards: RSUs which vest equally over a three year period from date of grant and entitle the grantee to receive one share of TESCO common stock upon vesting and PSUs which vest after three years and include a performance measure. PSU awards entitle the grantee to receive one share of TESCO common stock for each PSU. The PSU performance objective multiplier can range from zero when threshold performance is not met to a maximum of 2.5 times the initial award. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of a TESCO share at the time of settlement at the discretion of the Company. During the three months ended June 30, 2007, the Company granted 109,800 RSUs and 32,200 PSUs.

Under the terms of the Company’s amended Incentive Plan, 3,680,408 shares of common stock are authorized for the grant of stock-based compensation to eligible directors, officers, employees and other persons. At June 30, 2007, the Company had approximately 1,830,037 shares available for future grants.

Options granted under the amended Incentive Plan generally vest equally over a three year period, may have an expiration date of up to ten years from the date of grant and the exercise price of options may not be less than the market value of the Company’s common stock, as defined in the amended Incentive Plan.

The following summarizes option activity during the six months ended June 30, 2007 and 2006:

	2007			2006
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	2,374,804	C$	15.38	2,482,041	C$	13.67
Granted	425,100	C$	27.53	637,100	C$	21.07
Exercised	(784,837)	C$	14.46	(397,347)	C$	15.88
Expired	(306,696)	C$	15.97	(192,280)	C$	13.99

Outstanding—end of period	1,708,371	C$	18.71	2,529,514	C$	15.16

Exercisable—end of period	704,463	C$	14.07	1,688,106	C$	14.14

The assumptions used in the Black-Scholes option pricing model were:

	Six Months Ended June 30
Assumptions	2007		2006
Weighted average risk-free interest rate	3.97%		4.28%
Expected dividend	$-0	-	$-0	-
Expected option life (years)	4.5		6
Weighted average expected volatility	34%		48%
Weighted average expected forfeiture rate	15%		15%

For options granted in 2007, the Company decreased the expected option life to 4.5 years from 6 years to reflect recent option exercise experience.

Note 4—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three month and six month periods ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$3,854	$2,551	$14,874	$11,613
Unrealized gain (loss) on securities, net of tax	248	(359)	534	(652)
Foreign currency translation adjustment	6,070	3,986	7,007	2,399

Total Comprehensive Income	$10,172	$6,178	$22,415	$13,360

Note 5—Income Taxes

Tesco Corporation is an Alberta, Canada corporation. The Company and its subsidiaries conduct business and are taxable on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO or its subsidiaries are considered resident for income tax purposes.

The Company’s income tax provision for the three month and six month periods ended June 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current	$1,973	$5,307	$8,603	$9,492
Deferred	710	(593)	1,319	454

Income tax provision	$2,683	$4,714	$9,922	$9,946

The Company’s effective tax rate for three months ended June 30, 2007 was 41% compared to 65% for the same period in 2006. The decrease in the effective tax rate during the three months ended June 30, 2007 as compared to the same period in 2006 reflects approximately $1.6 million of tax expense in 2006 related to Canadian tax law changes which reduced the Company’s deferred tax assets partially offset by higher tax expense in the 2007 period due to earnings in foreign jurisdictions that are subject to double taxation.

As discussed in Note 1 above, TESCO adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions. TESCO and its subsidiaries are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2002. Two of the Company’s U.S. subsidiaries have been audited through tax year 2004. One audit was concluded in the first quarter of 2007. The conclusion of this audit had no material impact to the Company’s financial position, results of operations or cash flows. During the second quarter of 2007, an audit of another of the Company’s U.S. subsidiaries commenced for the 2005 tax year. At this time, the Company believes the result of this audit will not have a material impact to the Company’s financial position, results of operations or cash flows.

As previously disclosed, TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions have been issued in respect of 1996 through 2000. All of these reassessments have been appealed to the Mexican court system. The Company continues to believe that the basis for these reassessments is incorrect, and that the ultimate resolution of matters that remain outstanding will likely not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Although certain court decisions have rejected TESCO’s substantive arguments, those decisions failed, in our opinion, to provide a detailed and reasoned basis for doing so. In any case, court decisions regarding a given tax year have no precedential value for the resolution of disputes regarding other tax years in the Mexican legal system, regardless of the underlying facts. TESCO has obtained final court rulings deciding all five years in dispute, although it remains open to tax authorities to issue new reassessments for those years under certain circumstances, as described below.

In October 2005, the Mexican Supreme Court denied the Company’s appeal of the 1996 Mexican tax reassessment. As a result of this and previous court decisions, a revised reassessment was to be calculated by Mexican authorities, subject to the Company’s appeal. There is some uncertainty regarding how the amount of this 1996 reassessment should be calculated as a result of the final court decision. In July 2007, subsequent to the end of the second quarter of 2007, the Company received a new reassessment for 1996. The Company is reviewing the reassessment to determine its validity. In 2005, the Company estimated that the total exposure for 1996 was $2.1 million and recorded a charge of $1.4 million to other expense relating to the interest and penalties and $0.7 million to income tax expense during 2005. No adjustment to the Company’s estimated exposure has been made, pending the determination of the validity of the new reassessment. The Company had previously paid approximately $3.4 million for 1996, which is included as a long term receivable in Intangible and Other Assets.

Although the reassessments in respect of 1997, 1998 and 1999 were decided in the Company’s favor, its Mexican tax advisors have indicated that the tax authorities have the right to recommence audit proceedings and issue new reassessments at any time until those tax years become statute barred. The Company understands that these years have all become statute barred. The Company has received no indication from the Mexican tax authorities of their intentions with respect to these years, and management is unable to predict on what grounds the tax authorities may issue further reassessments or estimate the amount of any additional taxes that may be claimed.

The reassessment for 2000 was appealed to the Mexican Tax Court. During the second quarter of 2007, the Mexican Tax Court ruled in the Company’s favor. The Tax Court decision was subject to appeal by Mexican tax authorities. However, the Mexican tax authorities have not appealed the Mexican Tax Court decision. Therefore, no further activity is expected in this matter. The Company previously estimated that the current maximum exposure to the Company, including taxes, interest and penalties, in respect of the 2000 reassessment is approximately $1.0 million. This amount was not previously recorded as a charge against income. The conclusion of the 2000 tax reassessment had no impact to the Company’s financial position, results of operations or cash flows.

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

Varco I/P, Inc. (“Varco”) filed suit against the Company in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that the Company’s CDS™ infringes certain of Varco’s U.S. patents. The Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which the Company is the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination and issued a preliminary ruling in the Company’s favor. The reexamination remains in process. The district court has granted the Company’s motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

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

The estimates above are management’s estimate based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss the Company may suffer as a result of these proceedings. The amount of loss the Company may suffer as a result of these proceedings is not reasonably estimable until settlement is reached or judgment obtained. Management does not believe that any such proceedings currently underway against the Company, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At June 30, 2007 the total exposure to the Company under outstanding letters of credit was $8.5 million.

Note 7—Subsequent Event

On July 31, 2007, the Company acquired the business and assets of a conventional casing running and tubular services company based in Parachute, Colorado providing services in the Rockies, including Piceance basin, for a purchase price of $12.0 million. Additionally on August 2, 2007, the Company acquired a conventional casing running and tubular running services business in Grande Prairie, Alberta providing services in the northwest Alberta and northeast British Columbia regions, for a purchase price of approximately $5.7 million. Both of these acquisitions will provide expansion opportunities for the Company’s proprietary Casing Drive System™ for casing running as well as further opportunities to expand its CASING DRILLING® offering. These acquisitions were funded by the Company’s Revolver. All of these assets will be included in the Casing Services business segment.

Note 8—Segment Information

Business Segments

The Company has organized its businesses into three segments, Top Drive, Casing Services and Research and Engineering. The Top Drive segment comprises top drive sales, rentals and after-market sales and service. The Casing Services segment includes CASING DRILLING® and Tubular Services, as well as downhole tool rental and casing accessories sales. These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office; the costs of these functions, together with other (income) expense and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Casing Services or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Casing Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented. Significant financial information relating to these segments is as follows (in thousands):

	For the Three Months Ended June 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$69,198	$40,605	$—	$—	$109,803
Depreciation and Amortization	1,886	4,806	—	(1)	6,691
Operating Income (Loss)	14,852	3,351	(2,347)	(8,264)	7,592

Other expense					1,055

Income before income taxes					$6,537

	For the Three Months Ended June 30, 2006
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$47,319	$39,453	$—	$—	$86,772
Depreciation and Amortization	1,723	3,540	—	263	5,526
Operating Income (Loss)	13,481	5,616	(1,188)	(5,168)	12,741

Other expense					5,476

Income before income taxes					$7,265

	For the Six Months Ended June 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$141,914	$82,193	$—	$—	$224,107
Depreciation and Amortization	3,778	8,713	—	363	12,854
Operating Income (Loss)	37,620	10,905	(4,995)	(16,955)	26,575

Other expense					1,779

Income before income taxes					$24,796

	For the Six Months Ended June 30, 2006
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$93,961	$76,420	$—	$—	$170,381
Depreciation and Amortization	3,684	6,560	—	480	10,724
Operating Income (Loss)	25,074	14,457	(2,580)	(9,902)	27,049

Other expense					5,736

Income before income taxes					$21,313

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	For the Three Months Ended June 30,
	2007	2006
Canada	$14,279	$12,314
United States	70,278	57,660
Latin America	7,573	5,952
Asia Pacific	10,441	4,952
Europe, Africa and Middle East	7,232	5,894

Total	$109,803	$86,772

	For the Six Months Ended June 30,
	2007	2006
Canada	$29,016	$26,310
United States	142,982	110,833
Latin America	16,024	10,622
Asia Pacific	24,182	11,259
Europe, Africa and Middle East	11,903	11,357

Total	$224,107	$170,381

Note 9—Reconciliation to Canadian Generally Accepted Accounting Principles

The consolidated financial statements of the Company are prepared using accounting principles that are generally accepted in the U.S. These principles differ in some material respects from those that are generally accepted in Canada. For the three and six months ended June 30, 2007 and 2006, the principal differences that result in material measurement changes (required disclosures under Canadian GAAP have not been considered) in the condensed consolidated financial statements of the Company are:

(a)	Accounting for product development costs

Certain costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized as technology and amortized under Canadian GAAP.

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

(c)	Issuance of options and warrants in TESCO stock

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

	Three Months Ended June 30,
	2007	2006
Net Income—U.S. GAAP	$3,854	$2,551
Adjusted for:
Product development costs	(191)	(199)
Change in fair market value of Turnkey share purchase warrants	414	(596)

	223	(795)
Tax effect	89	304

	134	(491)

Net Income—Canadian GAAP	$3,988	$2,060

Net earnings—per common share (basic)
U.S. GAAP	$0.11	$0.07

Canadian GAAP	$0.11	$0.06

Net earnings—per common share (diluted)
U.S. GAAP	$0.10	$0.07

Canadian GAAP	$0.11	$0.06

	Three Months Ended June 30,
	2007	2006
Retained earnings, beginning of period
U.S. GAAP	$68,564	$36,899
Adjusted for cumulative effect of prior years’ U.S./Canadian GAAP differences	16,528	17,267

	85,092	54,166
Net earnings for the period, Canadian GAAP	3,988	2,060

Retained earnings, end of period, Canadian GAAP	$89,080	$56,226

	Six Months Ended June 30,
	2007	2006
Net Income—U.S. GAAP	$14,874	$11,613
Adjusted for:
Product development costs	(380)	(393)
Change in fair market value of Turnkey share purchase warrants	980	(1082)

	600	(1,475)
Tax effect	240	565

	360	(910)

Net Income—Canadian GAAP	$15,234	$10,703

Net earnings—per common share (basic)
U.S. GAAP	$0.41	$0.33

Canadian GAAP	$0.42	$0.30

Net earnings—per common share (diluted)
U.S. GAAP	$0.40	$0.32

Canadian GAAP	$0.41	$0.29

	Six Months Ended June 30,
	2007	2006
Retained earnings, beginning of period
U.S. GAAP	$57,544	$27,836
Adjusted for cumulative effect of prior years’ U.S./Canadian GAAP differences	16,302	17,687

	73,846	45,523
Net earnings for the period, Canadian GAAP	15,234	10,703

Retained earnings, end of period, Canadian GAAP	$89,080	$56,226

	June 30, 2007	December 31, 2006
Intangible and Other Assets
U.S. GAAP	$9,059	$9,375
Adjusted for:
Product Development Costs	4,271	4,651

Canadian GAAP	$13,330	$14,026

Net Deferred Income Tax Asset
U.S. GAAP	$14,705	$14,768
Adjusted for:
Net tax impact of GAAP adjustments	(1,435)	(1,889)

Canadian GAAP	$13,270	$12,879

Common Shares
U.S. GAAP	$153,324	$139,266
Adjusted for:
Reduction of capital	(10,941)	(10,941)

Canadian GAAP	$142,293	$128,325

Contributed Surplus
U.S. GAAP	$13,737	$13,348
Adjusted for:
Issuance of options and warrants	(2,550)	(2,550)
Compensation expense for repriced options	(212)	(212)

Canadian GAAP	$10,975	$10,586

Accumulated Comprehensive Income/Cumulative Translation Account
U.S. GAAP	$36,813	$29,271
Adjusted for:
(Increase) decrease in fair value of warrants	(205)	361
Tax effect thereon	82	(198)

Canadian GAAP	$36,690	$29,434

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We organize our activities into three business segments, Top Drive, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business segment is comprised of top drive sales, top drive rentals and after-market sales and service. The Casing Services business segment includes CASING DRILLING® and Tubular Services. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States (US) dollars. All references to US$ or to $ are to US dollars and references to C$ are to Canadian dollars.

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We manufacture top drives which are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide rental top drives on a day-rate basis for land and offshore drilling rigs, offering a range of systems which can be installed in practically any mast configuration, including workover rigs.

Our Casing Services business segment includes CASING DRILLING® and a substantial tubular services business which was previously referred to as the Casing Running business. Our CASING DRILLING® business is based on our CASING DRILLING® technology which is a proprietary technology, using patented equipment and processes, and allows an oil or gas well to be drilled using standard oilwell casing. This is contrasted against conventional or straight practice rotary drilling, which requires the use of specialized drill pipe and drillstring components. The use of oilwell casing to drill the well has been demonstrated to reduce the risk of certain unscheduled downhole events that generally result in non–productive time and additional cost and risk to the drilling contractor and/or well operator. Our Tubular Services business is comprised of both proprietary and conventional services which are typically offered as a “call out” service on a well by well basis. Our proprietary tubular service is based on our technology-based Proprietary Casing Running Service (“PCRS”), which uses certain components of our CASING DRILLING® technology, in particular the Casing Drive System™ (CDS™), which provides a more automated method for running casing and, if required, reaming the casing into the hole. Our conventional tubular service provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction in work-over and re-entry operations. Additionally, our conventional tubular service includes the installation service of deep water smart well completion equipment using its MCLRS™ (Multiple Control Line Running System™) proprietary and patented technology which improves the quality of the installation of high-end well completions.

During the three months ended June 30, 2007, we delivered 27 new top drive units to customers, compared to 16 new units delivered to customers during the same period in 2006. This brings the total number of new top drive units delivered to customers to 59 for the six months ended June 30, 2007 compared to 31 new units delivered to customers during the same period in 2006. At June 30, 2007 our backlog was 41 new top drive units compared to a backlog of 68 new units at December 31, 2006. We consider an order as a backlog unit when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006

For the three months ended June 30, 2007, although our revenues increased, our operational results declined compared to the same period in 2006, primarily due to increased costs to deliver products and services. Revenues, operating income and net income for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,
	2007		2006
		% of Revenues		% of Revenues	% Change
REVENUES
Top Drive
-sales and after-market support	$43,979		$23,008		91.1
-rental operations	25,219		24,311		3.7

Total Top Drive	69,198	63.0	47,319	54.5	46.2
Casing Services	40,605	37.0	39,453	45.5	2.9

Total Revenues	$109,803	100.0	$86,772	100.0	26.5

OPERATING INCOME
Top Drive	$14,852	21.5	$13,481	28.5	10.2
Casing Services	3,351	8.3	5,616	14.2	(40.3)
Research and Engineering	(2,347)	n/a	(1,188)	n/a	(97.6)
Corporate and Other	(8,264)	n/a	(5,168)	n/a	(59.9)

Total Operating Income	$7,592	6.9	$12,741	14.7	(40.4)

NET INCOME	$3,854	3.5	$2,551	2.9	51.1

Total revenues for the three months ended June 30, 2007 were $109.8 million, compared to $86.8 million for the same period in 2006, an increase of $23.0 million, or 27%. This increase, which is discussed in further detail below for both business segments, is primarily due to an increase in new Top Drive unit sales as well as increased after-market sales and support resulting from a higher installed base of top drive units sold.

Operating Income for the three months ended June 30, 2007 was $7.6 million, compared to $12.7 million in 2006, a decrease of $5.1 million, or 40%. This decrease is primarily attributable to lower margins in both Top Drive and Casing Services, increased costs in Research and Engineering and increased selling, general and administrative expenses, all of which are discussed in further detail below.

Net Income for the three months ended June 30, 2007 was $3.9 million, compared to $2.6 million in 2006, an increase of $1.3 million, or approximately 51%. Net income for the three months ended June 30, 2006 included a $2.6 million accrual for a claim for withholding tax related to payments made between 2000 and 2004 which was reported in Other Expense, a $1.2 million interest expense accrual related to the withholding tax claim and approximately $1.6 million of deferred income tax expense related to a change in Canadian tax law.

Top Drive Segment

Revenues—Revenues for the three months ended June 30, 2007 increased $21.9 million compared to 2006, primarily driven by a $21.0 million increase in Top Drive sales and after-market support and a $0.9 million increase in Top Drive rental operations.

Revenues from Top Drive sales and after-market support increased $21.0 million to $44.0 million for the same period in 2006, primarily due to the sale of 31 units at a higher average unit sales price during the three months ended June 30, 2007 as compared to 18 units during the similar period in 2006 and a 70% increase in after-market sales and service revenues due to a higher installed base of top drive units sold. During the three months ended June 30, 2007, we sold 31 top drive units, of which 27 were new units and four were used units. During the same period in 2006, we sold 18 top drive units, of which 16 were new units and two were used units. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold during the three months ended June 30, 2007 and 2006 were $3.5 million and $1.8 million, respectively.

Revenues from Top Drive rental activities increased by $0.9 million to $25.2 million during the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to higher average rental rates, partially offset by a 10% decrease in the number of operating days due to the sale of nine used units during 2007. At June 30, 2007, we had committed to sell four used units. When we commit to sell a used unit, we remove it from our operating fleet for preparation for sale unless we agree to continue to rent the unit until the sale date, and therefore we have fewer remaining units from which we generate rental income.

Operating Income—Top Drive Operating Income for the three months ended June 30, 2007 increased $1.4 million to $14.9 million compared to the same period in 2006. This increase is primarily due to the increase in Top Drive units sold, an increase in average rental rates and an increase in the average sales margin per used unit sold partially offset by increased manufacturing costs in the current period due to the strengthening of the Canadian dollar, a decrease in rental operating days, a higher number of rental units that required our standard periodic refurbishment/recertification during the current period and start-up costs related to new international contracts.

Outlook—During the second quarter of 2007, the installation of a new manufacturing planning system disrupted our manufacturing schedule which reduced our output from that experienced in the first quarter of 2007. We believe we have resolved these problems associated with the installation of the new system and the production of Top Drive units was back on schedule by the end of June 2007. We continue to concentrate on lowering manufacturing costs while maintaining the capacity to deliver approximately 30 Top Drive units into the market each quarter, assuming sustained market demand and orders. Due to market conditions at the beginning of the year we sold nine rental units during the six months ended June 30, 2007; however, demand for rental units has increased such that sales of additional rental fleet units will be limited and we currently intend to increase the size of our rental fleet over the second half of the year.

Casing Services Segment

Revenues—Revenues for the three months ended June 30, 2007 increased $1.2 million to $40.6 million as compared to $39.5 million in the same period in 2006, primarily due to increased activity in both conventional and proprietary casing running services in North America, and partially offset by lower CASING DRILLING® revenue related to the leased rigs that were returned in late 2006. Casing Services revenues for the three months ended June 30, 2006 included $2.7 million in revenues related to the leased rigs. Revenues for the three months ended June 30, 2007 associated with our proprietary tubular services business increased 80% as compared to the same period in 2006, primarily due to the increase in demand for our proprietary Casing Drive System TM services and equipment. Revenues for the three months ended June 30, 2007 associated with our conventional casing and tubing business were relatively flat as compared to the same period in 2006. CASING DRILLING® revenues for the three months ended June 30, 2007 decreased 32% as compared to non-rig CASING DRILLING® revenues for the same period in 2006 due to a decrease in the number of projects.

Operating Income—Casing Services’ operating income for the three months ended June 30, 2007 decreased $2.2 million to $3.4 million compared to same period in 2006 primarily driven by increased labor costs in Tubular Services resulting from competitive pressures in the industry and increased costs associated with the build-up of resources to deliver our CASING DRILLING® throughout the world and lower activity levels in CASING DRILLING®.

Outlook—We continue to see increasing support for our Tubular Services business and, based on our recent successes in CASING DRILLING® projects, we have begun an aggressive expansion plan of this business line which we anticipate will continue over the next several years. We continue to form alliances with major drilling contractors to accelerate the adaptation of our proprietary service offerings. In CASING DRILLING®, we continue to grow our team capacity for projects as our project leads continue to increase. We have recently secured offshore work in three different regions of the world that will begin later in the year. Furthermore, while we have taken certain measures to address the cost structure in our Tubular Services business, it is important to note that high industry activity levels in the U.S. have increased the competition for field personnel which has negatively impacted our cost structure.

Research and Engineering Segment

Research and Engineering, or R&E, operating loss is comprised of our R&E activities and was $2.3 million for the three months ended June 30, 2007, an increase of $1.1 million, or approximately 98%, from the same period in 2006 primarily due to increased R&E activities related to field trials for new Casing Services technologies and the design and development of a new generation of Top Drive units which were introduced to the market during the second quarter of 2007. We estimate our 2007 R&E spending will approximately double our spending levels in 2006 to further expand our commercialization and enhancement of existing proprietary technologies in Casing Services.

Corporate and Other Expenses

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended June 30, 2007 increased $3.1 million to $8.3 million compared to the same period in 2006, primarily due to an increase in personnel costs, legal expenses and bad debt expense. The 2006 period including a benefit of $1.2 million related to the collection of a receivable previously written off when the customer filed for bankruptcy in 2003.

Net Income

Net income for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,
	2007		2006
		% of revenue		% of revenue
Operating Income	$7,592	6.9	$12,741	14.7
Interest Expense	959	0.9	1,518	1.7
Interest Income	(129)	(0.1)	(423)	(0.5)
Foreign Exchange Losses (Income)	271	0.2	1,356	1.6
Other Expense (Income)	(46)	—	3,025	3.5
Income Taxes	2,683	2.4	4,714	5.4

Net Income	$3,854	3.5	$2,551	2.9

Interest Expense—Interest expense for the three months ended June 30, 2007 decreased $0.5 million to $1.0 million as compared to the same period in 2006 primarily due to the 2006 period including a $1.2 million accrual related to a claim for withholding tax on payments made from 2000 to 2004 (see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 above). Excluding this accrual in the 2006 period, interest expense for the three months ended June 30, 2007 increased $0.6 million, primarily related to higher average debt levels during the period compared to the same period in 2006.

Interest Income—Interest income for the three months ended June 30, 2007 decreased $0.3 million to $0.1 million as compared to the same period in 2006 primarily related to lower average cash balances on hand during the three months ended June 30, 2007.

Foreign Exchange Losses—Foreign exchange losses decreased $1.1 million to $0.3 million for the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to fluctuations of exchange rates in relation to the U.S. dollar for our operations in foreign jurisdictions.

Other Expense (Income)—Other expense (income) for the three months ended June 30, 2007 decreased $3.0 million to none as compared to the same period in 2006 primarily due to the 2006 period including an accrual of $2.6 million related to a withholding tax claim. For a further description of this accrual please see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 above.

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax expense is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such profits. For a description of our Mexican tax matters, please see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 above.

Our effective tax rate for three months ended June 30, 2007 was 41% compared to 65% for the same period in 2006. The decrease in the effective tax rate during the three months ended June 30, 2007 as compared to the same period in 2006 reflects approximately $1.6 million of tax expense in 2006 related to Canadian tax laws changes which reduced our deferred tax assets partially offset by higher tax expense in the 2007 period due to earnings in foreign jurisdictions that are subject to double taxation.

Outlook—We anticipate that our effective tax rate for 2007 will be in the range of 35% to 40%. As discussed in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 above, our tax returns are subject to examination in each of the jurisdictions in which we operate and the audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the Six Months Ended June 30, 2007 and 2006

For the six months ended June 30, 2007 revenues increased; however, our operating income was consistent with that in the same period in 2006, primarily due to increasing costs to provide products and services in our Top Drive and Casing Services business lines together with increased Research and Engineering and Corporate expenses. Revenues, operating income and net income for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended June 30,
	2007		2006
		% of Revenues		% of Revenues	% Change
REVENUES
Top Drive
-sales and after-market support	$89,718		$45,510		97.1
-rental operations	52,196		48,451		7.7

Total Top Drive	141,914	63.3	93,961	55.1	51.0
Casing Services	82,193	36.7	76,420	44.9	7.6

Total Revenues	$224,107	100.0	$170,381	100.0	31.5

OPERATING INCOME
Top Drive	$37,620	26.5	$25,074	26.7	50.0
Casing Services	10,905	13.3	14,457	18.9	(24.6)
Research and Engineering	(4,995)	n/a	(2,580)	n/a	(93.6)
Corporate and Other	(16,955)	n/a	(9,902)	n/a	(71.2)

Total Operating Income	$26,575	11.9	$27,049	15.9	(1.8)

NET INCOME	$14,874	6.6	$11,613	6.8	28.1

Total revenues for the six months ended June 30, 2007 were $224.1 million, compared to $170.4 million in 2006, an increase of $53.7 million, or 32%. This increase, which is discussed in further detail below for both business segments, is primarily due to increased activities in the Top Drive segment, particularly top drive sales and after-market support due to the substantial increase in the top drive unit sales and an increased installed base of top drive units sold.

Operating Income for the six months ended June 30, 2007 was $26.6 million, compared to $27.0 million in 2006, a decrease of $0.4 million. This decrease is primarily attributable to lower margins in both Top Drive and Casing Services, increased costs in our Research and Engineering segment and increased selling, general and administrative expenses which are discussed in further detail below.

Net Income for the six months ended June 30, 2007 was $14.9 million, compared to $11.6 million in 2006, an increase of $3.3 million.

Top Drive Segment

Revenues—Revenues for the six months ended June 30, 2007 increased $47.9 million compared to 2006, primarily driven by a $44.2 million increase in Top Drive sales and after-market support and a $3.7 million increase in Top Drive rental operations.

Revenues from Top Drive sales and after-market support increased $44.2 million to $89.7 million as compared to 2006, primarily the result of the sale of 68 units during the six months ended June 30, 2007 as compared to 38 units during the same period in 2006 and a 62% increase in after-market sales and service revenues resulting from an increased installed base of top drive units sold. During the six months ended June 30, 2007, we sold 68 top drive units, of which 59 were new units and nine were used units. During the same period in 2006, we sold 38 top drive units, of which 31 were new units and seven were used units. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold during the six months ended June 30, 2007 and 2006 were $8.1 million and $6.0 million, respectively.

Revenues from Top Drive rental activities increased to $52.2 million during the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to higher average rental rates partially offset by an 8% decrease in operating days.

Operating Income—Top Drive Operating Income for the six months ended June 30, 2007 increased $12.5 million to $37.6 million compared to the same period in 2006. This increase is primarily due to the increase in Top Drive units sold and an increase in average rental rates partially offset by increased manufacturing costs in the current year due to the strengthening of the Canadian dollar.

Casing Services Segment

Revenues—Revenues for the six months ended June 30, 2007 increased $5.8 million to $82.2 million as compared to the same period in 2006, primarily due to increased activity in both conventional and proprietary casing running services in North America and partially offset by lower CASING DRILLING® revenue related to the leased rigs which were returned in late 2006. Casing Services revenues for the six months ended June 30, 2006 included $6.8 million in revenues related to the leased rigs. Revenues for the six months ended June 30, 2007 associated with our proprietary tubular services business increased 77% as compared to the same period in 2006 due to the increase in demand for our proprietary Casing Drive System TM services and equipment. Revenues for the six months ended June 30, 2007 associated with our conventional casing and tubing business increased 6% as compared to the same period in 2006 primarily related to increased revenues from our Multiple-Control Line Running System TM activities. CASING DRILLING® revenues for the six months ended June 30, 2007 decreased 25% as compared to non-rig CASING DRILLING® revenues for the same period in 2006 due to a decrease in the number of projects.

Operating Income—Casing Services’ operating income for the six months ended June 30, 2007 decreased $3.6 million to $10.9 million compared to same period in 2006 primarily driven by increased labor costs in Tubular Services resulting from competitive pressures in the industry and increased costs associated with the build-up of resources to deliver our CASING DRILLING® throughout the world and lower activity levels in CASING DRILLING®.

Research and Engineering Segment

Research and Engineering’s, or “R&E” operating loss is comprised of our R&E activities and was $5.0 million for the six months ended June 30, 2007, an increase of $2.4 million, or approximately 94%, from the same period in 2006 primarily due to increased R&E activities related to field trials of our Casing Services and CASING DRILLING® technologies and the development of a new generation of Top Drive units which were introduced to the market during the second quarter of 2007.

Corporate and Other Expenses

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the six months ended June 30, 2007 increased $7.1 million to $17.0 million compared to the same period in 2006 primarily due to increased personnel costs, a substantial amount of professional fees incurred in the first quarter of 2007 as a result of the various issues and events related to the delayed filing of our initial Annual Report on Form 10-K, the increased costs associated with our initial year of testing our internal controls pursuant to Section 404 of the Sarbanes Oxley Act, costs associated with the restatements of our quarterly results for quarters two and three of 2006 and the costs associated with the Company’s self-initiated review of the Company’s stock option practices and related accounting. Additionally, Corporate and Other for the six months ended June 30, 2006 included a benefit of $1.2 million related to the collection of a receivable previously written off when the customer filed for bankruptcy in 2003.

Net Income

Net income for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Six Months Ended June 30,
	2007		2006
		% of revenue		% of revenue
Operating Income	$26,575	11.9	$27,049	15.9
Interest Expense	1,647	0.7	2,354	1.4
Interest Income	(349)	(0.2)	(862)	(0.5)
Foreign Exchange Losses	521	0.2	1,170	0.7
Other Expense (Income)	(40)	—	3,074	1.8
Income Taxes	9,922	4.4	9,946	5.8

Net Income Before Cumulative Effect of Accounting Change	$14,874	6.6	$11,367	6.7

Interest Expense—Interest expense for the six months ended June 30, 2007 decreased $0.7 million to $1.6 million as compared to the same period in 2006 primarily due to the 2006 period including a $1.2 million accrual related to a claim for withholding tax on payments made in 2000 to 2004. (See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 above.) Excluding this accrual during the 2006 period, interest expense for the six months ended June 30, 2007 increased $0.5 million primarily related to higher average debt levels during the period compared to the same period in 2006.

Interest Income—Interest income for the six months ended June 30, 2007 decreased $0.5 million to $0.3 million as compared to the same period in 2006 primarily related to lower average cash balances on hand during the 2007 period.

Foreign Exchange Losses—Foreign exchange losses decreased $0.7 million to $0.5 million for the six month period ended June 30, 2007 as compared to the same period in 2006 primarily due to fluctuations of exchange rates in relation to the U.S. dollar for our operations in foreign jurisdictions.

Other Expense (Income)—Other expense (income) for the six months ended June 30, 2007 decreased $3.1 million to none as compared to the same period in 2006 primarily due to the 2006 period including an accrual of $2.6 million related to a withholding tax claim (See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 above).

Income Taxes—Our effective tax rate for the six months ended June 30, 2007 was 40% compared to 47% for the same period in 2006. The decrease in the effective tax rate during the six months ended June 30, 2007 as compared to the same period in 2006 reflects approximately $1.6 million of tax expense in 2006 related to Canadian tax laws changes which incrementally reduced the statutory tax rates for both Canadian federal and Alberta taxes partially offset by higher tax expense in the 2007 period due to earnings in foreign jurisdictions that are subject to double taxation.

Recent Quarterly Trends

Revenue for the three months ended June 30, 2007 was $109.8 million, compared to $114.3 million for the three months ended March 31, 2007, a decrease of $4.5 million, or 4%. This decrease is primarily due to a decrease of $3.5 million in the Top Drive segment and $1.0 million in the Casing Services Segment. The decrease in the Top Drive segment is primarily the result of the sale of 31 units during the three months ended June 30, 2007 as compared to 37 units during the three months ended March 31, 2007. This was primarily caused by the disruption of installing a new planning system in our manufacturing plant and lower rental revenues that primarily resulted from a 4% decrease in operating days during the quarter but which was partially offset by higher average sales prices and average rental rates. The decrease in the Casing Services segment revenues was primarily due to a 4% decrease in conventional Tubular Services revenues due to increased competition and a 34% decrease in sales of our Casing Drive System™ partially offset by a 27% increase in our proprietary Tubular Services revenues.

Operating Income for the three months ended June 30, 2007 was $7.6 million, compared to $19.0 million for the three months ended March 31, 2007, a decrease of $11.4 million, or 60% primarily attributable to the Top Drive and Casing Services business segments. The decrease in Top Drive operating income of $7.9 million, or 53%, is primarily due to lower sales discussed above, increased manufacturing costs due to the strengthening of the Canadian dollar, an increase in the number of rental units that required refurbishment/recertification, increased costs in our after-market service business and start-up costs in Mexico related to new contracts. The decrease in the Casing Services operating income of $4.4 million, or 58%, is primarily due to increased Tubular Services labor costs resulting from competitive pressures in the industry and costs associated with the build-up of resources to deliver CASING DRILLING® throughout the world.

Net Income for the three months ended June 30, 2007 was $3.9 million, compared to $11.0 million for the three months ended March 31, 2007, a decrease of $7.1 million, or 65% primarily due to the decrease in operating income discussed above and a 78% increase in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents and debt position at June 30, 2007 and December 31, 2006 was as follows (in thousands):

	June 30, 2007	December 31, 2006
Cash	$7,509	$14,923
Current portion of long term debt	(9,991)	(9,991)
Long term debt	(29,013)	(34,509)

Net Debt	$(31,495)	$(29,577)

The increase in Net Debt during the six months ended June 30, 2007 was primarily due to income tax payments and annual premiums paid related to the Company’s insurance programs, both of which occurred during the second quarter.

On June 5, 2007, TESCO entered into a $125 million amended and restated credit agreement (the “Amended Credit Agreement”) that amended and restated that certain credit agreement between the Company and the existing lenders dated as of November 2, 2005 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for up to $100 million in revolving loans and swingline loans (collectively, the “Revolver”).

Amounts outstanding under the Term Loan issued under the Prior Credit Agreement will continue to be due in quarterly installments with the next installment due on October 31, 2007. The Term Loan maturity date of October 31, 2009 remains unchanged.

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of June 30, 2007, we had $8.5 million in letters of credit outstanding and $77.5 million available under the Revolver.

The Amended Credit Agreement contains covenants that the Company considers usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, the Company is prohibited from incurring any additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all of the Company’s assets. All of the Company’s direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, the Company’s capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010.

At any time during the term of the Amended Credit Agreement, the Company may, so long as no event of default has occurred and is continuing, elect to increase the maximum amount available under the Revolver from $100 million up to an amount not to exceed $150 million through increases of commitments by existing lenders or the addition of new lenders as determined by JP Morgan Chase Bank, N.A., in consultation with the Company.

Our investment in working capital, excluding cash and short term debt, has increased $29.2 million to $136.2 million at June 30, 2007 from $107.0 million at December 31, 2006. The increase during the six months ended June 30, 2007 was primarily attributable to the decrease in our cash balances, an increase in inventory balances due to higher inventory levels and the strengthening of the Canadian dollar which increased the US dollar value of our inventories, and an increase in prepaid current assets due to the payment of our annual insurance premiums in the second quarter of 2007. At June 30, 2007, we had a Top Drive manufacturing backlog of 41 compared to a backlog of 68 at December 31, 2006.

Following is the calculation of working capital, excluding cash and debt, at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Current Assets	$209,322	$198,924
Current Liabilities	(75,641)	(87,015)

Working Capital	133,681	111,909
Less:
Cash and Cash Equivalents	(7,509)	(14,923)
Current Portion of Long Term Debt	9,991	9,991

Working Capital, Excluding Cash and Short Term Debt	$136,163	$106,977

During the second quarter of 2007, we installed a new manufacturing planning system and are implementing new processes with the goal of reducing our manufacturing lead times and inventory levels to maintain a backlog of 40 to 50 top drive units is more in order compared to a backlog of up to 91 units that the Company experienced in 2006. Therefore, we anticipate that our working capital requirements, excluding cash and debt, during 2007 will not increase at the rate we experienced in 2006.

During the six months ended June 30, 2007, our capital expenditures were $23.2 million, primarily related to Casing Services. We project our capital expenditures for 2007 to be approximately $50 million which will primarily consist of equipment for our Casing Services segment and Top Drive rental fleet additions.

We believe cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund our working capital needs and capital expenditures.

SUBSEQUENT EVENTS

On July 31, 2007, we acquired the business and assets of Lightning Casing, Inc., a conventional casing and tubular running services company based in Parachute, Colorado providing services in the Rockies, including Piceance basin, for a purchase price of $12.0 million. Additionally on August 2, 2007, we acquired Hill’s Casing Service Ltd., a conventional casing running and tubular running services business in Grande Prairie, Alberta providing services in the northwest Alberta and northeast British Columbia regions, for a purchase price of approximately $5.7 million. Both of these acquisitions will provide expansion opportunities for our proprietary Casing Drive System™ for casing running as well as further opportunities to expand our CASING DRILLING® offering. These acquisitions were funded by our Revolver and are anticipated to be accretive to earnings in 2007. All of these assets will be included in the Casing Services business segment.

SIGNIFICANT ACCOUNTING POLICIES

The preparation and presentation of our financial statements requires us to make estimates that significantly affect the results of operations and financial position reflected in the financial statements. In making these estimates, we apply accounting policies and principles that we believe will provide the most meaningful and reliable financial reporting. We consider the most significant of these accounting policies as follows:

Foreign Currency Translation—The US dollar is the functional currency for most of our worldwide operations. For foreign operations where the local currency is the functional currency, specifically our Canadian operations, assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income in shareholders’ equity. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period.

Revenue Recognition—We recognize revenues when the earnings process is complete and collectibility is reasonably assured when title, risk of loss and physical possession of the equipment is transferred to the customer, with no right of return. For sales transactions where title and risk of loss have transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the product being in the physical possession of the customer, the recognition of the revenues and related inventory costs from their transactions are required to be deferred until the customer takes physical possession of the equipment. For service and rental activities, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

We provide product warranties on equipment sold pursuant to manufacturing contracts and provides for the anticipated cost of its warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. We periodically review our warranty provision to assess its adequacy in the light of actual warranty costs incurred. Because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on our financial statements.

Deferred Revenues—We generally require customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Accounting for Stock-Based Compensation—We recognize compensation expense on stock-based awards to employee, directors and others. For those awards that we intend to settle in stock, compensation expense is based on the calculated fair value of each stock-based award at its grant date, the estimation of which may require us to make assumptions about the future volatility of our stock price, future interest rates and the timing of grantee’s decisions to exercise their options.

Allowance for Doubtful Accounts Receivable—We perform ongoing credit evaluations of customers and grants credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact management’s ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding.

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

Impairment of long-lived assets, goodwill and intangibles—Long-lived assets, which include property, plant and equipment, investments, goodwill and intangible and other assets, comprise a substantial portion of our assets. The carrying value of these assets is periodically reviewed for impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This requires us to forecast future cash flows to be derived from the utilization of these assets based upon assumptions about future business conditions or technological developments. Significant, unanticipated changes in circumstances could make these assumptions invalid and require changes to the carrying value of our long-lived assets.

Income Taxes—We use the liability method which takes into account the differences between financial statement treatment and tax treatment of certain transactions, assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with our deferred tax assets.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. TESCO adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in its accrual for uncertain tax positions. At the date of adoption, TESCO had an accrual for uncertain tax positions of $1.4 million which increased to $1.5 million at June 30, 2007. This amount is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheet as the Company anticipates that these uncertainties will be resolved in the next twelve months. The Company recognizes interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions are recognized in other expense. At January 1, 2007 and June 30, 2007, the Company had accrued $1.4 million for the potential payment of interest and penalties on uncertain tax positions.

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

RECONCILIATION OF U.S. TO CANADIAN GAAP

Significant differences between generally accepted accounting principles (“GAAP”) in the U.S. and Canada are described below. A reconciliation of our consolidated statements of income and consolidated balance sheet between U.S. and Canadian GAAP is provided in Note 9 to the condensed consolidated financial statements.

The principal differences that result in material measurement changes in our condensed consolidated financial statements between U.S. and Canadian GAAP are:

(a)	Product development costs—Certain costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized and amortized under Canadian GAAP.

(b)	Investment in marketable securities of affiliates—Under U.S. GAAP, marketable securities held as portfolio investments are carried on the balance sheet at market value at the balance sheet date. For securities identified as available-for-sale, U.S. GAAP requires that unrealized gains and losses are reflected in shareholders’ equity as a component of accumulated other comprehensive income. However, under Canadian GAAP unrealized gains and losses on marketable securities are included in income.

(c)	Reduction of capital—In November 1993, the Company reduced its share capital by $11.0 million to eliminate its accumulated deficit by reducing share capital. U.S. GAAP does not allow the reduction of capital to be shown in our consolidated financial statements. However, Canadian GAAP allows the reduction of capital to be shown in financial statements.

For the three month and six month periods ended June 30, 2007 and 2006, the primary differences between net income (loss) under U.S. GAAP and Canadian GAAP is related to the amortization of product development costs and the recognition of unrealized gains and losses on the Turnkey warrants. These differences in net income did not materially impact the discussion of results of operations discussed above. Following is net income and earnings per share for the three month and six month periods ended June 30, 2007 and 2006 in conformity with U.S. and Canadian GAAP (in thousands, except per share amounts):

	Three Months Ended June 30,
	2007	2006
Net Income
U.S. GAAP	$3,854	$2,551
Canadian GAAP	3,988	2,060
Net earnings—per common share (basic)
U.S. GAAP	$0.11	$0.07
Canadian GAAP	0.11	0.06
Net earnings—per common share (diluted)
U.S. GAAP	$0.10	$0.07
Canadian GAAP	0.11	0.06

	Six Months Ended June 30,
	2007	2006
Net Income
U.S. GAAP	$14,874	$11,613
Canadian GAAP	15,234	10,703
Net earnings—per common share (basic)
U.S. GAAP	$0.41	$0.33
Canadian GAAP	0.42	0.30
Net earnings—per common share (diluted)
U.S. GAAP	$0.40	$0.32
Canadian GAAP	0.41	0.29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From time to time, we use derivative financial instruments in the management of our foreign currency and interest rate exposures. We do not use derivative financial instruments for trading or speculative purposes and account for all such instruments using the fair value method. Currency exchange exposure on foreign currency denominated balances and anticipated cash flows may be managed by foreign exchange forward contracts when we deem it to be appropriate. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not a party to any derivative financial instruments at June 30, 2007 or 2006.

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

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. The fair value of our long term debt at June 30, 2007 is assumed to be approximately equal to the carrying value since the interest rate floats, based on prime or LIBOR. A 1% change interest rates would increase or decrease interest expense $0.4 million annually based on amounts outstanding at June 30, 2007.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks.

ITEM 4.	CONTROLS AND PROCEDURES.

Material Weaknesses Previously Disclosed

As discussed in our 2006 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2006, involving (1) the corporate financial reporting organization’s monitoring and oversight role of the Company’s U.S. Casing Services Business Unit, and (2) the overall financial reporting of our U.S. Casing Services Business Unit, including the complement of personnel, review and approval of manual journal entries, timely reconciliations of databases and bank account reconciliations and the existence, accuracy and completeness of fixed asset records. The remedial actions implemented in the first half of 2007 related to these material weaknesses are described below.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, our CEO and CFO concluded that as a result of the material weaknesses discussed above, our disclosure controls and procedures were not effective as of June 30, 2007. Because of these material weaknesses, we performed additional procedures to ensure that our financial statements as of and for the quarter ended June 30, 2007 were fairly presented in all material respects in accordance with generally accepted accounting principles in the United States.

Changes in Internal Control Over Financial Reporting

During 2007, we implemented the following changes in our internal control over financial reporting:

•	Timely completed all bank account reconciliations at our U.S. Casing Services Business Unit;

•	Modified access controls associated with certain accounting team members at our U.S. Casing Services Business Unit;

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

Other than the aforementioned, there was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Our annual report on Form 10-K for the year ended December 31, 2006 described various Risk Factors applicable to our business in Part I, Item 1A. One such Risk Factor is that “our business requires the retention and recruitment of a skilled workforce and key employees, and the loss of such employees could result in the failure to implement our business plans.” In that regard, it was specifically stated that “the loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Julio Quintana, or our Chief Technology Officer, Robert Tessari, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess.”

As previously disclosed in a Form 8-K current report filed on June 20, 2007, Mr. Tessari resigned from his position of Chief Technology Officer of Tesco Corporation, effective July 16, 2007; accordingly, the loss or incapacity of Mr. Tessari as an employee is no longer a Risk Factor applicable to our business. Mr. Tessari remains a member of our Board of Directors.

Other than as disclosed above, there have been no material changes to the Risk Factors described in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual General and Special Meeting was held on May 18, 2007. The following nominees were elected as members of the Board of Directors of the Company for the ensuing year or until their successors are elected or appointed:

Fred J. Dyment

Gary L. Kott

R. Vance Milligan

Julio M. Quintana

Norman W. Robertson

Peter K. Seldin

Robert M. Tessari

Michael W. Sutherlin

Clifton Thomas Weatherford

The table below shows the matters that were voted upon at the meeting, and states the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

	Number of Shares					Total
	For	Against	Withheld	Abstentions	Non-Votes
Elect Fred J. Dyment as a member of the Board of Directors	27,700,962	0	206,745	0	0	27,907,707
	99.26%	0.00%	0.74%

Elect Gary L. Kott as a member of the Board of Directors	27,881,290	0	26,417	0	0	27,907,707
	99.91%	0.00%	0.09%

Elect R. Vance Milligan as a member of the Board of Directors	27,202,100	0	705,607	0	0	27,907,707
	97.47%	0.00%	2.53%

Elect Julio M. Quintana as a member of the Board of Directors	27,892,640	0	15,067	0	0	27,907,707
	99.95%	0.00%	0.05%

Elect Norman W. Robertson as a member of the Board of Directors	27,882,785	0	24,922	0	0	27,907,707
	99.91%	0.00%	0.09%

Elect Peter K. Seldin as a member of the Board of Directors	27,874,270	0	33,437	0	0	27,907,707
	99.88%	0.00%	0.12%

Elect Michael W. Sutherlin as a member of the Board of Directors	27,880,140	0	27,567	0	0	27,907,707
	99.90%	0.00%	0.10%

Elect Robert M. Tessari as a member of the Board of Directors	27,884,171	0	23,536	0	0	27,907,707
	99.92%	0.00%	0.08%

	Number of Shares					Total
	For	Against	Withheld	Abstentions	Non-Votes
Elect Clifton Thomas Weatherford as a member of the Board of Directors	27,694,337	0	213,370	0	0	27,907,707
	99.24%	0.00%	0.76%

The approval of the amended and restated articles of the Corporation to permit shareholder meetings in certain cities outside of Canada, to remove unnecessary references to the by-laws of the Corporation and to comply with applicable corporate law in the Province of Alberta.	20,849,761	2,592	10,357	0	7,044,997	27,907,707
	99.94%	0.01%	0.05%

The approval of the amended and restated by-laws of the Corporation to modernize the by-laws, increase quorum requirements for shareholder meetings and eliminate certain provisions of the existing bylaws.	20,838,637	10,391	13,682	0	7,044,997	27,907,707
	99.88%	0.05%	0.07%

The approval of the amended and restated 2005 stock option plan of the Corporation to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees and directors of the Corporation.	16,748,101	4,099,208	15,402	0	7,044,996	27,907,707
	80.28%	19.65%	0.07%

The approval of the amended and restated employee stock savings plan of the Corporation to, among other things, allow for the Corporation’s issuance of shares to executive officers.	17,163,074	3,683,444	16,192	0	7,044,997	27,907,707
	82.27%	17.66%	0.08%

The appointment of PricewaterhouseCoopers LLP, Chartered Accountants, as auditors of the Corporation to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors of the Corporation.	27,829,684	78,023	0	0	0	27,907,707
	99.72%	0.28%	0.00%

ITEM 5.	OTHER INFORMATION.

None.

ITEM	6. EXHIBITS.

Exhibits

10.1	Amended and Restated Credit Agreement dated as of June 5, 2007 among Tesco US Holding LP, Tesco Corporation, the lender parties thereto and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2007 and incorporated by this reference)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/S/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date: August 6, 2007

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2007

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement dated as of June 5, 2007 among Tesco US Holding LP, Tesco Corporation, the lender parties thereto and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2007 and incorporated by this reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation