Form 10-Q
period 2007-09-30
TESCO CORP
filed 2007-11-14
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares of Common Stock outstanding as of October 31, 2007: 36,845,375

i

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

These risks and uncertainties include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services, other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, risks in conducting foreign operations, uncertainty of estimates and projections of costs and expenses, the consolidation of our customers, and intense competition in our industry), and risks associated with our intellectual property and with the performance of our technology. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Copies of our Canadian public filings are available at www.tescocorp.com and on SEDAR at www.sedar.com. Our U.S. public filings are available at www.tescocorp.com and on EDGAR at www.sec.gov.

In addition to the information in Part II, Item 1A—“Risk Factors” in this quarterly report on Form 10-Q, please see Part I, Item 1A—“Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,152	$14,923
Accounts Receivable Trade, net	82,320	80,445
Inventories, net	118,205	85,442
Prepaid Income Taxes	578	—
Deferred Income Taxes	10,099	11,059
Prepaid and Other Current Assets	16,351	7,055

Total Current Assets	234,705	198,924
Property, Plant and Equipment, net	150,531	132,343
Goodwill	28,474	16,602
Deferred Income Taxes	17,553	14,912
Intangible and Other Assets	10,841	9,375

TOTAL ASSETS	$442,104	$372,156

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$9,991	$9,991
Accounts Payable	38,069	27,840
Income Taxes Payable	—	3,775
Accrued and Other Current Liabilities	36,493	45,409

Total Current Liabilities	84,553	87,015
Long Term Debt	55,016	34,509
Deferred Income Taxes	8,873	11,203

Total Liabilities	148,442	132,727

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Shares	154,107	139,266
Contributed Surplus	14,893	13,348
Retained Earnings	83,257	57,544
Accumulated Other Comprehensive Income	41,405	29,271

Total Shareholders’ Equity	293,662	239,429

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$442,104	$372,156

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE	$113,890	$101,450	$337,997	$271,831

OPERATING EXPENSES
Cost of Sales and Services	91,877	76,408	261,038	202,466
Selling, General and Administrative	9,813	9,294	33,189	23,988
Research and Engineering	3,587	1,173	8,582	3,753

Total Operating Expenses	105,277	86,875	302,809	230,207

OPERATING INCOME	8,613	14,575	35,188	41,624
OTHER EXPENSE (INCOME)
Interest expense	1,122	1,058	2,769	3,412
Interest income	(709)	(239)	(1,058)	(1,101)
Foreign exchange losses, net	523	3	1,044	1,173
Other expense (income)	(1,177)	73	(1,217)	3,147

Total Other Expense (Income)	(241)	895	1,538	6,631

INCOME BEFORE INCOME TAXES	8,854	13,680	33,650	34,993
INCOME TAXES	(1,985)	5,214	7,937	15,160

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,839	8,466	25,713	19,833
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	—	—	246

NET INCOME	$10,839	$8,466	$25,713	$20,079

Earnings per share:
Basic	$0.29	$0.24	$0.71	$0.56
Diluted	$0.29	$0.23	$0.69	$0.55
Weighted average number of shares:
Basic	36,777,049	35,948,779	36,370,033	35,797,903
Diluted	37,597,550	36,618,152	37,225,200	36,609,274

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net Income	$25,713	$20,079
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative Effect of Accounting Change, net of tax	—	(246)
Depreciation and amortization	20,121	17,259
Stock compensation expense	4,751	4,196
Deferred Income Taxes	(2,914)	(979)
Amortization of financial items	303	293
Gain on sale of operating assets	(9,414)	(2,674)
Changes in components of working capital
Decrease (increase) in accounts receivable trade	611	(26,608)
Increase in inventories	(22,489)	(33,390)
Increase in income taxes recoverable	—	(11,767)
Increase in prepaid and other current assets	(6,183)	(2,379)
Increase in accounts payable	8,629	14,645
(Decrease) increase in accrued and other current liabilities	(12,320)	15,429
Decrease in income taxes payable	(3,685)	—
Other	(1,043)	(134)

Net cash provided (used) by operating activities	2,080	(6,276)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(37,668)	(36,879)
Net proceeds on sale of operating assets	12,824	6,031
Acquisition of businesses, net of cash acquired	(19,605)	—
Decrease in accounts receivable on sale of rigs	—	6,000
Other	982	(245)

Net cash used in investing activities	(43,467)	(25,093)

FINANCING ACTIVITIES
Issuances of debt	61,800	18,883
Repayments of debt	(41,293)	(15,530)
Proceeds from exercise of stock options	12,671	6,466
Excess tax benefit associated with equity based compensation	868	142
Debt issuance costs	(430)	—

Net cash provided by financing activities	33,616	9,961

Effect of foreign exchange gains on cash balances	—	152

Net Decrease in Cash and Cash Equivalents	(7,771)	(21,256)
Net Cash and Cash Equivalents, beginning of period	14,923	35,396

Net Cash and Cash Equivalents, end of period	$7,152	$14,140

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,926	$1,861
Cash paid during the period for income taxes	$12,075	$17,172
Cash receipts for interest	$861	$1,057
Cash receipts for income taxes	$668	$641

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. TESCO recognizes revenues when title, risk of loss and physical possession of the equipment are transferred to the customer, with no right of return. The Company has had and may continue to have bill and hold transactions. However the recognition of the revenues and related inventory costs are deferred until the customer takes physical possession of the equipment as the supporting documentation does not meet all of the criteria for revenue recognition. For project management services, service and repairs and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

The following is a reconciliation of changes in the Company’s warranty reserve for the nine months ended September 30, 2007 and the year ended December 31, 2006 (in thousands):

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Balance—beginning of period	$9,391	$7,817
Charged to expense	1,128	3,883
Charged to other accounts(a)	1,217	168
Deductions	(6,753)	(2,477)

Balance—end of period	$4,983	$9,391

(a)	Represents currency translation adjustments and reclasses.

As disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006, in 2005 the Company provided an additional warranty reserve of $6.6 million, net of amounts which are contractually recoverable from the manufacturer of the steel forgings, related to the replacement of load path parts of certain equipment sold to customers and in TESCO’s rental fleet. During 2007, the Company has increased its efforts to complete this warranty work to fully resolve this matter and as such the Company’s warranty reserve has decreased during the period.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At September 30, 2007 and December 31, 2006, the allowance for doubtful accounts on Trade Accounts Receivable was $1.9 million and $3.0 million, respectively.

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

At September 30, 2007 and December 31, 2006, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$67,352	$44,132
Work in progress	13,093	15,440
Finished goods	37,760	25,870

	$118,205	$85,442

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

The net book value of used top drive rental equipment sold included in Cost of Sales and Service in the accompanying Condensed Consolidated Statements of Income was $1.1 million and zero for the three months ended September 30, 2007 and 2006, respectively and was $2.5 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Depreciation and amortization expense is included in the Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales and services	$6,832	$6,301	$19,323	$16,545
Selling, general & administrative expense	435	234	798	714

	$7,267	$6,535	$20,121	$17,259

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

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationships intangible assets are amortized on a straight-line basis over an estimated economic life of four to seven years, the patents are amortized on a straight-line basis over an estimated economic life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the term of the agreements of 5 years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value.

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

At September 30, 2007, the Company had entered into a twelve month foreign currency forward contract with notional amounts aggregating C$42.0 million to hedge approximately 50% of the Canadian dollar requirements of the Company’s Canadian manufacturing operations. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, the Company has recorded a gain of $0.3 million to record this foreign currency forward contract to its fair market value at September 30, 2007, and such gain is included in Foreign Exchange Losses, net on the Company’s Consolidated Statements of Income. The Company did not enter into any derivative financial instruments during the three or nine months period ended September 30, 2006.

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

Research and Engineering Expenses

The Company expenses research and engineering costs when incurred. Payments received from third parties, including payments for the use of equipment prototypes, during the research or development process are recognized as a reduction in research and engineering expense when the payments are received. The Company did not receive any payments from third parties during the three or nine months ended September 30, 2007 or 2006.

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

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. As a result, the Company altered the mix of stock-based compensation to its employees by reducing the number of stock options granted and granting additional kinds of stock-based awards as a form of compensation. The Company has granted two different types of stock-based compensation: restricted stock units (“RSUs”) which are subject to time based vesting criteria and performance stock units (“PSUs”) which contain both time and performance based criteria. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of a TESCO share at the time of settlement at the discretion of the Company. For further description of the Company’s stock-based compensation plan, see Note 4 below.

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

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General & Administrative expense in the accompanying condensed Consolidated Statements of Income based on the respective functions performed by those employees receiving stock option grants. Stock compensation expense is included in the Condensed Consolidated Statement of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales and services	$466	$486	$1,323	$1,198
Research and engineering	194	18	621	491
Selling, general & administrative expense	910	1,237	2,807	2,507

	$1,570	$1,741	$4,751	$4,196

Per Share Information

Per share information is computed using the weighted average number of common shares outstanding during the year. Diluted per share information is calculated including the dilutive effect of stock options, which is determined using the treasury stock method. The treasury stock method assumes that the proceeds that would be obtained upon exercise of “in the money” options would be used to purchase common shares at the average market price during the period. No adjustment to diluted earnings per share is made if the result of this calculation is anti-dilutive.

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Weighted Average Number of Shares Outstanding	36,777	35,949	36,370	35,798
Dilutive Effect of Stock Compensation Awards	821	669	855	811

Diluted Weighted Average Number of Shares Outstanding	37,598	36,618	37,225	36,609

Weighted Average Anti-dilutive Options Excluded from Calculation	17	312	175	114

Changes in Accounting Pronouncements

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

Note 2—Acquisitions

During the three months ended September 30, 2007, the Company acquired three businesses that provide conventional casing running and tubular services in the Rockies, including the Piceance basin, and in the northwest Alberta and northeast British Columbia regions. The total purchase price for these acquisitions was $19.6 million. These acquisitions were funded by the Company’s Revolver (defined below). All of these assets and operating results are included in the Casing Services business segment. These acquisitions provide expansion opportunities for the Company’s proprietary Casing Drive System™ for casing running as well as further opportunities to expand its CASING DRILLING® offering.

The assets and liabilities acquired in these acquisitions will be valued based upon appraisals of the tangible and intangible assets acquired. The Company’s preliminary valuation, which is subject to change and is reflected in the financial statements included herein, of the assets acquired, liabilities assumed and total consideration paid for these acquisitions is as follows (in thousands):

Assets Acquired:
Accounts receivable	$913
Property, plant and equipment	2,134
Goodwill	11,052
Intangibles	5,506
Liabilities Assumed:
Current liabilities	—

Total Consideration Paid	$19,605

Goodwill related to these acquisitions was assigned to the Casing Services segment and all of the goodwill acquired as a result of these acquisitions is amortizable for income tax purposes. The $5.5 million of acquired intangible assets in these acquisitions relate to customer relationships which have a weighted average estimated useful life of seven years and non-compete agreements which have a weighted average term of five years.

Note 3—Long Term Debt

Long term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Secured Revolver, maturity date of June 5, 2012, 7.00% and 7.12% interest rate at September 30, 2007 and December 31, 2006, respectively	$42,500	$14,500
Secured Term Loan, maturity date of October 31, 2009, 6.38% and 7.13% interest rate at September 30, 2007 and December 31, 2006, respectively	22,507	30,000

Total Debt	65,007	44,500
Less—Current Portion of Long Term Debt	9,991	9,991

Non-Current Portion of Long Term Debt	$55,016	$34,509

On June 5, 2007, TESCO and Tesco US Holding LP, an indirect, wholly-owned subsidiary of TESCO, entered into a $125 million amended and restated credit agreement (the “Amended Credit Agreement”) with Amegy Bank, N.A., The Bank of Nova Scotia, Natixis, Comerica Bank, Trustmark National Bank, Bank of Texas, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Amended Credit Agreement amends and restates that certain credit agreement between the Company and the existing lenders dated as of November 2, 2005 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for up to $100 million in revolving loans and swingline loans (collectively, the “Revolver”). Under the Revolver, Tesco US Holding LP may borrow up to $100 million in revolving loans, while either Tesco US Holding LP or TESCO may borrow up to $15 million in swingline loans, provided that the aggregate amount of revolving loans and swingline loans may not exceed $100 million in outstanding principal. The Secured Term Loan has a maturity date of October 31, 2009 and amounts outstanding continue to be due in quarterly installments.

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. At September 30, 2007, the Company had $9.8 million in letters of credit outstanding under the Revolver.

The Amended Credit Agreement contains covenants that the Company considers usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, the Company is prohibited from incurring any additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all of the Company’s assets and all of the Company’s direct and indirect material subsidiaries in the United States and Canada are guarantors of borrowings under the Amended Credit Agreement. Additionally, the Company’s capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. As of September 30, 2007, the Company believes it was in compliance with the debt covenants in the Amended Credit Agreement.

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

Rates for revolving and term loans under the Amended Credit Agreement are based, at Tesco US Holding LP’s election, on an interest rate tied to a Eurodollar rate or JPMorgan Chase Bank, N.A.’s prime rate. With respect to Eurodollar loans, the rate is determined as follows: (i) the sum of Adjusted LIBO Rate (as defined in the Amended Credit Agreement) plus (ii) the Applicable Rate (as defined in the Amended Credit Agreement), which is 1.25 percent based on the Company’s leverage ratio at September 30, 2007. With respect to non-Eurodollar loans, the rate is set by the alternate base rate, which is determined by taking the greater of (i) the prime rate for U.S. dollar loans announced by JPMorgan Chase Bank, N.A. in New York or (ii) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. Swingline loans will bear interest as determined by the alternate base rate described above.

Based on the Company’s leverage ratio at September 30, 2007, the Company is required to pay a facility fee of 0.25 percent per annum of the aggregate unused commitments under the Amended Credit Agreement. A letter of credit fee equal to the Applicable Rate (as defined in the Amended Credit Agreement) multiplied by the outstanding face amount of any letter of credit issued under the Amended Credit Agreement is also required to be paid by the Company.

Note 4—Shareholders’ Equity and Stock-Based Compensation

Common Shares

The following summarizes activity in the Company’s common shares during the nine months ended September 30, 2007 and for the year ended 2006 (dollar amounts in thousands):

	Nine Months Ended September 30, 2007		Year Ended December 31, 2006
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	36,019,246	$139,266	35,519,739	$131,002
Issued on exercise of options	816,229	14,841	499,507	8,264

Balance—end of period	36,835,475	$154,107	36,019,246	$139,266

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. The amended Incentive Plan allows grants of stock options (including incentive stock options), stock appreciation rights, phantom stock, bonus stock, performance based and or time based restricted stock units and other stock or performance based awards. As a result, the Company altered the mix of stock-based compensation to its employees by reducing the number of stock options granted and granting additional kinds of stock-based awards as a form of compensation. The amended Incentive Plan maintained the aggregate plan limit of stock-based awards to 10% of the outstanding shares on a non-dilutive basis.

Under the terms of the Company’s amended Incentive Plan, 3,683,548 shares of common stock are authorized for the grant of stock-based compensation to eligible directors, officers, employees and other persons. At September 30, 2007, the Company had approximately 1,923,186 shares available for future grants.

Stock Options

Options granted under the amended Incentive Plan generally vest equally over a three year period, may have an expiration date of up to ten years from the date of grant and the exercise price of options may not be less than the market value of the Company’s common stock on the date of the grant, as defined in the amended Incentive Plan.

The following summarizes option activity during the nine months ended September 30, 2007 and 2006:

	2007			2006
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	2,374,804	C$	15.38	2,482,041	C$	13.67
Granted	458,000	C$	27.74	643,100	C$	21.08
Exercised	(816,229)	C$	14.66	(474,947)	C$	15.35
Expired	(401,013)	C$	17.89	(213,780)	C$	13.91

Outstanding—end of period	1,615,562	C$	18.62	2,436,414	C$	15.28

Exercisable—end of period	765,582	C$	13.79	1,741,113	C$	14.10

The assumptions used in the Black-Scholes option pricing model were:

	Nine Months Ended September 30,
Assumptions	2007		2006
Weighted average risk-free interest rate	4.01%		4.28%
Expected dividend	$-0	-	$-0	-
Expected option life (years)	4.5		6
Weighted average expected volatility	34%		48%
Weighted average expected forfeiture rate	15%		15%

For options granted in 2007, the Company decreased the expected option life to 4.5 years from 6 years to reflect recent option exercise experience.

Restricted Stock

Beginning in 2007, the Company began granting two different types of stock-based awards: RSU awards which vest equally over a three year period from date of grant and entitle the grantee to receive one share of TESCO common stock upon vesting and PSU awards which vest after three years and include a performance measure. PSU awards entitle the grantee to receive one share of TESCO common stock for each PSU, subject to adjustment based on the performance measure. The PSU performance objective multiplier can range from zero when threshold performance is not met to a maximum of 2.5 times the initial award. Both RSU awards and PSU awards may be settled by delivery of shares or the payment of cash based on the market value of a TESCO share at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the nine months ended September 30, 2007:

	2007
	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	—	C$	—
Granted	153,500	C$	36.19
Cancelled	(8,700)	C$	36.63

Outstanding—end of period	144,800	C$	36.17

The weighted average expected forfeiture rate for RSU awards is 13% and for PSU awards is 5%.

Note 5—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three month and nine month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$10,839	$8,466	$25,713	$20,079
Unrealized gain (loss) on securities, net of tax	(395)	(110)	(3)	(760)
Foreign currency translation adjustment	4,987	(105)	12,137	797

Total Comprehensive Income	$15,431	$8,251	$37,847	$20,116

Note 6—Income Taxes

Tesco Corporation is an Alberta, Canada corporation. The Company and its subsidiaries conduct business and are taxable on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO or its subsidiaries are considered resident for income tax purposes.

The Company’s income tax provision for the three month and nine month periods ended September 30, 2007 and 2006 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current	$2,249	$6,647	$10,851	$16,139
Deferred	(4,234)	(1,433)	(2,914)	(979)

Income tax provision	$(1,985)	$5,214	$7,937	$15,160

The Company’s effective tax rate for three months ended September 30, 2007 was a 22% benefit compared to a 38% provision for the same period in 2006. This decrease in the effective tax rate during the three months ended September 30, 2007 as compared to the same period in 2006 reflects the cumulative effect of a $1.5 million benefit related to a reversal of the valuation allowances recorded in 2006 on foreign tax credits generated in 2006, the recognition of a $0.6 million benefit for research and development credits related to 2005 and 2006 which were claimed as a result of filing the Company’s Canadian income tax return and the recognition of a $0.7 million benefit related to the favorable resolution of a Mexico tax claim. In addition, the Company recorded a $2.0 million benefit, as a result of filing its U.S. income tax returns in September 2007, primarily related to income attributed to the U.S. branch of the Company and the reversal of a valuation allowance previously provided on net operating losses in that branch. The benefits related to the filing of the Company’s Canadian income tax return in June 2007 were based on a change in strategy related to the treatment of foreign tax credits and research and development credits. Because the benefit realized relates to a change in Canadian tax strategy, such benefit should have been recorded in the three month period ended June 30, 2007. The benefit related to the filing of the Company’s U.S. income tax return in September 2007 was due to an allocation of 2006 earnings between the Company’s U.S. subsidiary and U.S. branch in the preparation of its tax returns. Because this allocation was not performed in preparation of the Company’s 2006 income tax provision, such benefit should have been recorded in 2006. The Company believes that the effect of recording these tax adjustments in the three month period ended September 30, 2007 instead of the prior periods discussed above is immaterial to both its current and prior quarterly financial statements and prior year financial statements taken as a whole.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. TESCO adopted the provisions of FIN No. 48 on January 1, 2007. At the date of adoption, the Company had an accrual for uncertain tax positions of $1.4 million which decreased to $0.9 million at September 30, 2007. This amount is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheet as the Company anticipates that these uncertainties will be resolved in the next twelve months. The Company recognizes interest related to uncertain tax positions in Interest Expense and penalties related to uncertain tax positions are recognized in Other Expense. At January 1, 2007, the Company had accrued $1.4 million, and at September 30, 2007, the Company had accrued zero for the potential payment of interest and penalties on uncertain tax positions.

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

subsidiaries have been audited through tax year 2004. One audit was concluded in the first quarter of 2007. The conclusion of this audit had no material impact to the Company’s financial position, results of operations or cash flows. During the second quarter of 2007, an audit of another of the Company’s U.S. subsidiaries commenced for the 2005 tax year. At this time, the Company believes the result of this audit will not have a material impact to the Company’s financial position or cash flows.

As previously disclosed, TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions were issued in respect of 1996 through 2000. All of these reassessments were appealed to the Mexican court system. Tesco has obtained final court rulings deciding all five years in dispute, although litigation continues over a new reassessment for 1996. In May 2002 the Company paid a deposit of approximately $3.3 million with the Mexican tax authorities which is included as a short term receivable in Prepaid and Other Current Assets. The Company continues to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In October 2005, the Mexican Supreme Court denied the Company’s appeal of the first 1996 Mexican tax reassessment. In 2005, the Company estimated that the total exposure for 1996 was $2.1 million and recorded a charge of $1.4 million to other expense relating to interest and penalties and $0.7 million to income tax expense. As a result of this and previous court decisions, a revised reassessment was to be calculated by Mexican authorities, subject to the Company’s appeal. There was some uncertainty regarding how the amount of the 1996 reassessment should be calculated as a result of the final court decision. In July 2007, the Company received a new reassessment for 1996 in the amount of approximately $3.4 million. The Company believes that, as of the date of the new reassessment, the 1996 tax year had already become statute barred, thus making this new reassessment invalid. The Company has appealed the new reassessment to the Mexican Tax Court. The Company requested a refund of the deposited amount and in October 2007, subsequent to the end of the third quarter, the Company received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in the third quarter of 2007 the Company reversed the 2005 accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense).

With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that the Company was owed an additional $3.4 million in interest but this amount was retained by the tax authorities as a deposit for the new assessment received in July 2007. As previously discussed, the Company believes that the July assessment is invalid. However due to the uncertainty regarding the ultimate amount that will be received from the Mexican tax authorities; the Company has not recognized this asset. In 2006, Mexican tax authorities formally requested information from the Company regarding expenses TESCO deducted in 2001 and 2002. To date, no reassessments have been received for these years and the Company is unable to predict the outcome of this review or estimate the amount of any additional taxes that may be claimed as owed.

In addition to the material jurisdictions above, other state and foreign tax filings remain open to examination. TESCO believes that any assessment on these filings will not have a material impact to the Company’s financial position, results of operations or cash flows.

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

Note 7—Commitments and Contingencies

The Company, in the normal course of its business, is subject to legal proceedings brought against it and its subsidiaries.

Varco I/P, Inc. (“Varco”) filed suit against the Company in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that the Company’s CDS™ infringes certain of Varco’s U.S. patents. In July 2006, the Louisiana case was transferred to the federal district court in Houston. In September 2006, the Company filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office accepted the Varco patent for reexamination and issued a preliminary ruling in the Company’s favor. The reexamination remains in process. The district court has granted the Company’s motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that the Company’s CDS™ infringes two patents held by Franks. The Company believes it has meritorious defenses to this claim. The case is in the claim construction phase. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

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

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At September 30, 2007 the total exposure to the Company under outstanding letters of credit was $9.8 million.

Note 8—Segment Information

Business Segments

The Company has organized its businesses into three segments, Top Drive, Casing Services and Research and Engineering. The Top Drive segment is comprised of top drive sales, rentals and after-market sales and service. The Casing Services segment includes CASING DRILLING® and Tubular Services, as well as downhole tool rental and casing accessories sales. These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office; the costs of these functions, together with other (income) expense and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Casing Services or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Casing Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented. Significant financial information relating to these segments is as follows (in thousands):

	For the Three Months Ended September 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$73,079	$40,811	$—	$—	$113,890
Depreciation and Amortization	2,697	4,129	—	441	7,267
Operating Income (Loss)	15,723	2,439	(3,587)	(5,962)	8,613

Other expense (income)					(241)

Income before income taxes					$8,854

	For the Three Months Ended September 30, 2006
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$58,482	$42,968	$—	$—	$101,450
Depreciation and Amortization	2,450	3,851	—	234	6,535
Operating Income (Loss)	17,069	6,275	(1,173)	(7,596)	14,575

Other expense (income)					895

Income before income taxes					$13,680

	For the Nine Months Ended September 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$214,992	$123,005	$—	$—	$337,997
Depreciation and Amortization	6,475	12,842	—	804	20,121
Operating Income (Loss)	53,344	13,345	(8,582)	(22,919)	35,188

Other expense (income)					1,538

Income before income taxes					$33,650

	For the Nine Months Ended September 30, 2006
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$152,443	$119,388	$—	$—	$271,831
Depreciation and Amortization	6,134	10,411	—	714	17,259
Operating Income (Loss)	42,143	20,732	(3,753)	(17,498)	41,624

Other expense (income)					6,631

Income before income taxes					$34,993

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	For the Three Months Ended September 30,
	2007	2006
Canada	$15,541	$9,303
United States	69,893	67,046
Latin America	10,667	6,662
Asia Pacific	12,883	12,160
Europe, Africa and Middle East	4,906	6,279

Total	$113,890	$101,450

	For the Three Months Ended September 30,
	2007	2006

	For the Nine Months Ended September 30,
	2007	2006
Canada	$44,557	$35,614
United States	212,875	177,878
Latin America	26,691	17,285
Asia Pacific	37,065	23,419
Europe, Africa and Middle East	16,809	17,635

Total	$337,997	$271,831

Note 9—Reconciliation to Canadian Generally Accepted Accounting Principles

The consolidated financial statements of the Company are prepared using accounting principles that are generally accepted in the U.S. These principles differ in some material respects from those that are generally accepted in Canada. For the three and nine months ended September 30, 2007 and 2006, the principal differences that result in material measurement changes (required disclosures under Canadian GAAP have not been considered) in the condensed consolidated financial statements of the Company are:

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

	Three Months Ended September 30,
	2007	2006
Net Income—U.S. GAAP	$10,839	$8,466
Adjusted for:
Product development costs	(191)	(199)
Change in fair market value of Turnkey share purchase warrants	(987)	(181)

	(1,178)	(380)
Tax effect	471	145

	(707)	(235)

Net Income—Canadian GAAP	$10,132	$8,231

Net earnings—per common share (basic)
U.S. GAAP	$0.29	$0.24

Canadian GAAP	$0.28	$0.23

Net earnings—per common share (diluted)
U.S. GAAP	$0.29	$0.23

Canadian GAAP	$0.27	$0.22

	Three Months Ended September 30,
	2007	2006
Retained earnings, beginning of period
U.S. GAAP	$72,418	$39,450
Adjusted for cumulative effect of prior periods’ U.S./Canadian GAAP differences	16,662	16,776

	89,080	56,226
Net earnings for the period, Canadian GAAP	10,132	8,231

Retained earnings, end of period, Canadian GAAP	$99,212	$64,457

	Nine Months Ended September 30,
	2007	2006
Net Income—U.S. GAAP	$25,713	$20,079
Adjusted for:
Product development costs	(571)	(592)
Change in fair market value of Turnkey share purchase warrants	(7)	(1,263)

	(578)	(1,855)
Tax effect	231	710

	(347)	(1,145)

Net Income—Canadian GAAP	$25,366	$18,934

Net earnings—per common share (basic)
U.S. GAAP	$0.71	$0.56

Canadian GAAP	$0.70	$0.53

Net earnings—per common share (diluted)
U.S. GAAP	$0.69	$0.55

Canadian GAAP	$0.68	$0.52

	Nine Months Ended September 30,
	2007	2006
Retained earnings, beginning of period
U.S. GAAP	$57,544	$27,836
Adjusted for cumulative effect of prior periods’ U.S./Canadian GAAP differences	16,302	17,687

	73,846	45,523
Net earnings for the period, Canadian GAAP	25,366	18,934

Retained earnings, end of period, Canadian GAAP	$99,212	$64,457

	September 30, 2007	December 31, 2006
Intangible and Other Assets
U.S. GAAP	$10,841	$9,375
Adjusted for:
Product Development Costs	4,080	4,651

Canadian GAAP	$14,921	$14,026

Net Deferred Income Tax Asset
U.S. GAAP	$18,779	$14,768
Adjusted for:
Net tax impact of GAAP adjustments	(1,660)	(1,889)

Canadian GAAP	$17,119	$12,879

Common Shares
U.S. GAAP	$154,107	$139,266
Adjusted for:
Reduction of capital	(10,941)	(10,941)

Canadian GAAP	$143,166	$128,325

Contributed Surplus
U.S. GAAP	$14,893	$13,348
Adjusted for:
Issuance of options and warrants	(2,550)	(2,550)
Compensation expense for repriced options	(212)	(212)

Canadian GAAP	$12,131	$10,586

Accumulated Comprehensive Income/Cumulative Translation Account
U.S. GAAP	$41,405	$29,271
Adjusted for:
(Increase) decrease in fair value of warrants	368	361
Tax effect thereon	(201)	(198)

Canadian GAAP	$41,572	$29,434

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We organize our activities into three business segments, Top Drive, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business segment is comprised of top drive sales, top drive rentals and after-market sales and service. The Casing Services business segment includes CASING DRILLING® and Tubular Services. The Research and Engineering (“R&E”) segment is comprised of our research and development activities primarily related to our CASING DRILLING® technology and Top Drive model development. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States (US) dollars. All references to US$ or to $ are to US dollars and references to C$ are to Canadian dollars.

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide rental top drives on a day-rate basis for land and offshore drilling rigs, offering a range of systems which can be installed in practically any mast configuration, including workover rigs.

Our Casing Services business segment includes CASING DRILLING® and a substantial tubular services business which was previously referred to as the Casing Running business.

•

Our CASING DRILLING® business is based on our CASING DRILLING® technology, which is a proprietary technology using patented equipment and processes, and allows an oil or gas well to be drilled using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of specialized drill pipe and drillstring components. The use of well casing to drill the well has been demonstrated to reduce the risk of certain unscheduled downhole events that generally result in non-productive time and additional cost and risk to the drilling contractor and/or well operator.

•	Our Tubular Services business is comprised of both proprietary and conventional services which are typically offered as a “call out” service on a well-by-well basis.

o    Our proprietary tubular service is based on our technology-based Proprietary Casing Running Service (“PCRS”), which uses certain components of our CASING DRILLING® technology, in particular the Casing Drive System™ (CDS™), and provides a more automated method for running casing and, if required, reaming the casing into the hole.

o    Our conventional tubular service provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction in work-over and re-entry operations. Additionally, our conventional tubular service includes the installation service of deep water smart well completion equipment using its MCLRS™ (Multiple Control Line Running System™) proprietary and patented technology which improves the quality of the installation of high-end well completions.

During the three months ended September 30, 2007, we delivered 23 new top drive units to customers, compared to 26 new units delivered to customers during the same period in 2006. This brings the total number of new top drive units delivered to customers to 82 for the nine months ended September 30, 2007 compared to 57 new units delivered to customers during the same period in 2006. At September 30, 2007 our backlog was 30 new top drive units compared to a backlog of 68 new units at December 31, 2006. The decrease in our backlog from 2006 is due to the approximately 50% increase in our production of top drive units in 2007 as compared to 2006 while bookings for new orders have not increased in line with production increases. Our goal is to maintain a backlog of approximately 40 top drive units and as such we are increasing our sales efforts to get back to this goal. We consider an order as a backlog unit when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2007 and 2006

Revenues, operating income and net income for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Revenues		% of Revenues	% Change
REVENUES
Top Drive
-sales and after-market support	$43,935		$32,899		33.5
-rental operations	29,144		25,583		13.9

Total Top Drive	73,079	64.2	58,482	57.6	25.0
Casing Services	40,811	35.8	42,968	42.4	(5.0)

Total Revenues	$113,890	100.0	$101,450	100.0	12.3

OPERATING INCOME
Top Drive	$15,723	21.5	$17,069	29.2	(7.9)
Casing Services	2,439	6.0	6,275	14.6	(61.1)
Research and Engineering	(3,587)	n/a	(1,173)	n/a	(205.8)
Corporate and Other	(5,962)	n/a	(7,596)	n/a	21.5

Total Operating Income	$8,613	7.6	$14,575	14.4	(40.9)

NET INCOME	$10,839	9.5	$8,466	8.3	28.0

Total revenues for the three months ended September 30, 2007 were $113.9 million, compared to $101.5 million for the same period in 2006, an increase of $12.4 million, or 12%. This increase is primarily due to an increase in new Top Drive unit sales as well as increased after-market sales and support and higher rental revenues, partially offset by lower Casing Services revenues. Casing Services revenues for the three months ended September 30, 2006 included $1.9 million in revenues related to the leased rigs that were returned in late 2006. The change in revenues is discussed in further detail below for both business segments.

Operating Income for the three months ended September 30, 2007 was $8.6 million, compared to $14.6 million in 2006, a decrease of $6.0 million, or 41%. This decrease is primarily attributable to lower operating results in both Top Drive and Casing Services, increased costs in Research and Engineering and increased selling, general and administrative expenses, all of which are discussed in further detail below.

Net Income for the three months ended September 30, 2007 was $10.8 million, compared to $8.5 million in 2006, an increase of $2.3 million, or approximately 28%. Net income for the three months ended September 30,

2007 includes a $2.1 million tax benefit related to the 2006 return to accrual adjustment as a result of filing our Canadian income tax return, a reversal of $2.1 million in accrued taxes, interest and penalties related to the favorable resolution of a Mexico tax claim and a $2.0 million tax benefit related to the return to accrual adjustment as a result of filing our 2006 U.S. income tax returns in September 2007 (see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

Top Drive Segment

Revenues—Revenues for the three months ended September 30, 2007 increased $14.6 million compared to 2006, primarily driven by an $11.0 million increase in Top Drive sales and after-market support and a $3.6 million increase in Top Drive rental operations.

Revenues from Top Drive sales and after-market support increased $11.0 million to $43.9 million compared to the same period in 2006, primarily due to the sale of larger, more complex top drive models at a higher average unit sales price during the three months ended September 30, 2007 and a 33% increase in after-market sales and service revenues due to a higher installed base of top drive units sold partially offset by a decrease in the number of top drive units sold. During the three months ended September 30, 2007, we sold 25 top drive units, of which 23 were new units and 2 were used units. During the same period in 2006, we sold 26 top drive units, all of which were new units. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold during the three months ended September 30, 2007 and 2006 were $2.7 million and none, respectively.

Revenues from Top Drive rental activities increased by $3.6 million to $29.1 million during the three months ended September 30, 2007 as compared to the same period in 2006, primarily due to higher average rental rates and a 3% increase in the number of operating days. At September 30, 2007, we had committed to sell two used units. When we commit to sell a used unit, we remove it from our operating fleet for preparation for sale unless we agree to continue to rent the unit until the sale date, and therefore we have fewer remaining units from which we generate rental income.

Operating Income—Top Drive Operating Income for the three months ended September 30, 2007 decreased $1.4 million to $15.7 million compared to the same period in 2006. This decrease is primarily due to the decrease in Top Drive units sold and increased manufacturing costs in the current period due to the weakening of the US dollar.

Outlook—During the third quarter of 2007 Top Drive unit sales were lower than unit sales in the second quarter as the composition of our order base has changed to larger, more complex models which require more man-days to complete. Over the next several quarters, in response to demand for our rental units, we are devoting more of our manufacturing capacity to build approximately 20 or more rental units for our fleet, primarily outside of North America. We believe we are making progress on the manufacturing planning system issues experienced in the second quarter of 2007 and issues related to the complexity of our order base to maintain the capacity to produce approximately 30 Top Drive units each quarter. However, due to the planned additions to our rental fleet, we anticipate that sales of new units will be at levels experienced in the third quarter but at higher average prices reflecting the larger, more complex units being sold. We continue to concentrate on lowering manufacturing costs but continue to be negatively affected by the weakening US dollar as we manufacture top drive units in Canada. Additionally, we have entered into foreign exchange forward contracts to mitigate a portion of our exposure to the effects of the weakening US dollar on our manufacturing operations. Also, during the third quarter of 2007, the operating activity of our rental fleet returned to historical levels as we had fewer units undergoing routine maintenance.

Casing Services Segment

Revenues—Revenues for the three months ended September 30, 2007 decreased $2.2 million to $40.8 million as compared to $43.0 million in the same period in 2006, primarily due to an 81% decrease in sales of our Casing Drive System™ partially offset by an increase in proprietary casing running service revenues and increased CASING DRILLING® revenue. Additionally, Casing Services revenues for the three months ended September 30, 2006 included $1.9 million in revenues related to the leased rigs that were returned in late 2006. Revenues for the three months ended September 30, 2007 associated with our proprietary tubular services business increased 23% as compared to the same period in 2006, primarily due a similar percentage increase in the number of proprietary jobs. Revenues for the three months ended September 30, 2007 associated with our conventional casing and tubing business were relatively flat compared to the prior year due to increased revenues from our Multiple-Control Line Running System™ activities offset by a decrease in conventional activities due to competition. The conventional casing and tubing business revenues for the three months ended September 30, 2007 included $2.3 million related to businesses acquired during the period (see “Acquisitions” below). CASING DRILLING® revenues for the three months ended September 30, 2007 increased 20% as compared to non-rig CASING DRILLING® revenues for the same period in 2006 due to increased project activity.

Operating Income—Casing Services’ operating income for the three months ended September 30, 2007 decreased $3.8 million to $2.4 million compared to same period in 2006 primarily driven by increased labor costs in Tubular Services resulting from competitive pressures in the industry and increased costs associated with the build-up of resources to deliver our CASING DRILLING® throughout the world and lower activity levels in CASING DRILLING®.

Outlook—We continue to move our Casing Services business forward with new customers in both Tubular Services and CASING DRILLING®. We are building our resource base for CASING DRILLING® in anticipation that the adoption of this technology will increase. While this action lowers our operating margin now, we believe it is the right strategy to be prepared to deliver our technology as the market develops and believe that we are beginning to see this investment pay off. Recently we have realized several milestones including the completion of a fourth well for a major customer in the Piceance basin of Colorado; drilling our first offshore retrievable project in Indonesia; organizing the start up of new projects for nine multi-national oil companies; and working on eight projects simultaneously for the first time in the Company’s history.

Furthermore, while we have taken measures to address the cost structure in our Tubular Services business, it is important to note that high industry activity levels in the U.S. has resulted in two distinct market responses which continues to negatively affect our cost structure. First, increased demand for services has resulted in more competition which has placed a cap on pricing; and second, there is greater demand for skilled, experienced personnel which has increased our cost base. We believe the steps we have taken, along with other initiatives currently in process, to reduce our costs will be realized in the next several quarters.

Research and Engineering Segment

Research and Engineering, or R&E, is comprised of our R&E activities and was a $3.6 million expense for the three months ended September 30, 2007, an increase of $2.4 million, or approximately 206%, from the same period in 2006 primarily due to increased R&E activities related to the design, development and testing of a new generation of Top Drive units which were introduced to the market during the summer of 2007, and field trials for new Casing Services technologies. We estimate our 2007 R&E spending for the remainder of 2007 will be approximately similar to the average quarterly levels incurred during the first nine months of 2007.

Corporate and Other Expenses

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended September 30, 2007 decreased $1.6 million to $6.0 million compared to the same period in 2006, primarily due to a decrease in professional fees and stock compensation expense.

Net Income

Net income for the three months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,
	2007		2006
		% of revenue		% of revenue
Operating Income	$8,613	7.6	$14,575	14.4
Interest Expense	1,122	1.0	1,058	1.0
Interest Income	(709)	(0.6)	(239)	(0.2)
Foreign Exchange Losses, net	523	0.4	3	—
Other Expense (Income)	(1,177)	(1.0)	73	0.1
Income Taxes	(1,985)	(1.7)	5,214	5.2

Net Income	$10,839	9.5	$8,466	8.3

Interest Expense—Interest expense for the three months ended September 30, 2007 increased less than $0.1 million to $1.1 million as compared to the same period in 2006 primarily due to higher average debt levels during the period compared to the same period in 2006, related to the issuance of $19.6 million of debt related to the acquisition of businesses (see Note 2 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

Interest Income—Interest income for the three months ended September 30, 2007 increased $0.5 million to $0.7 million as compared to the same period in 2006 primarily due to interest received on a Mexico tax deposit (see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

Foreign Exchange Losses—Foreign exchange losses increased $0.5 million to $0.5 million for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to the weakening of the U.S. dollar for our operations in foreign jurisdictions, primarily in Canada, net of a $0.3 million gain on outstanding forward currency contracts.

Other Expense (Income)—Other income for the three months ended September 30, 2007 increased $1.3 million to $1.2 million as compared to the same period in 2006 primarily due to the reversal of $1.4 million in accrued interest and penalties related to the favorable resolution of a Mexico tax claim (see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax expense is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such profits. For a description of our Mexican tax matters, please see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above.

Our effective tax rate for three months ended September 30, 2007 was a 22% benefit compared to a 38% provision for the same period in 2006. This decrease in the effective tax rate during the three months ended September 30, 2007 as compared to the same period in 2006 reflects the cumulative effect of a $1.5 million benefit related to a reversal of the valuation allowances recorded in 2006 on foreign tax credits generated in 2006, the recognition of a $0.6 million benefit for research and development credits related to 2005 and 2006 which were claimed as a result of filing our Canadian income tax return and the recognition of a $0.7 million benefit related to the favorable resolution of a Mexico tax claim. In addition, we recorded a $2.0 million benefit, as a result of filing our U.S. income tax returns in September 2007, primarily related to income attributed to the U.S. branch of the Company and the reversal of a valuation allowance previously provided on net operating losses in that branch. The benefits related to the filing of our Canadian income tax return in June 2007 were based on a change in strategy related to the treatment of foreign tax credits and research and development credits. Because the benefit realized relates to a change in Canadian tax strategy, such benefit should have been recorded in the three month period ended June 30, 2007. The benefit related to the filing of our U.S. income tax return in September 2007 was due to an allocation of 2006 earnings between our U.S. subsidiary and U.S. branch in the preparation of our tax returns. Because this allocation was not performed in preparation of our 2006 income tax provision, such benefit should have been recorded in 2006. We believe that the effect of recording these tax adjustments in the three month period ended September 30, 2007 instead of the prior periods discussed above is immaterial to both the current and prior quarterly financial statements and prior year financial statements taken as a whole.

Outlook—We anticipate that our effective tax rate for 2007 will be in the range of 35% to 38%. As discussed in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above, our tax returns are subject to examination in each of the jurisdictions in which we operate and the audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the Nine Months Ended September 30, 2007 and 2006

Revenues, operating income and net income for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended September 30,
	2007		2006
		% of Revenues		% of Revenues	% Change
REVENUES
Top Drive
-sales and after-market support	$133,652		$78,409		70.5
-rental operations	81,340		74,034		9.9

Total Top Drive	214,992	63.6	152,443	56.1	41.0
Casing Services	123,005	36.4	119,388	43.9	3.0

Total Revenues	$337,997	100.0	$271,831	100.0	24.3

OPERATING INCOME
Top Drive	$53,344	24.8	$42,143	27.6	26.6
Casing Services	13,345	10.8	20,732	17.4	(35.6)
Research and Engineering	(8,582)	n/a	(3,753)	n/a	(128.7)
Corporate and Other	(22,919)	n/a	(17,498)	n/a	(31.0)

Total Operating Income	$35,188	10.4	$41,624	15.3	(15.5)

NET INCOME	$25,713	7.6	$20,079	7.4	28.1

Total revenues for the nine months ended September 30, 2007 were $338.0 million, compared to $271.8 million in 2006, an increase of $66.2 million, or 24%. This increase, which is discussed in further detail below for both business segments, is primarily due to increased activities in the Top Drive segment, particularly top drive sales and after-market support due to the substantial increase in the top drive unit sales and an increased installed base of top drive units sold.

Operating Income for the nine months ended September 30, 2007 was $35.2 million, compared to $41.6 million in 2006, a decrease of $6.4 million. This decrease is primarily attributable to lower operating income in both Top Drive and Casing Services, increased costs in our Research and Engineering segment and increased selling, general and administrative expenses which are discussed in further detail below.

Net Income for the nine months ended September 30, 2007 was $25.7 million, compared to $20.1 million in 2006, an increase of $5.6 million or 28%. This increase is primarily due to a lower effective income tax rate in 2007 as compared to 2006 and the 2007 period including a $2.1 million tax benefit related to the 2006 return to accrual adjustment as a result of filing our Canadian income tax return, a reversal of $2.1 million in accrued taxes, interest and penalties related to the favorable resolution of a Mexico tax claim and a $2.0 million tax benefit related to the return to accrual adjustment as a result of filing our 2006 U.S. income tax returns in September 2007 (see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above). The 2006 period includes an accrual of $2.6 million related to a withholding tax claim (see Note 7 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

Top Drive Segment

Revenues—Revenues for the nine months ended September 30, 2007 increased $62.5 million compared to 2006, primarily driven by a $55.2 million increase in Top Drive sales and after-market support and a $7.3 million increase in Top Drive rental operations.

Revenues from Top Drive sales and after-market support increased $55.2 million to $133.7 million as compared to 2006, primarily the result of the sale of 93 units during the nine months ended September 30, 2007 as compared to 64 units during the same period in 2006 and a 50% increase in after-market sales and service revenues resulting from an increased installed base of top drive units sold. During the nine months ended September 30, 2007, we sold 93 top drive units, of which 82 were new units and 11 were used units. During the same period in 2006, we sold 64 top drive units, of which 57 were new units and 7 were used units. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold during the nine months ended September 30, 2007 and 2006 were $10.8 million and $6.0 million, respectively.

Revenues from Top Drive rental activities increased to $81.3 million during the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to higher average rental rates partially offset by a 4% decrease in operating days, primarily due to the sale of used units earlier in 2007 and the downtime related to movement of rental units from North America to international markets.

Operating Income—Top Drive Operating Income for the nine months ended September 30, 2007 increased $11.2 million to $53.3 million compared to the same period in 2006. This increase is primarily due to the increase in Top Drive units sold and an increase in average rental rates partially offset by increased manufacturing costs in the current year due to the weakening of the US dollar and lower operating days of our rental fleet.

Casing Services Segment

Revenues—Revenues for the nine months ended September 30, 2007 increased $3.6 million to $123.0 million as compared to the same period in 2006, primarily due to increased activity in proprietary casing running services in North America and increased revenues from our Multiple-Control Line Running System™ activities partially offset by lower conventional casing running services in North America and CASING DRILLING® revenue. Casing Services revenues for the nine months ended September 30, 2006 included $8.7 million in revenues related to the leased rigs which were returned in late 2006. Revenues for the nine months ended September 30, 2007 associated with our proprietary casing running and tubular services business increased 53% as compared to the same period in 2006 due to the increase in demand for our proprietary Casing Drive System™ services and equipment. Revenues for the nine months ended September 30, 2007 associated with our conventional casing and tubing business were flat as compared to the same period in 2006 primarily related to increased revenues from our Multiple-Control Line Running System™ activities offset by a decrease in conventional activities due to competition. CASING DRILLING® revenues for the nine months ended September 30, 2007 decreased 15% as compared to non-rig CASING DRILLING® revenues for the same period in 2006 due to a decrease in the number of projects.

Operating Income—Casing Services’ operating income for the nine months ended September 30, 2007 decreased $7.4 million to $13.3 million compared to same period in 2006 primarily driven by increased labor costs in Tubular Services resulting from competitive pressures in the industry and increased costs associated with the build-up of resources to deliver our CASING DRILLING® throughout the world and lower activity levels in CASING DRILLING®.

Research and Engineering Segment

R&E is comprised of our R&E activities and was a $8.6 million expense for the nine months ended September 30, 2007, an increase of $4.8 million, or approximately 129%, from the same period in 2006 primarily due to increased R&E activities related to field trials of our Casing Services and CASING DRILLING® technologies and the development costs related to our new generation of Top Drive units which were introduced to the market during the summer of 2007.

Corporate and Other Expenses

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the nine months ended September 30, 2007 increased $5.4 million to $22.9 million compared to the same period in 2006 primarily due to increased personnel costs, a substantial amount of professional fees incurred in the first quarter of 2007 as a result of the various issues and events related to the delayed filing of our initial Annual Report on Form 10-K, the increased costs associated with our initial year of testing our internal controls pursuant to Section 404 of the Sarbanes Oxley Act, costs associated with the restatements of our quarterly results for quarters two and three of 2006 and the costs associated with our self-initiated review of our stock option practices and related accounting. Additionally, Corporate and Other for the nine months ended September 30, 2006 included a benefit of $1.2 million related to the collection of a receivable previously written off when the customer filed for bankruptcy in 2003.

Net Income

Net income for the nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Nine Months Ended September 30,
	2007		2006
		% of revenue		% of revenue
Operating Income	$35,188	10.4	$41,624	15.3
Interest Expense	2,769	0.8	3,412	1.2
Interest Income	(1,058)	(0.3)	(1,101)	(0.4)
Foreign Exchange Losses, net	1,044	0.3	1,173	0.4
Other Expense (Income)	(1,217)	(0.3)	3,147	1.2
Income Taxes	7,937	2.3	15,160	5.6

Net Income Before Cumulative Effect of Accounting Change	$25,713	7.6	$19,833	7.3

Interest Expense—Interest expense for the nine months ended September 30, 2007 decreased $0.6 million to $2.8 million as compared to the same period in 2006 primarily due to the 2006 period including a $1.2 million accrual related to a claim for withholding tax on payments made in 2000 to 2004 (see Note 7 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above), partially offset by higher interest expense resulting from higher average debt levels during the 2007 period compared to the same period in 2006.

Interest Income—Interest income for the nine months ended September 30, 2007 was $1.1 million, the same as the comparable period in 2006.

Foreign Exchange Losses—Foreign exchange losses decreased $0.1 million to $1.0 million for the nine month period ended September 30, 2007 as compared to the same period in 2006 primarily due to the weakening of the U.S. dollar for our operations in foreign jurisdictions, primarily in Canada, net of a $0.3 million gain on outstanding forward currency contracts during the 2007 period.

Other Expense (Income)—Other income for the nine months ended September 30, 2007 was $1.2 million compared to Other expense of $3.1 million for the same period in 2006, a change of $4.3 million. The change is primarily related to the 2007 period including the reversal of $1.4 million in accrued interest and penalties related to the favorable resolution of a Mexico tax claim and the 2006 period including an accrual of $2.6 million related to a withholding tax claim (see Notes 6 and 7 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

Income Taxes—Our effective tax rate for the nine months ended September 30, 2007 was 24% compared to 43% for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 reflects the cumulative effect of a $2.1 million benefit related to the reversal of valuation allowances on foreign tax credits and recognizing the benefit of research and development credits related to the 2006 tax return to accrual adjustment as a result of filing our Canadian income tax return, a $0.7 million tax benefit related to the favorable resolution of a Mexico tax claim and a $2.0 million tax benefit, as a result of filing our U.S. income tax returns in September 2007, primarily related to income attributed to the U.S. branch of the Company and the reversal of a valuation allowance provided on net operating losses in that branch (see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above). The benefit related to the filing of the Company’s U.S. income tax return in September 2007 was due to an allocation of 2006 earnings between the Company’s U.S. subsidiary and U.S. branch in the preparation of its tax returns. Because this allocation was not performed in preparation of the Company’s 2006 income tax provision, such benefit should have been recorded in 2006. The Company believes that the effect of recording this tax adjustment in the three month period ended September 30, 2007 instead of the prior period discussed above is immaterial to both the quarterly financial statements and prior year financial statements taken as a whole. The effective tax rate for the nine months ended September 30, 2006 includes approximately $1.6 million of tax expense related to Canadian tax law changes which incrementally reduced the statutory tax rates for both Canadian federal and Alberta taxes.

Recent Quarterly Trends

Revenue for the three months ended September 30, 2007 was $113.9 million, compared to $109.8 million for the three months ended June 30, 2007, an increase of $4.1 million, or 3.7%. This increase is primarily due to an increase of $3.9 million in the Top Drive segment and a $0.2 million increase in the Casing Services segment.

•

The increase in the Top Drive segment revenues is primarily the result of a $3.9 million increase in Top Drive rental revenues due to a 14% increase in operating days resulting from fewer units undergoing routine maintenance, the deployment of units into the Mexican market as well as continuing high market activity.

•

During the three months ended September 30, 2007, we sold 25 top drive units (23 new units and 2 used units) as compared to 31 units (27 new units and 4 used units) during the three months ended June 30, 2007. The decrease in new top drive unit sales was due to fewer units produced during the third quarter 2007 due to the composition of our order base changing to larger, more complex top drive models and more of our manufacturing capacity being devoted to building rental units in response to strong market demand.

•

The increase in the Casing Services segment revenues was primarily due to a 62% increase in CASING DRILLING® revenue due to increased project activity, partially offset by a 3% decrease in conventional Tubular Services revenues due to increased competition, a 79% decrease in sales of our Casing Drive System™, and a 9% decrease in our proprietary Tubular Services revenues due to Canadian market activity and weather. The conventional casing and tubing business revenues for the three months ended September 30, 2007 also included $2.3 million related to businesses acquired during the period (see “Acquisitions” below).

Operating Income for the three months ended September 30, 2007 was $8.6 million, compared to $7.6 million for the three months ended June 30, 2007, an increase of $1.0 million, or 13.2% primarily attributable to the Top Drive business segment.

•

The increase in Top Drive operating income of $0.9 million, or 6%, is primarily due to increased rental activity, partially offset by fewer top drive unit sales discussed above and increased manufacturing costs due to the weakening US dollar.

•

The decrease in the Casing Services operating income of $1.0 million, or 29%, is primarily due to increased Tubular Services labor costs resulting from competitive pressures in the industry and costs associated with the build-up of resources to deliver CASING DRILLING® throughout the world.

•

R&E expenses for the three months ended September 30, 2007 were $3.6 million, compared to $2.3 million for the three months ended June 30, 2007 primarily due to increased costs related to the design, development and testing of a new generation of top drive units introduced to the market this past summer and field trials of our proprietary Casing Services technologies.

•

Corporate and Other expenses was $5.9 million for the three months ended September 30, 2007 as compared to $8.3 million for the three months ended June 30, 2007 due to lower employee benefit costs and incentive accruals.

Net Income for the three months ended September 30, 2007 was $10.8 million, compared to $3.9 million for the three months ended June 30, 2007, an increase of $6.9 million, or 181% primarily due to a $2.1 million tax benefit related to the 2006 return to accrual adjustment as a result of filing our Canadian income tax return, a reversal of $2.1 million in accrued taxes, interest and penalties related to the favorable resolution of a Mexico tax claim, a $2.0 million tax benefit related to the return to accrual adjustment as a result of filing our 2006 U.S. income tax returns in September 2007 and the increase in operating income discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents and debt position at September 30, 2007 and December 31, 2006 was as follows (in thousands):

	September 30, 2007	December 31, 2006
Cash	$7,152	$14,923
Current Portion of Long Term Debt	(9,991)	(9,991)
Long Term Debt	(55,016)	(34,509)

Net Debt	$(57,855)	$(29,577)

The increase in Net Debt during the nine months ended September 30, 2007 was primarily due to debt incurred to finance the Tubular Services acquisitions of $19.6 million during the third quarter and increased inventory levels discussed below.

On June 5, 2007, we entered into a $125 million amended and restated credit agreement (the “Amended Credit Agreement”) that amended and restated that certain credit agreement between us and the existing lenders dated as of November 2, 2005 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for up to $100 million in revolving loans and swingline loans (collectively, the “Revolver”). The Term Loan maturity date of October 31, 2009 remains unchanged.

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of September 30, 2007, we had $9.8 million in letters of credit outstanding and $47.7 million available under the Revolver.

The Amended Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, we are prohibited from incurring any additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all of our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. We believe the Company was in compliance with its debt compliance covenants in the Amended Credit Agreement.

At any time during the term of the Amended Credit Agreement, we may, so long as no event of default has occurred and is continuing, elect to increase the maximum amount available under the Revolver from $100 million up to an amount not to exceed $150 million through increases of commitments by existing lenders or the addition of new lenders as determined by JP Morgan Chase Bank, N.A., in consultation with us. For a more complete description of the Amended Credit Agreement, please refer to Note 3 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above.

Our investment in working capital, excluding cash and short term debt, has increased $46.0 million to $153.0 million at September 30, 2007 from $107.0 million at December 31, 2006. The increase during the nine months ended September 30, 2007 was primarily attributable to an increase in inventory balances due to higher inventory levels discussed below and the weakening of the US dollar which increased the US dollar value of our inventories, and an increase in prepaid current assets due to the payment of our annual insurance premiums in the second quarter of 2007. At September 30, 2007, we had a Top Drive manufacturing backlog of 30 compared to a backlog of 68 at December 31, 2006.

Following is the calculation of working capital, excluding cash and debt, at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Current Assets	$234,705	$198,924
Current Liabilities	(84,553)	(87,015)

Working Capital	150,152	111,909
Less:
Cash and Cash Equivalents	(7,152)	(14,923)
Current Portion of Long Term Debt	9,991	9,991

Working Capital, Excluding Cash and Short Term Debt	$152,991	$106,977

Our third quarter top drive sales were lower than sales in the second quarter as the composition of our order base has changed to larger, more complex top drive models. However, we continue to project our production to be approximately 30 top drive units a quarter. As a result, our inventories at our manufacturing facility have increased as our production in the last two quarters was below our targeted production. Additionally, our inventory balance has increased in value due to the weakening of the US dollar during 2007. As our top drive unit production returns to projected levels, we believe that inventories will decrease accordingly.

During the nine months ended September 30, 2007, our capital expenditures were $37.7 million, primarily related to Casing Services. We project our capital expenditures for 2007 to be approximately $55 to $60 million which will primarily consist of equipment for our Casing Services segment and Top Drive rental fleet additions.

We believe cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund our working capital needs and capital expenditures.

ACQUISITIONS

During the three months ended September 30, 2007, we acquired three businesses (two of which were discussed in our second quarterly report) that provide conventional casing running and tubular services in North America. The total purchase price for these acquisitions was $19.6 million. These acquisitions were funded by our Revolver and are anticipated to be accretive to earnings in 2007. The acquired businesses contributed $2.3 million in revenues for the three months ended September 30, 2007. All of these assets and operating results are included in the Casing Services business segment as they provide expansion opportunities for our proprietary Casing Drive System™ for casing running as well as further opportunities to expand our CASING DRILLING® offering.

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

Revenue Recognition—We recognize revenues when the earnings process is complete and collectibility is reasonably assured when title, risk of loss and physical possession of the equipment is transferred to the customer, with no right of return. For sales transactions where title and risk of loss have transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the product being in the physical possession of the customer, the recognition of the revenues and related inventory costs from their transactions are required to be deferred until the customer takes physical possession of the equipment. For services and rental activities, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in our accrual for uncertain tax positions. For further discussion, see Note 6 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the impact of the adoption of this statement effective January 1, 2008 and it is not anticipated to have a material impact to our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of the adoption of this statement effective January 1, 2008, and it is not anticipated to have a material impact to our financial statements.

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

The principal differences that result in material measurement changes in our condensed consolidated financial statements between U.S. and Canadian GAAP are:

(a)	Product development costs—Certain costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized and amortized under Canadian GAAP.

(b)	Investment in marketable securities of affiliates—Under U.S. GAAP, marketable securities held as portfolio investments are carried on the balance sheet at market value at the balance sheet date. For securities identified as available-for-sale, U.S. GAAP requires that unrealized gains and losses are reflected in shareholders’ equity as a component of accumulated other comprehensive income. However, under Canadian GAAP unrealized gains and losses on marketable securities are included in income.

(c)	Reduction of capital—In November 1993, we reduced our share capital by $11.0 million to eliminate our accumulated deficit by reducing share capital. U.S. GAAP does not allow the reduction of capital to be shown in our consolidated financial statements. However, Canadian GAAP allows the reduction of capital to be shown in financial statements.

For the three month and nine month periods ended September 30, 2007 and 2006, the primary differences between net income (loss) under U.S. GAAP and Canadian GAAP is related to the amortization of product development costs and the recognition of unrealized gains and losses on the Turnkey warrants. These differences in net income did not materially impact the discussion of results of operations discussed above. Following is net income and earnings per share for the three month and nine month periods ended September 30, 2007 and 2006 in conformity with U.S. and Canadian GAAP (in thousands, except per share amounts):

	Three Months Ended September 30,
	2007	2006
Net Income
U.S. GAAP	$10,839	$8,466
Canadian GAAP	10,132	8,231
Net earnings—per common share (basic)
U.S. GAAP	$0.29	$0.24
Canadian GAAP	0.28	0.23
Net earnings—per common share (diluted)
U.S. GAAP	$0.29	$0.23
Canadian GAAP	0.27	0.22

	Nine Months Ended September 30,
	2007	2006
Net Income
U.S. GAAP	$25,713	$20,079
Canadian GAAP	25,366	18,934
Net earnings—per common share (basic)
U.S. GAAP	$0.71	$0.56
Canadian GAAP	0.70	0.53
Net earnings—per common share (diluted)
U.S. GAAP	$0.69	$0.55
Canadian GAAP	0.68	0.52

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At September 30, 2007, we entered into a twelve month foreign currency forward contract with notional amounts aggregating C$42.0 million to hedge approximately 50% of the Canadian dollar requirements of our Canadian manufacturing operations. The fair market value of outstanding forward currency contracts was $0.3 million at September 30, 2007. A one percent change in exchange rates for the Canadian dollar would change the fair value of these forward currency contracts by approximately $0.4 million.

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

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. The fair value of our long term debt at September 30, 2007 is assumed to be approximately equal to the carrying value since the interest rate floats, based on prime or LIBOR. A one percent change in interest rates would increase or decrease interest expense $0.7 million annually based on amounts outstanding at September 30, 2007.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks.

ITEM 4.	CONTROLS AND PROCEDURES.

Material Weaknesses Previously Disclosed

As discussed in our annual report on Form 10-K for the year ended December 31, 2006, we did not maintain effective controls as of December 31, 2006, involving (1) the corporate financial reporting organization’s monitoring and oversight role of our U.S. Casing Services Business Unit, and (2) the overall financial reporting of our U.S. Casing Services Business Unit, including the complement of personnel, review and approval of manual journal entries, timely reconciliations of databases and bank account reconciliations and the existence, accuracy and completeness of fixed asset records. The remedial actions implemented in the first three quarters of 2007 related to these material weaknesses are described below.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, our CEO and CFO concluded that as a result of the material weaknesses discussed above, our disclosure controls and procedures were not effective as of September 30, 2007. Because of these material weaknesses, we performed additional procedures to ensure that our financial statements as of and for the quarter ended September 30, 2007 were fairly presented in all material respects in accordance with generally accepted accounting principles in the United States.

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

•	Enhanced the corporate oversight role by requiring monthly review of significant accounts at the U.S. Casing Services Business Unit.

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

These remediation efforts have changed our internal control over financial reporting in the third quarter of 2007 in a manner that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than the efforts taken as described above and the improvements resulting there from except as described below, there were no other changes in our internal controls over financial reporting or other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting during the period covered by this report.

In connection with the preparation of the financial statements for the quarter ended September 30, 2007 we identified certain tax return to provision adjustments related to our recent Canadian and U.S. tax return filings. We identified these adjustments as a result of our existing control procedures but they were not recorded in the proper period as described in Note 6 to the Consolidated Financial Statements included in Item 1, “Financial Statements (Unaudited)”. However, we are in the process of evaluating the impact of these tax return to provision adjustments on our current control environment at the time of filing this report.

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

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS™ infringes certain of Varco’s U.S. patents. In July 2006, the Louisiana case was transferred to the federal district court in Houston. In September 2006, we filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office accepted the Varco patent for reexamination and issued a preliminary ruling in our favor. The reexamination remains in process. The district court has granted our motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our CDS™ infringes two patents held by Franks. We believe we have meritorious defenses to this claim. The case is in the claim construction phase. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

We do not believe that any such proceedings currently underway against us, either individually or in the aggregate, will have a material adverse effect on the our consolidated financial position, results of operations or cash flows. However, there can be no assurances as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

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

As previously disclosed in a current report on Form 8-K filed on June 20, 2007, Mr. Tessari resigned from his position of Chief Technology Officer of Tesco Corporation, effective July 16, 2007; accordingly, the loss or incapacity of Mr. Tessari as an employee is no longer a Risk Factor applicable to our business. Mr. Tessari remains a member of our Board of Directors.

Other than as disclosed above, there have been no material changes to the Risk Factors described in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

3.1	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006 (the “Form S-8”))

3.2	By-laws of Tesco Corporation (incorporated by reference to Exhibit 4.2 to the Form S-8)

10.1	Amended and Restated Credit Agreement dated as of June 5, 2007 by and among the Registrant, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2007)

10.2	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 21, 2007 (the “Form 8-K”))

10.3	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana,
President and Chief Executive Officer

Date: November 13, 2007

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Exhibit No.	Description
3.1	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006 (the “Form S-8”))

3.2	By-laws of Tesco Corporation (incorporated by reference to Exhibit 4.2 to the Form S-8)

10.1	Amended and Restated Credit Agreement dated as of June 5, 2007 by and among the Registrant, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2007)

10.2	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 21, 2007 (the “Form 8-K”))

10.3	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation