Form 10-K
period 2007-12-31
TESCO CORP
filed 2008-02-27
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $554,101,683. This figure is estimated as of February 19, 2008, at which date the closing price of the registrant’s shares on the Nasdaq Global Market was $21.67 per share.

Number of shares of Common Stock outstanding as of February 19, 2008: 36,846,210

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: Proxy Statement for 2008 Annual Meeting of Stockholders—Part III

i

PART I

ITEM 1.	BUSINESS.

General

Background

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for, and producing, oil and gas.

TESCO was created on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation. The amalgamated corporation continued under the name Tesco Corporation, which is organized under the laws of Alberta Canada. Unless the context indicates otherwise, a reference in this Form 10-K to “TESCO”, “the Company”, “we” or “us” includes Tesco Corporation and its subsidiaries.

Our principal executive offices are located at 3993 West Sam Houston Parkway North, Suite 100, Houston, Texas 77043, our telephone number is (713) 359-7000, and our Internet website address is www.tescocorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed in the United States (“U.S.”) with the U.S. Securities and Exchange Commission (“SEC”) and in Canada on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Our Ethics Policy is also posted on our website. Our common stock is traded on the Toronto Stock Exchange under the symbol “TEO” and on the Nasdaq Global Market under the symbol “TESO.”

Reporting

By the end of 2006, we determined that we no longer qualified for foreign private issuer status related to periodic reporting of our financial results with the SEC. As a result, we were required to prepare and file our Annual Report on Form 10-K reporting our annual results for the year ended December 31, 2006 and file quarterly reports on Form 10-Q for our future quarterly results thereafter. Also, at December 31, 2006, we began reporting our results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, we have restated our results of operations and financial position for the years 2003 through 2006 to conform to U.S. GAAP. Although we are a U.S. registrant with the SEC, we are still organized under the laws of Alberta and are therefore subject to the Business Corporation Act (Alberta). We are also a reporting issuer (or the equivalent) in each of the provinces and territories of Canada and are subject to securities legislation in each of those jurisdictions.

Effective January 1, 2006, we adopted the U.S. dollar as our reporting currency since a majority of our revenue is closely tied to the U.S. dollar, and reporting our results in U.S. dollars facilitates comparability to other oil and gas service companies. Unless indicated otherwise, all amounts stated in this Form 10-K are denominated in U.S. dollars. All references to US$ or to $ are to U.S. dollars and references to C$ are to Canadian dollars.

Changing the reporting currency affects the presentation in our Consolidated Financial Statements, but not the underlying accounting records, which are maintained in the functional currency of our business units. The functional currency for our Canadian operations is the Canadian dollar; however the U.S. dollar became the functional currency in all other regions, effective January 1, 2006. The financial results for Canadian operations have been translated into U.S. dollars as described in Note 2 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Segments

We organize our activities into three business segments, Top Drives, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Casing Services business includes CASING DRILLING® and our proprietary and conventional Tubular Services. The Research and Engineering (“R&E”) segment is comprised of our research and development activities related to our Casing Services technology and Top Drive model development. For financial information regarding each segment, including revenues from external customers and a measure of profit or loss, refer to Part II, Item 7 of this Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation).

In addition, please refer to Part II, Item 8, Note 13 of the Consolidated Financial Statements for segment and geographic information.

Top Drive Segment

Our Top Drive segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide rental top drives on a day-rate basis for land and offshore drilling rigs, offering a range of systems that can be installed in practically any mast configuration, including workover rigs. Our rental fleet is composed of hydraulically powered top drive systems, with power ratings of 460 to 1,205 horsepower and load path ratings of 150 to 650 tons, each equipped with its own independent diesel engine driven hydraulic power unit. This unique combination permits a high level of portability and installation flexibility.

Our top drive system rental fleet is deployed strategically around the world to be available to customers on a timely basis. Top drive rental revenue from our customers was $109.7 million in 2007, $101.9 million in 2006, and $74.5 million in 2005. The geographic distribution of the 110 unit fleet at December 31, 2007 included the following regions (in order of the size of our rental fleet in each region): the United States, South America, Asia Pacific, Mexico, Canada, Russia and the Middle East. We continue to see increasing demand for rental top drives internationally. Thus, we plan to increase our fleet size to approximately 120 units and to evaluate the allocation of our fleet throughout the world. Additionally, subject to market conditions, we intend to revitalize our top drive rental fleet by selling certain used units and replacing them with newer models. We intend to manage our fleet revitalization program to minimize disruptions to our rental operations.

We also offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 650 tons. With each top drive we sell, we offer the services of top drive technicians who provide customers with training, installation and support services. In response to market demand and requests from a specific client, in 2006 we commercialized a new alternating current (“AC”) electric top drive model, the EMI400, available with 150 and 250 ton load path configurations. A growing need for high performance, compact electric top drives installed on late-generation automated drilling rigs provided significant opportunity for the EMI machine. In 2006 this platform accounted for the largest unit count of top drives that we sold. The EMI machine utilizes more standard commercial AC induction drive technology, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base.

In response to market trends in 2006 we began the development of two new top drive drilling systems: the hydraulic HXI system and the AC electric EXI system. We developed the HXI machine to meet demands from both our third party, largely drilling contractor client base and our rental fleet needs. The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance at the quill. The HXI machine has a load path rating of 250 tons and has a 700 horsepower self-contained diesel driven hydraulic power unit. The EXI system is a completely new design and offers a full suite of operational features. We developed the EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 tons, generates 600 horsepower at the quill and uses commercial AC induction drive technology, allowing for ease in rig interface and permitting the selection of components from a broad range of power electronics providers.

We first commercialized the EXI and HXI machines in 2007 and are currently standard products offered globally. We plan to add HXI machines to our rental fleet as part of an upgrade program as well as sell them to our traditional customer base. We intend to offer the EXI system as a sale item only.

In 2007, we increased our manufacturing capacity and sales of new top drive units. As a result, in 2007 we sold 102 new top drive units compared to 86 new units sold in 2006 and 21 new units sold in 2005. Additionally, we routinely sell top drive units from our rental fleet. In 2007, we sold 20 used top drive units, compared with 8 used units sold in 2006 and 14 used units sold in 2005. We include the sales proceeds of used top drive units in revenues and the net book value of the equipment sold in cost of sales and services. Revenue from top drive sales was $127.6 million in 2007, $81.5 million in 2006 and $30.8 million in 2005.

We also provide Top Drive after-market sales and support to our customers on an ongoing basis and maintain regional stocks of high-demand parts, as well as trained field and shop service personnel to support both our own rental units and units owned by our customers. Revenue from Top Drive after-market sales and support was $51.9 million in 2007, $35.8 million in 2006 and $20.5 million in 2005.

Raw materials

We buy raw material and components from many different vendors located throughout the world. We also buy many electrical components, including permanent magnet and induction motors and drives, as well as hydraulic components such as motors, from suppliers located in the United States. In order to manufacture many of our proprietary parts, we require substantial quantities of steel forgings. There continues to be inflationary pressure on forgings, machined products and fabrications for our top drives. However, during 2007 we experienced more stability in the price of steel and associated products when compared to 2006. Beginning in 2007, we initiated a program to expand our sourcing of forgings, machined products and fabrications from regions outside of North America in an effort to lower our manufacturing costs.

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

We manufacture five distinct model series of top drive systems, using hydraulic, permanent magnet AC and induction AC technology. We believe that we are industry leaders in the development and provision of permanent magnet technology in both portable and permanently installed top drive systems. This technology provides very high power density, allowing for high performance and low weight. In smaller horsepower systems, we use AC induction technology and late generation power electronics. As a result of the customized nature of the motors used in our top drive products, our ability to supply certain of our AC electric top drive models depends upon the supply of certain AC motors and variable frequency drive technology obtained from a specific manufacturer.

Seasonality

Our top drive rental business is subject to seasonal cycles, associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations. The most significant of these occur in Canada and Russia, where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen. However, we feel we have limited exposure to this issue because as of December 31, 2007 less than 10% of our top drive rental fleet operated in Canada and Russia.

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

The top drive sales business is typically unaffected by seasonality.

Inventory

Since mid-2006 we have increased our manufacturing capacity to meet our customer and internal demand. Our current capacity allows us to build 10 to 14 top drive units per month, depending on system complexity, compared with total production in 2005 of 28 top drive units. This increase in top drive units sold to customers has increased our installed base throughout the world which has provided expansion opportunities for our after-market sales and service business. Also, over the last three years, our average revenue per unit sold has increased due to a shift in market demand to larger, more complex units. These factors have driven our increase in inventory levels. In 2006 we initiated a Sales and Operational Planning program to balance market demand with inventory and our ability to supply top drives. We believe that our Top Drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce. In addition, we must maintain additional inventory of long lead time items and semi-finished goods to support our after-market sales and service business and our manufacturing operations. During the installation of a new inventory planning and purchasing system at our manufacturing plant in 2007, we experienced implementation problems with our purchasing process that caused inventory to increase significantly above desired levels at December 31, 2007. We believe that during 2008, our inventory levels will return to desired levels.

Customers

Our customers for top drive sales and after-market sales and service include drilling contractors, rig builders and equipment brokers and occasionally, major and independent oil and gas companies and national oil companies who wish to own and manage their own top drive systems. Our customers for our rental fleet include drilling contractors, major and independent oil and gas companies and national oil companies. Demand for our Top Drive products depends primarily upon capital spending of drilling contractors and oil and gas companies and the level of drilling activity. Additionally, our top drive business is distributed globally with 65% of our top drive revenues generated in the North American markets (excluding Mexico) and 35% in international markets.

Backlog

We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit. We ended 2007 with a backlog of 38 top drive units, with a total value of $39.2 million, compared to a backlog of 68 units at December 31, 2006, with a total value of $57.7 million. Our backlog since mid-2006 has declined as a consequence of significantly increasing our manufacturing capacity to 10 to 14 top drives per month and our sales efforts not increasing at the same rate as our manufacturing capacity. We believe that for our Top Drive business, a backlog of two quarters of production is reasonable and allows us to effectively manage our supply chain and workforce, yet be responsive to our client base.

Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly or job rates. Accordingly, there is no backlog for services. Customers may cancel orders, but they forfeit their non-refundable deposit, if any. There can be no assurance that our backlog for our fee-for-service business will ultimately be realized as revenue or if so at a profit.

Competitive conditions

We were the first top drive manufacturer to provide portable top drives for land drilling rigs, thereby accelerating the growth of the onshore top drive market. According to recent industry data, approximately 50% of operating land drilling rigs are currently equipped with top drive systems, excluding the former Soviet Union and China where few rigs operate with top drives today. By contrast, approximately 95% of offshore rigs are equipped with top drives. In our estimation, significant further market potential exists for our top drive drilling system technology, including both portable and permanently installed applications. Further, where many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we believe a market for replacement systems will be created. This represents an important opportunity for TESCO.

Our top drives offer portability and flexibility, permitting drilling companies to conduct top drive drilling for all or any portion of a well. Our electric top drive systems utilize late-generation alternating current technology, with most models employing permanent magnet or induction motors and a computerized Programmable Logic Control (“PLC”) system. The non-sparking and lightweight permanent magnet technology employed in our larger, high horsepower systems represents a significant technological advancement over more conventional electric top drives.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd. We have the second largest third party installed base, following NOV, and are also the number two global provider of top drives, again following NOV. Of the three major top drive system providers, we are the only company that maintains a sizeable fleet of assets solely for the purposes of rental. Competition in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, and, to a lesser extent, price.

Casing Services Segment

Tubular Services

Our Casing Services business segment includes a substantial tubular services business, which we previously referred to as the casing running business. Casing is steel pipe that is installed in the well bore of oil, gas or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well. Most operators and drilling contractors install casing using specialized service companies, like ours, who use specialized equipment and personnel trained for this purpose. This service is typically offered as a “call out” service on a well-by-well basis. Every well drilled requires at least one casing string and many require three or more strings.

We have made a two-pronged entry into the tubular services market over the past several years. The first was the development of our technology-based Proprietary Casing Running Service (“PCRS”), which uses certain components of our CASING DRILLING® technology, in particular the Casing Drive System™ (CDS™), to provide a more automated method for running casing and, if required, reaming the casing into the hole. The CDS™ is a tool which facilitates running and reaming casing into a well bore on any rig equipped with a top drive. PCRS can be used with any top drive and offers improved safety and efficiency over traditional methods. PCRS was initially launched in Canada in 2002, and has since expanded into our other regional markets.

The second prong of our entry into the tubular services market was to acquire existing casing running businesses. This began with our November 2002 acquisition of the assets and business of Bo Gray Casing and A&M Tubular Maintenance. In June 2005, we acquired the assets of Latco International, Inc. (“Latco”) which carried on business in Southeast Asia, expanding our tubular services presence in the region. During November 2005, we acquired the assets and business of Cheyenne Services, Inc. (“Cheyenne”) and Tong Corporation, Lamb Energy Services L.L.C., and Tong Specialty, L.L.C. (collectively “Tong”). Both Cheyenne and Tong provided equipment and personnel for the installation of tubing and casing in the U.S. Gulf of Mexico and onshore in Louisiana and Texas, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction in work-over and re-entry operations. Additionally, Cheyenne has been a leader in the installation service of deep water smart well completion equipment using its MCLRS™ (Multiple Control Line Running System™) proprietary and patented technology. This technology substantially improves the quality of the installation of high-end well completions and we have seen market expansion of this technology.

During the second half of 2007, we acquired four businesses that provide conventional casing running and tubular services. One of these businesses is based in Colorado and services the Rockies region, including the Piceance basin and the remaining three businesses are based in Alberta, Canada and service the northwest Alberta and northeast British Columbia regions. The combined purchase price of these acquisitions was approximately $21.5 million. These acquisitions expand and strengthen our position in these growing regions and provide expansion opportunities for our proprietary CDS™ business as well as our CASING DRILLING® offering. All of these acquisitions were funded by draws under our revolving credit facility. For a description of these acquisitions, see Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Revenue from the tubular services business increased from $51.8 million in 2005 and $143.3 million in 2006 to $158.7 million in 2007, primarily due to market activity, the growing acceptance of our PCRS offering as well as the effect of the acquisitions during 2005 and 2007. In early 2006 we introduced the brand name Azimuth Tubular Services™ to identify and differentiate our tubular services business.

CASING DRILLING®

Our Casing Services business segment also includes our CASING DRILLING® technology, a revolutionary method for drilling wells which allows them to be drilled with conventional oilwell casing, thereby reducing both drilling time and the incidence of unscheduled drilling events. CASING DRILLING® also minimizes or eliminates the use of conventional drill pipe and drill collars, the problems associated with their use and the time spent “tripping” or removing and reconnecting the drill pipe.

In conventional drilling, the entire string of drill pipe must be removed from the hole each time a drill bit or item of downhole equipment must be replaced. To “trip” or remove and reconnect the drill pipe is a time-consuming process which leaves the hole exposed to a variety of potential well bore integrity problems. With CASING DRILLING®, the well is not drilled with drill pipe; instead, it is drilled with the same standard oilwell casing that is normally inserted in the hole after completion of conventional drilling. The CASING DRILLING® bottomhole assembly, comprising the drill bit and other downhole tools, such as drilling motors, rotary steerable drilling systems, measurement–while–drilling equipment and logging–while–drilling apparatus, are lowered on wireline, or alternatively drill pipe or a tubing string inside the casing and latched to the bottom joint of casing, retaining the ability to maintain the circulation of drilling fluid at all times. In certain applications, the CASING DRILLING® bottomhole assembly can be conveyed into the wellbore by use of the rig’s mud pumps. Tools are recovered in a similar fashion, by use of wireline, or alternatively drill pipe or a tubing string. Since the casing remains in the well at all times, wellbore integrity is preserved, and the risk of a well control incident is reduced. Because the well is cased as it is drilled, the potential for unintentional sidetracking is significantly reduced. The risk of tool loss in the hole is also reduced.

We began to provide CASING DRILLING® as a fully commercial service in 2002, through drilling service contracts with oil and gas operators. Through the end of 2007, we have drilled over 390 wells and 2.6 million feet of hole using this proprietary technology.

Through the end of 2007, we have participated in the drilling of 16 wells where CASING DRILLING® was used in conjunction with industry standard rotary steerable directional drilling technology. We anticipate that the integration of these technologies will develop into a valuable offering to the industry, particularly for high-end offshore applications.

Our revenue from CASING DRILLING® in 2007 was $14.6 million compared to $23.7 million in 2006 and $25.1 million in 2005. In 2005, we decided to discontinue providing CASING DRILLING® services as a rig contractor and focus on providing CASING DRILLING® project management services. As a result, we sold our drilling rigs in December 2005 and returned our leased rigs in late 2006. Included in CASING DRILLING® revenues for 2006 and 2005 are $9.0 million and $18.3 million, respectively, related to CASING DRILLING® activities as a rig contractor. During 2007, we did not provide CASING DRILLING® services as a rig contractor, and we currently do not own or lease any drilling rigs.

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

Customers

Our Casing Services customers are primarily oil and gas operating companies, including major and independent companies, national oil companies and, on occasion, drilling contractors that have the contractual obligation requiring them to provide tubular running and handling services. Demand for our Casing Services strongly depends upon capital spending of oil and gas companies and the level of drilling activity. Additionally, our Casing Services business is primarily focused in the North American markets (excluding Mexico) where 88% of our Casing Services revenues are generated with the remaining 12% from international markets.

Competitive conditions

The conventional tubular services market consists principally of several large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. We have combined the purchased conventional businesses with our PCRS offering and deliver all tubular services through the Azimuth Tubular Services™ brand name. Our Azimuth business represents a significant entry into the global tubular services market. The largest global competitors in this market are Weatherford International, Ltd. (“Weatherford”), Franks International, Inc. (“Franks”) and BJ Services Company. We estimate that we are the third largest provider of services in the global tubular services market based on revenue, with a market share of approximately 10%. Competition in the conventional tubular services market takes place primarily on the basis of the quality of the services offered, the quality and utility of the equipment provided, the proximity of the service provider and equipment to the work site and to a certain extent on price.

We are not currently aware of any commercially or technically viable direct competition for our proprietary CASING DRILLING® retrievable process, services or products, although several of our competitors are known to have developed prototypes that are similar, and in some cases have deployed them in a field environment. We continue to be the only company offering customers a broad range of tool sizes and the possibility of using casing to drill directional wells combined with costly downhole equipment, while providing assurance that such equipment can readily be retrieved when the drilling is complete.

The primary competition to our CASING DRILLING® process remains the traditional drill pipe drilling process and to a lesser extent other methods for casing while drilling that do not involve a retrievable bottom hole assembly. Such alternative methods of casing while drilling are of limited use because the cutting structure and downhole tools must be left in the well when the drilling is complete, and they cannot be combined with rotary steerable technology which permits the drilling of directional (i.e. non-vertical) wells. While we offer such alternative (i.e. non-retrievable) methods in addition to our proprietary CASING DRILLING® process, Weatherford has the largest share of the non-retrievable portions of the market.

We are aware of competitive technology similar to our Casing Drive System™ (CDS™). We believe that we continue to be the market leader in this technology, with the largest market share. Other companies offering similar technology include NOV, Weatherford, and Franks. Our CDS™ system is unique in its ability to be easily and quickly installed on any top drive system and we have the advantage of being able to offer skilled and trained personnel at the field level who have a specialized knowledge of top drive drilling system operations.

Research and Engineering

As a technology driven company, we continue to invest significantly in research and development activities, primarily related to our proprietary technologies in Casing Services and Top Drive model development. The total amount spent on company sponsored research and development activities during 2007 was $12.0 million, compared with $6.0 million in 2006 and $3.9 million in 2005.

Intellectual Property

We pursue patent protection in appropriate jurisdictions for the innovations that have significant potential application to our core businesses. We hold patents and patent applications in the United States, Canada, Europe, Norway, and various other countries. We also hold rights, through patent license agreements, to other patented and/or patent pending technologies. Our patent portfolio currently includes 82 issued patents and in excess of 120 pending patent applications.

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

Please see Part I, Item 1A. “Risk Factors—We have been the subject of patent infringement claims and we may not be able to protect or enforce our intellectual property rights.” In addition, for a discussion of legal proceedings involving our intellectual property, please see Part I, Item 3. “Legal Proceedings.”

Environmental Matters

We did not incur any material expenditures in 2007, 2006 or 2005 as a result of environmental protection requirements, nor do we anticipate environmental protection requirements to have any material financial or operational effects on our capital expenditures, earnings or competitive position in future years.

Employees

As of December 31, 2007, the total number of employees of TESCO and its subsidiaries worldwide was 1,864. We believe our relationship with our employees is good.

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

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, TESCO concerning our anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable, based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this document are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our revenues and earnings are subject to fluctuations period over period and are difficult to forecast.

Our revenues and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the levels of inventories of our products held by end-users and distributors;

•	the mix of our products sold or leased and the margins on those products;

•	new products offered and sold or leased by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations;

•	changes in oil and gas prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	the level of capital equipment project orders, which may vary with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets;

•	the variability of customer orders or a reduction in customer orders, which may leave us with excess or obsolete inventories; and

•	the ability to manufacture and timely deliver customer orders, particularly in the Top Drive segment due to the increasing size and complexity of our models.

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

Concentration of our revenue and management in the United States involves risk.

In 2007 approximately 61% of our revenue was obtained from operations in the U.S. (reduced from 66% during 2006). Also, during 2006 we relocated our corporate headquarters from Canada to the U.S. and began to use the U.S. dollar as our functional and reporting currency. The concentration of revenue and management functions in the U.S. involves certain risks, including the following:

•

increased vulnerability to fluctuations in the U.S. economy; in particular, a severe economic downturn or prolonged recession in the U.S. could have a greater impact on our ability to do business than would otherwise be the case;

•

the devaluation of the U.S. dollar during 2007, particularly in relation to the Canadian dollar in which the U.S. dollar lost approximately 15% of its value in 2007, negatively impacted our financial results. A continued devaluation of the U.S. dollar could increase our Canadian manufacturing costs and our cost of doing business outside of the U.S. in general and it may not be possible to raise the prices and rates we charge customers in U.S. dollars to compensate for these increased costs, or to hedge our exposure to devaluation of the U.S. dollar through currency swaps and other financial instruments; and

•

the U.S. limits the number of visas available to non-U.S. professionals and executives who wish to work in the U.S. The potential inability to obtain such a visa may prevent us from transferring our non-U.S. employees to the U.S, or may restrict our ability to recruit qualified international executives to fill management positions at our corporate headquarters.

Our profitability is driven to a large extent by our ability to deliver the products we manufacture in a timely manner.

Disruptions to our production schedule may adversely impact our ability to meet delivery commitments. If we fail to deliver products according to contract terms, we may suffer financial penalties and a diminution of our commercial reputation and future product orders.

We have been the subject of patent infringement claims and we may not be able to protect or enforce our intellectual property rights.

In three separate actions, we were sued by VARCO I/P, Inc., Franks International, Inc. and Weatherford International, Inc. who have alleged that our CDS™ tool and other equipment and processes violate certain of their patents. See Item 3 “Legal Proceedings.” Our CDS™ tool is used in our tubular services and casing running service. We believe that these suits are without merit and we intend to continue to defend ourselves vigorously. In the event that we are not successful in defending ourselves in one or more of these matters, it may have a material adverse effect on our Casing Services Segment and, therefore, on our business. In addition, in the future we may be subject to other infringement claims and if any of our products were found to be infringing, our consolidated financial results may be adversely affected.

Some of our products and the processes used to produce them have been granted U.S. and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted from our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. Recent changes in U.S. patent law may have the effect of making certain of our patents more likely to be the subject of claims for invalidation.

Our competitors may be able to independently develop technology that is similar to ours without infringing on our patents. This is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents. After our patents expire, our competitors will not be legally constrained from marketing products substantially similar to ours.

Our foreign operations and investments involve special risks.

We sell products and provide services in parts of the world where the political and legal systems are very different from those in the United States and Canada. In places like Russia, Latin America, the Middle East and

Asia/Pacific, we may have difficulty or extra expense in navigating the local bureaucracies and legal systems. We may face challenges in enforcing contracts in local courts or be at a disadvantage when we have a dispute with a customer that is an agency of the state. We may be at a disadvantage to competitors that are not subject to the same international trade and business practice restrictions that U.S. and Canadian law impose on us.

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

Competitive risks may include decisions by existing competitors to attempt to increase market share by reducing prices and decisions by customers to adopt competing technologies. The drilling industry is driven primarily by cost minimization. Our strategy is aimed at reducing drilling costs through the application of new technology. Our competitors, many of whom have a more diverse product line and access to greater amounts of capital, have the ability to compete against the cost savings generated by our technology by reducing prices and by introducing competing technologies. We have limited resources to sustain a prolonged price war and maintain the investment required to continue the commercialization and development of our new technologies.

To compete in our industry, we must continue to develop new technologies and products.

The markets for our products and services are characterized by continual technological developments and we have identified our products as providing technological advantages over other competitive products. As a result, substantial improvements in the scope and quality of product function and performance can occur over a short period of time. If we are not able to develop commercially competitive products in a timely manner in response to changes in technology, our business may be adversely affected. Our future ability to develop new products depends on our ability to:

•	design and commercially produce products that meet the needs of our customers,

•	successfully market new products, and

•	obtain and maintain patent protection.

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

We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our products are often deployed in harsh environments including subsea applications. The failure of these products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have in the past experienced quality problems with raw material vendors, which required us to recall and replace certain equipment and components. We have also in the past received warranty claims and we expect to continue to receive them in the future. Such claims may exceed the reserve we have set aside for them. To the extent that we incur substantial warranty claims in any period because of quality issues with our products, our reputation, ability to obtain future business and earnings could be materially and adversely affected.

We rely on the availability of raw materials, component parts and finished products to produce our products.

We buy raw materials, components and precision machining or sub-assembly services from many different vendors located in Canada, the United States, Europe, Eastern Europe and the Middle East. In order to manufacture many of our proprietary parts, we purchase large steel forgings. The price and lead times for the forgings have increased along with the general increase of steel prices around the world. Further, uncertainty regarding compliance with certain material toughness specifications may make it necessary for us to order additional forgings to manufacture certain replacement parts. We also source a substantial amount of electrical components, including permanent magnet motors and drives as well as a substantial amount of hydraulic components, including hydraulic motors, from suppliers located in the U.S. The inability of suppliers to meet performance, quality specifications and delivery schedules could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment.

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

Our products and services are used in hazardous conditions, and we are subject to risks relating to potential liability claims.

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

We are currently involved in legal proceedings described in Part I, Item 3. “Legal Proceedings” below. From time to time, we may become subject to additional legal proceedings which may include employment, tort, intellectual property, tax and other claims. We are also subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our business requires the retention and recruitment of a skilled workforce and key employees, and the loss of such employees could result in the failure to implement our business plans.

As a technology based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology, especially CASING DRILLING®. We compete for these professionals, not only with other companies in the same industry, but with oil and gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction.

The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Julio M. Quintana, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess.

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

Management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007. If we discover a material weakness in the future, we may not be able to provide reasonable assurance regarding the reliability of our financial statements. As a result, investors could lose confidence in our reported results which could have a negative effect on the trading of our securities.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports. If we cannot provide reasonable assurance with respect to our financial reports, investors could lose confidence in our reported financial information, which could have a negative effect on the trading of our securities.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2007, management’s assessment of our internal controls over financial reporting identified material weaknesses in our internal controls related to (1) the corporate financial reporting organization’s monitoring and oversight role of our U.S. Casing Services Business Unit, and (2) the overall financial reporting of our U.S. Casing Services Business Unit, including the complement of personnel, review and approval of manual journal entries, timely reconciliations of databases and bank account reconciliations and the existence, accuracy and completeness of fixed asset records. During 2007, we made significant progress in implementing the remediation plans that we established to address these material weaknesses which resulted in the successful remediation of the above referenced material weaknesses in internal controls as of December 31, 2007 and our management’s determination that our internal controls over financial reporting were effective as of December 31, 2007. Although we determined that our internal controls over financial reporting were effective, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table details our principal facilities, including (i) all properties which we own, and (ii) those leased properties which serve as corporate or regional headquarters.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas	26,549	Leased	Corporate headquarters.

Houston, Texas	67,820	Owned	Headquarters for North American operations in both Top Drive and Casing Services segments, and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas	21,950	Owned	Regional operations base for the Casing Services segment in East Texas and Northern Louisiana.

Lafayette, Louisiana	12,259	Owned	Regional operations base for the Casing Services segment in southern Louisiana and the Gulf of Mexico.

Calgary, Alberta, Canada	36,900	Owned	Headquarters and operations base for Canadian operations, research and development, and certain other corporate functions.

Calgary, Alberta, Canada	85,000	Owned	Manufacturing of top drives and other equipment.

Buenos Aires, Argentina	3,935	Leased	Regional headquarters for Latin America, including Mexico.

Aberdeen, Scotland	10,915	Leased	Regional headquarters for Europe, including the former Soviet Union, and West Africa

Dubai, United Arab Emirates	1,560	Leased	Regional headquarters for the Middle East, North Africa, and East Africa

Jakarta, Indonesia	7,469	Leased	Regional headquarters for the Asia Pacific region, including India, China, Japan, Australia and New Zealand

In addition, we lease operational facilities at four locations in Texas, two in Louisiana, two in Colorado, and one in each of Arkansas, Wyoming and Utah. Each of these locations supports operations in its local area, primarily for the Casing Services segment.

Outside the U.S., we lease additional operating facilities at three locations in Alberta, Canada, as well as in Mexico, Venezuela, Colombia, Ecuador, Argentina, Brazil, Bolivia, Scotland, Norway, Russia, Dubai, Singapore, Indonesia, and Australia. The majority of these facilities support both the Top Drive and Casing Services segments.

Our existing equipment and facilities are considered by management to be adequate to support our operations.

ITEM 3.	LEGAL PROCEEDINGS.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis.

The estimates below represent management’s best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

Patent Litigation

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS™ infringes certain of Varco’s U.S. patents. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, and the reexamination remains in process. The district court has granted our motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable.

Franks International, Inc. (“Franks”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our CDS™ infringes two patents held by Franks. We filed a response denying Franks allegation that our CDS™ is infringing their patents and have asserted the invalidity of their patents. The case is in the discovery phase. The outcome and amounts of any future financial impacts from this litigation are not determinable.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe a total of ten patents held by Weatherford. The technologies referred to in the claim include the CDS™, the CASING DRILLING® system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. We have filed a general denial seeking a judicial determination that we do not infringe the patents in question and/or that the patents are invalid. The case is in the early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable.

Mexico Litigation

In the past, we have been advised by Mexican tax authorities that they believe significant expenses incurred by our Mexican operations in 1996 through 2000 are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions were issued for 1996 through 2000. All of these reassessments were appealed to the Mexican court system and in May 2002, we paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal such reassessments. Between 2003 and 2007, we obtained final court rulings deciding all years in dispute in our favor, except for 1996 for which litigation continues over a new reassessment for 1996 as discussed below. As of December 31, 2007, the years 1997 through 2000 have become statute barred. We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on our financial position, results of operations or cash flows.

In regards to the year 1996, in October 2005, the Mexican Supreme Court denied our appeal of the original 1996 Mexican tax reassessment. In 2005, we estimated that the total exposure for 1996 was $2.1 million and recorded a charge of $1.4 million to other expense relating to interest and penalties and $0.7 million to income tax expense. As a result of this and previous court decisions, a revised reassessment was to be calculated by Mexican authorities, subject to our appeal. There was some uncertainty as to how the amount of the 1996 reassessment should be calculated as a result of the final court decision. In July 2007, we received a new reassessment for 1996 in the amount of approximately $3.4 million. We believe that, as of the date of the new reassessment, the 1996 tax year had already become statute barred, thus making this new reassessment invalid. We have appealed the new reassessment to the Mexican Tax Court. We requested a refund of the deposited amount and in October 2007 we received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in the third quarter of 2007 we reversed the 2005 accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense).

With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that TESCO was owed an additional $3.4 million in interest but this amount was retained by the tax authorities as a deposit for the new assessment received in July 2007. As previously discussed, we believe that the July assessment is invalid. However due to the uncertainty regarding the ultimate amount that will be received from the Mexican tax authorities, we have not recognized this asset.

In 2006, Mexican tax authorities formally requested information from us regarding expenses we deducted in 2001 and 2002. At the time of this filing, no reassessments have been received for these years and management is unable to predict the outcome of this review or estimate the amount of any additional taxes that may be claimed as owed.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. However, at June 30, 2006 we accrued our estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2007, we accrued an additional $0.2 million of interest expense related to this claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding shares of common stock, without par, are listed on the Toronto Stock Exchange under the symbol “TEO” and on the Nasdaq Global Market under the symbol “TESO”. The following table outlines the share price trading range and volume of shares traded by quarter for 2007 and 2006.

	Toronto Stock Exchange			Nasdaq Global Market
	Share Price Trading Range		Share Volume	Share Price Trading Range		Share Volume
	High	Low		High	Low
	(C$ per share)		(in thousands)	($ per share)		(in thousands)
2007
1st Quarter	31.15	19.80	3,062	26.94	16.98	11,887
2nd Quarter	36.70	29.83	4,470	33.38	23.70	11,395
3rd Quarter	36.94	26.15	3,816	34.76	26.20	9,161
4th Quarter	30.38	20.11	4,221	31.12	19.85	11,257
2006
1st Quarter	25.48	19.02	6,390	22.07	16.42	6,972
2nd Quarter	25.30	20.07	2,360	22.87	18.05	6,590
3rd Quarter	24.44	16.35	2,700	21.91	14.62	2,532
4th Quarter	22.09	16.89	2,169	19.22	14.93	4,041

As of February 19, 2008, there were approximately 254 holders of record of TESCO common stock, including brokers and other nominees.

We have not declared or paid any dividends since 1993 and do not expect to declare or pay dividends in the near future. Any decision to pay dividends on our Common Shares will be made by our Board of Directors on the basis of our earnings, financial requirements and other relevant conditions existing at the time. Pursuant to our Amended and Restated Credit Agreement, we are currently prohibited from paying dividends to shareholders.

Performance Graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2002 and ending on December 31, 2007 on our common shares (assuming a $100 investment was made on December 31, 2002) with the total cumulative return of the S&P TSX Composite Index and the Philadelphia Oil Service Sector Index (“OSX”) assuming reinvestment of dividends.

$400
$350
$300
$250
$200
$150
$100
$50
$-
Dec. 31, 2002
Dec. 31, 2003
Dec. 31, 2004
Dec. 31, 2005
Dec. 31, 2006
Dec. 31, 2007

	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007
● Tesco Corp.	$ 100	$ 69	$ 92	$ 157	$ 150	$ 243
■ S & P / TSX Composite Index	$ 100	$ 124	$ 140	$ 170	$ 195	$ 209
▲ OSX	$ 100	$ 108	$ 143	$ 210	$ 231	$ 348

ITEM 6.	SELECTED FINANCIAL DATA.

TESCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except share and per share amounts)
STATEMENTS OF INCOME (LOSS) DATA:
Revenue
-Top Drives	$289.2	$219.2	$125.8	$91.8	$95.2
-Casing Services	173.2	167.0	77.0	46.3	37.4

	462.4	386.2	202.8	138.1	132.6

Operating Income (Loss)
-Top Drives	68.8	64.9	23.5	11.5	6.9
-Casing Services	21.4	28.4	19.0	6.4	0.3
-Research and Engineering	(12.0)	(6.0)	(3.9)	(2.5)	(6.4)
-Corporate and Other	(29.7)	(26.4)	(20.9)	(13.5)	(16.9)

	48.5	60.9	17.7	1.9	(16.1)
Interest Expense, net	3.2	3.2	1.4	2.6	3.3
Other (Income) Expense	2.8	4.1	1.9	2.2	3.9

Income (Loss) Before Income Taxes	42.5	53.6	14.4	(2.9)	(23.3)
Income Taxes	10.2	23.3	6.3	2.7	(7.1)

Income (Loss) Before Cumulative Effect of Accounting Change	32.3	30.3	8.1	(5.6)	(16.2)
Cumulative Effect of Accounting Change, net of income taxes (a)	—	0.2	—	—	—

Net income (loss)	$32.3	$30.5	$8.1	$(5.6)	$(16.2)

Average Number of Common Shares Outstanding
Basic	36,604,338	35,847,266	35,173,264	34,778,463	34,542,532
Diluted	37,403,932	36,593,409	35,628,543	34,778,463	34,542,532
Earnings (Loss) per Average Share of Common Stock
Basic:
Before Cumulative Effect of Accounting Change	$0.88	$0.85	$0.23	$(0.16)	$(0.47)
Cumulative Effect of Accounting Change (a)	—	—	—	—	—

	$0.88	$0.85	$0.23	$(0.16)	$(0.47)

Diluted:
Before Cumulative Effect of Accounting Change	$0.86	$0.83	$0.23	$(0.16)	$(0.47)
Cumulative Effect of Accounting Change (a)	—	—	—	—	—

	$0.86	$0.83	$0.23	$(0.16)	$(0.47)

Cash Dividends per Common Share	$—	$—	$—	$—	$—
BALANCE SHEET DATA:
Total Assets	$476.7	$372.2	$310.3	$224.9	$253.5
Debt and Capital Leases	80.8	44.5	41.3	14.9	52.0
Shareholders’ Equity	304.9	239.4	203.5	177.9	166.7
CASH FLOW DATA:
Cash Flow From Operating Activities	$25.3	$4.9	$14.8	$8.9	$17.9
Cash Flows (Used In) From Investing Activities	(64.4)	(33.2)	(26.6)	0.6	(16.5)
Cash Flows (Used In) From Financing Activities	48.9	9.7	30.2	(37.9)	8.5
OTHER DATA:
Adjusted EBITDA (b)	$79.2	$85.0	$36.7	$19.0	$(0.9)
Net Cash (Debt) (c)	(57.7)	(29.6)	(5.9)	0.8	(11.7)

NOTE: Our consolidated financial statements for the three years ended December 31, 2007, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)	Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) to account for our stock-based compensation program. We elected to adopt the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), we use the same fair value methodology pursuant to SFAS 123 but we are required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, the date we adopted SFAS No. 123(R), we recorded a one-time cumulative benefit of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption.

(b)	Our management evaluates our performance based on non-GAAP measures, of which a primary performance measure is Adjusted EBITDA which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items. This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the historical Consolidated Statements of Income data.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, and non-cash stock compensation expense which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (stock compensation expense) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

Adjusted EBITDA is derived from the Consolidated Statements of Income as follows (in millions):

	Years Ended December 31,
	2007	2006	2005	2004	2003
Net Income (Loss)	$32.3	$30.5	$8.1	$(5.6)	$(16.2)
Income Taxes	10.2	23.3	6.3	2.7	(7.1)
Depreciation and Amortization	27.0	22.5	17.3	14.5	13.7
Net Interest Expense	3.2	3.2	1.4	2.6	3.3
Stock Compensation Expense—non-cash	6.5	5.7	3.6	2.4	1.3
Impairment of Assets—non-cash	—	—	—	2.4	4.1
Cumulative Effect of Accounting Change, net of income taxes	—	(0.2)	—	—	—

Adjusted EBITDA	$79.2	$85.0	$36.7	$19.0	$(0.9)

(c)	Net Cash (Debt) represents the amount that Cash and Cash Equivalents exceeds (or is less than) total Debt of the Company. Net Cash (Debt) is not a calculation based upon U.S. GAAP. The amounts included in the Net Cash (Debt) calculation, however, are derived from amounts included in the historical Consolidated Balance Sheets. In addition, Net Cash (Debt) should not be considered as an alternative to operating cash flows or working capital as a measure of liquidity. We have reported Net Cash (Debt) because we regularly review Net Cash (Debt) as a measure of the Company’s performance. However, the Net Cash (Debt) measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. Net Cash (Debt) is derived from the Consolidated Balance Sheets as follows (in millions):

	Years Ended December 31,
	2007	2006	2005	2004	2003
Cash	$23.1	$14.9	$35.4	$15.7	$40.3
Current Portion of long term debt and capital lease	(10.0)	(10.0)	(0.4)	(2.6)	(49.1)
Bank borrowings	—	—	—	(10.0)	—
Long term debt and capital lease	(70.8)	(34.5)	(40.9)	(2.3)	(2.9)

Net Cash (Debt)	$(57.7)	$(29.6)	$(5.9)	$0.8	$(11.7)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

These risks and uncertainties include, but are not limited to, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services, other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry), and risks; including litigation risks, associated with our intellectual property and risks associated with the performance of our technology. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Copies of our Canadian public filings are available at www.tescocorp.com and at www.sedar.com. Our U.S. public filings are available at www.tescocorp.com and at www.sec.gov.

The following review of TESCO’s financial condition and results of operations should be read in conjunction with its financial statements and related notes included in this Form 10-K. Unless indicated otherwise, all dollar amounts in this Annual Report on Form 10-K are denominated in United States (U.S.) dollars. All references to US$ or to $ are to U.S. dollars and references to C$ are to Canadian dollars.

Certain reclassifications have been made to prior years’ presentation to conform to the current year presentation.

OVERVIEW

Business

We are a global leader in the design, manufacture and service of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas.

We organize our activities into three business segments, Top Drive, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business comprises top drive sales, top drive rentals and after-market sales and service. The Casing Services business includes CASING DRILLING® and our proprietary and conventional Tubular Services. The Research and Engineering (“R&E”) segment is comprised of our research and development activities related to our proprietary technologies in Casing Services and Top Drive model development. For a detailed description of these business segments, see Part I, Item 1. “Business” above.

Revenue for the year ended December 31, 2007 was $462.4 million, compared to $386.2 million in 2006, an increase of $76.2 million, or 20%. This increase is primarily due to increased activities in the Top Drive segment, particularly top drive sales and after-market sales and support due to the substantial increase in the top drive unit sales and increased activity in the Casing Services segment particularly, our proprietary casing services activities. Included in CASING DRILLING® revenues for 2006 is $9.0 million from contract CASING DRILLING® activities which were discontinued in 2006.

Operating Income for the year ended December 31, 2007 was $48.5 million, compared to $60.9 million in 2006, a decrease of $12.4 million. This decrease is primarily attributable to decreased operating income in Casing Services, increased costs in our Research and Engineering segment and increased selling, general and administrative expenses which were partially offset by increased operating income from Top Drives. Results for each business segment are discussed in further detail below.

Net Income for the year ended December 31, 2007 was $32.3 million, or $0.86 per diluted share, compared to $30.5 million in 2006, or $0.83 per diluted share, an increase of $1.8 million. Other than the changes in Operating Income discussed above, in 2007 we benefited from a $3.4 million benefit related to 2006 return to accrual adjustments as a result of filing our Canadian, U.S. and other foreign tax returns and the reversal of $1.4 million in accrued interest and penalties related to the favorable resolution of a Mexico tax claim, partially offset by a $1.8 million foreign exchange loss related to the U.S. dollar receivables held by our Canadian operations and the weakening of the U.S. dollar during the period, a $1.7 million charge related to a reduction in deferred tax assets attributable to reduced statutory tax rates for Canadian federal taxes and a $1.2 million loss related to the expiration of the Turnkey E&P warrants. Additionally, our 2006 Net Income included an accrual of $2.6 million related to a withholding taxes and penalties related to payments over the period from 2000 to 2004 in a foreign jurisdiction, an interest expense accrual of $1.2 million in 2006 arising out of a claim for foreign withholding tax on payments made over the period from 2000 to 2004 and a $1.6 million charge related to a reduction in deferred tax assets attributable to reduced statutory tax rates for both Canadian federal and provincial (Alberta) taxes.

Business Environment

Strong oil and gas drilling activity in 2007 continued to provide significant opportunities for us to expand our customer base. One of the key indicators of our business is the number of active drilling rigs. The average annual number of active drilling rigs (excluding rigs drilling in Russia or onshore China for which reliable estimates are not available) is as follows:

	Years Ended December 31,
	2007	2006	2005
United States	1,763	1,648	1,380
Canada	342	470	458
Latin America (including Mexico)	354	324	316
Europe, Africa and Middle East	408	373	368
Asia Pacific	241	228	225

Worldwide average (source: Baker Hughes rig count)	3,108	3,043	2,747

During 2007, North America average rig activity was flat even though Canada experienced a decline in rig activity. However the international markets continued to expand. As a result, we continued our emphasis of increasing revenues and operating income outside of North America to create a more balanced portfolio between the North American and the international markets. Our 2007 financial performance, as measured in revenues and operating income for both business segments, in North America and throughout the rest of the world, reflects this change in focus that has been made over the last few years. For example, our 2007 revenues outside of North America (consisting of Canada and the U.S.) increased 43% to $120.8 million compared to 2006, and our 2006 revenues increased 80% to $84.4 million as compared to 2005.

According to World Oil, drilling activity for the last three years and forecast for 2008 is:

	For the Years Ended December 31,
	2008	2007	2006	2005
	(forecast)*
Wells drilled
-US	52,383	49,195	48,929	41,189
-Canada	15,002	18,011	24,700	23,790
-Latin America	4,572	4,681	4,717	4,575
-Europe, N. Africa, Middle East	10,746	10,156	9,815	9,013
-Far East	21,477	20,236	19,846	15,236

Worldwide	104,180	102,279	108,007	93,803

*	forecast released by World Oil on January 25, 2008

We believe that the anticipated continuing strength in drilling activity and, in particular, well complexity provides significant opportunities for us. We are committed to expanding our role as a leading service provider to the drilling industry. All of our services and products are delivered through geographic business units to provide customers with a single point of contact for all of our products and services.

We continue to see strong demand for all our products. In North America rig activity is at a twenty year high and the demand for top drives, both sales and rentals, remain strong. Demand for our proprietary tubular services also remains strong due primarily to our technology differentiation. While our conventional tubular services business in the U.S. remains steady, competition for services and personnel have impacted our ability to increase prices to cover rising costs. Even though the overall North American market remained strong throughout 2007, we have seen a weakening in the Gulf of Mexico and Canadian markets. The weakness in the Gulf of Mexico markets has negatively impacted our business, but in the Canadian markets, our Casing Services segment has grown despite the general industry slowdown. On the CASING DRILLING® front, our current activity has recently increased.

Internationally, demand for all our services is strong. The increased rig count throughout 2007 coupled with the increased complexity of wells drilled indicates a strong market for all our products and services.

Outlook

During 2007, we delivered 102 new top drive units to customers, compared to 86 new units delivered to customers in 2006. We ended 2007 with a backlog of 38 top drive units compared to a backlog of 68 units at December 31, 2006. Our backlog since mid-2006 has declined as a consequence of significantly increasing our manufacturing capacity to 10 to 14 top drives per month, to meet both our customer and internal demand and our sales efforts not increasing at the same rate as our manufacturing capacity. We believe that for our Top Drive business, a backlog of two quarters of production is reasonable and allows us to effectively manage our supply chain and workforce, yet be responsive to our client base.

We continue to see increasing demand for rental top drives internationally. Therefore, we plan to increase our fleet size to approximately 120 units and to continue to evaluate the allocation of our fleet throughout the world. Additionally, subject to market conditions, we intend to revitalize our top drive rental fleet by selling certain used units and replacing them with newer models. We will manage our fleet revitalization program such that disruptions to our rental operations are minimized. Based on current market activity, we believe that 2008 new unit sales will be similar to 2007. We continue to focus on lowering our manufacturing costs through better international sourcing and to find ways to minimize the impact of the fluctuations in the value of the U.S. dollar on our sales margins. For our top drive after market sales and services business, we expect a continuing increase as our third party installed base continues to expand around the globe.

Our increased manufacturing capacity since mid-2006 has increased the number of top drive units sold to customers and has increased our installed base throughout the world, providing expansion opportunities for our after-market sales and service business. Also, over the last three years, our average revenue per top drive unit sale has increased due to a shift in market demand to larger, more complex units. These factors have driven our increase in inventory levels. We believe that our Top Drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce. In addition, we must maintain additional inventory of long lead-time items and semi-finished goods to support our after-market business and for our manufacturing operations. During the installation of a new inventory planning and purchasing system at our manufacturing plant in 2007, we experienced implementation problems with our purchasing process that caused inventory to increase significantly above desired levels at December 31, 2007. We believe that during 2008, our inventory levels will return to desired levels.

We continue to move our Casing Services business forward with new customers in both Tubular Services and CASING DRILLING®. On the Tubular Services front, we expect our CDS™ proprietary casing running business and MCLRS™ activities to increase in 2008 compared to 2007 and our conventional activity to remain at a level consistent with 2007. We continue to address the high cost structure of our North American Tubular Services business by optimizing personnel and assets in operating areas that provide the highest returns. Additionally, we continue to expand our tubular services activities in selected international locations. However, as we experienced in 2007, our Tubular Services margins are impacted by competition for the retention and recruitment of experienced personnel (cost pressures) and in our ability to increase prices to offset cost inflation. With respect to our CASING DRILLING® business, we are continuing our investment and believe that its performance should improve in 2008 compared to 2007. During 2007, we incurred a substantial expense to build our resource base to grow CASING DRILLING® at a faster rate. We believe that these investments will yield growth in our CASING DRILLING® revenues in 2008.

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

Revenue, operating income and net income for the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,				% Change
	2007		2006
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$127,592		$81,521		57
-After-market support	51,872		35,781		45
-Rental operations	109,681		101,902		8

Total Top Drive	289,145	63	219,204	57	32
Casing Services
-Conventional	108,203		105,384		3
-Proprietary	50,452		37,920		33
-CASING DRILLING®	14,578		23,669		(38)

Total Casing Services	173,233	37	166,973	43	4

Total Revenues	$462,378	100	$386,177	100	20

OPERATING INCOME
Top Drive	$68,853	24	$64,880	30	6
Casing Services	21,408	12	28,409	17	(25)
Research and Engineering	(12,011)	n/a	(5,956)	n/a	102
Corporate and Other	(29,730)	n/a	(26,430)	n/a	12

Total Operating Income	$48,520	10	$60,903	16	(20)

NET INCOME	$32,302	7	$30,545	8	6

Top Drive Segment

Our Top Drive segment comprises top drive sales, after-market sales and support and top drive rental activities.

Revenues—Revenue for the year ended December 31, 2007 increased $70.0 million compared to 2006, primarily driven by a $46.1 million increase in Top Drive sales, a $16.1 million increase in Top Drive after-market support and a $7.8 million increase in Top Drive rental operations.

Revenues from Top Drive sales increased $46.1 million, or 57%, to $127.6 million as compared to 2006, primarily the result of the sale of 122 units in 2007 compared to 94 units during 2006. During 2007, we sold 122 top drive units, of which 102 were new units and 20 were used units. During 2006, we sold 94 top drive units, of which 86 were new units and eight were used units. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold in 2007 and 2006 were $18.9 million and $6.7 million, respectively.

In addition to selling top drive units, we provide after-market sales and service to support our installed base. Revenues from Top Drive after-market support increased $16.1 million, or 45%, to $51.9 million as compared to 2006, primarily due to the increase in our third party installed base and our efforts to expand this service.

Revenues from Top Drive rental activities increased $7.8 million, or 8%, to $109.7 million as compared to 2006, primarily due to higher average rental rates offset by a decrease in the number of operating days. The decrease in rental days was due to the increased number of used units sold in 2007 and, for units that were replaced, the time lag between when the used units were removed from operations to be prepared for sale and when the new units are mobilized for operations. The number of top drive operating days and average daily operating rates for 2007 and 2006 and the number of rental units in our fleet at year-end 2007 and 2006 were:

	Years Ended December 31,
	2007	2006
Number of operating days	23,086	23,873
Average daily operating rates	$4,310	$3,653
Number of units in rental fleet, end of year	110	115

We define an operating day as a day that a unit in our rental fleet is under contract and operating. We do not include stand-by days in our definition of an operating day.

A stand-by day is a day in which we are paid an amount, which may be less than the full contract rate, to have a top drive rental unit available to a customer but that unit is not operating. In 2007, stand-by revenues from rental operations decreased $4.2 million to $10.5 million due to demand for our top drive rental units.

Operating Income—Top Drive Operating Income for the year ended December 31, 2007 increased $4.0 million to $68.9 million compared to 2006. This increase was primarily driven by the increase in the number of Top Drive units sold in 2007 compared to 2006 (122 units in 2007 compared to 94 units in 2006), higher sales margins on our used Top Drive sales and the reversal of $2.2 million in warranty reserves, partially offset by increased manufacturing costs of our top drives and lower margins in our rental business due to costs related to reallocating our fleet from North American markets to international markets, start-up costs related to new contracts in certain international markets, particularly Mexico, and increased maintenance, refurbishment and recertification costs due to the high utilization of our rental fleet. Our increased manufacturing costs were primarily driven by the weakening of the U.S. dollar, as a majority of our manufacturing costs are incurred in Canadian dollars, and increased costs associated with the disruption of installing a new planning system in our manufacturing plant earlier in the year and the introduction of the two new “X” series top drives into production. The reversal of certain of our warranty reserve in 2007 relates to reserves originally provided in 2005 related to load path parts of certain equipment sold to customers and used in our rental fleet and in 2006 to correct technical problems with our EMI 400 top drives as substantially all of our warranty work was completed at December 31, 2007. For further description of the reversal of certain warranty reserves, see Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING®.

Revenues—Revenues for the year ended December 31, 2007 increased $6.3 million to $173.2 million as compared to 2006. The increase in revenue reflects increased activity in both conventional and proprietary casing running services, primarily in North America offset by decreased CASING DRILLING® activities. Included in CASING DRILLING® revenues for 2006 is $9.0 million from contract CASING DRILLING® activities from leased rigs returned in late 2006.

Tubular services conventional revenue is principally generated from our conventional casing and tubing business, including our Multi-Control Line Running Systems™ (“MCLRS™”) activities. Our Conventional Tubular Services business generated revenue of $108.2 million in 2007, an increase of $2.8 million from 2006. Our MCLRSTM services revenues as a percentage of Conventional Tubular Services revenues were 12% in 2007 as compared to 10% in 2006. Our remaining Conventional Tubular Services business was unchanged in 2007 from 2006 primarily, due to increased competition in the U.S. markets partially offset by $5.4 million in revenues related to our 2007 acquisitions completed in the second half of 2007. For a description of these acquisitions, see Note 4 to the Consolidated Financial Statements in this Form 10-K (Financial Statements and Supplementary Data).

Tubular services proprietary revenue is principally generated from our casing and tubing business utilizing our proprietary casing running technology and the sale of our CDS units and related equipment. Our proprietary tubular services business generated revenue of $50.5 million in 2007, an increase of $12.5 million, or 33%, from 2006, which is primarily due to our proprietary job activity as our job count increased from 1,134 in 2006 to 1,406 in 2007. Our revenues related to the sale of CDS and related equipment was approximately the same between the two periods. The proprietary job count increase is a reflection of our proprietary Casing Drive System™ fleet which increased from 155 units at December 31, 2006 to 177 units at December 31, 2007.

CASING DRILLING® revenue in 2007 was $14.6 million compared to $23.7 million in 2006. Included in CASING DRILLING® revenues for 2006 is $9.0 million in revenues from contract CASING DRILLING® activities which were discontinued in late 2006. As of December 31, 2006, we no longer provide contract drilling services. Our 2007 CASING DRILLING® revenues were approximately equal to those in 2006 excluding the 2006 CASING DRILLING® revenues related to our contract drilling activities. Included in our 2007 CASING DRILLING® revenues was $1.0 million for mobilization efforts for an offshore Norway project which has been indefinitely suspended.

Operating Income—Casing Services’ operating income for the year ended December 31, 2007 decreased $7.0 million to $21.4 million compared to 2006. The decrease in Casing Services’ 2007 operating income compared to 2006 was primarily driven by an increased cost base, including labor and benefit costs, in our Tubular Services businesses resulting from competitive pressures in the industry and increased costs associated with the build-up of resources for our CASING DRILLING® business and expansion of our Tubular Services businesses throughout the world but was partially offset by increased margins in Proprietary Tubular Services.

Research and Engineering Segment

Research and Engineering’s (“R&E”) operating loss is comprised of our R&E activities and was $12.0 million for 2007, an increase of $6.0 million from 2006. This increase is primarily due to expenditures related to the development and market introduction of a new generation of hydraulic and electric Top Drives in the summer of 2007 and additional product development activity focusing on the commercialization and enhancement of existing proprietary technologies in Casing Services.

Corporate and Other

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the year ended December 31, 2007 increased $3.3 million to a $29.7 million loss compared to 2006. This increase is primarily due to the professional fees incurred in the first quarter of 2007 as a result of our transition from a foreign private issuer to a U.S. reporting company, the various issues and events related to the delayed filing of our initial Annual Report on From 10-K, the increased auditing fees associated with our initial year of testing our internal controls pursuant to Section 404 of the Sarbanes Oxley Act, costs associated with the restatements of our quarterly results for the second and third quarters of 2006 and the costs associated with the Company’s self-initiated review of the Company’s stock option practices and related accounting. Corporate and Other’s operating loss includes bad debt expense (benefit) which was $1.2 million for 2007 and ($1.7) million for 2006. The 2006 bad debt benefit reflects the collection of a receivable previously written off when the customer filed for bankruptcy in 2003.

Net Income

	Years ended December 31,
	2007		2006
		% of revenue		% of revenue
Operating Income	$48,520	10	$60,903	16
Interest Expense	4,324	1	4,542	1
Interest Income	(1,150)	—	(1,331)	—
Foreign Exchange Losses	2,899	1	1,068	—
Other (Income) Expense	(18)	—	3,016	1
Income Taxes	10,163	2	23,309	6

Net Income Before Cumulative Effect of Accounting Change	$32,302	7	$30,299	8

Interest Expense—Interest expense for 2007 decreased $0.2 million primarily due to interest expense in 2006 including an accrual of $1.2 million arising out of a claim for foreign withholding tax on payments made over the period from 2000 to 2004 (see Note 10 to the Consolidated Financial Statements) partially offset by interest expense related to higher average debt levels during 2007.

Interest Income—Interest income for 2007 decreased $0.1 million to $1.2 million primarily due to lower average cash balances on hand as compared to 2006 during 2007.

Foreign Exchange Losses—Foreign exchange losses increased $1.8 million to $2.9 million primarily due to the weakening of the U.S. dollar during 2007 against the Canadian dollar related to an increase in U.S. dollar net receivables held by our Canadian operations.

Other (Income) Expense—Other (Income) Expense includes non-operating income and expenses, including investment activities. Following is a detail of the significant items that are included in Other (Income) Expense for 2007 and 2006 (in thousands):

	Years ended December 31,
	2007	2006
Expiration of Turnkey Warrants	$1,176	$—
Reversal of accrued interest and penalties related to Mexico tax claim	(1,341)	—
Withholding tax and penalty accrual in a foreign jurisdiction	—	2,589
Other	147	427

Other (Income) Expense	$(18)	$3,016

For a description of these items, see Notes 2, 8 and 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

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

Our effective tax rate for 2007 was 24% compared to 44% in 2006. The 2007 effective tax rate reflects a $3.4 million benefit related to 2006 return to accrual adjustments as a result of our Canadian, U.S. and other foreign tax returns and a $0.8 million benefit primarily related to the favorable resolution of a Mexico tax claim offset by a $1.7 million charge related to a reduction in deferred tax assets attributable to reduced statutory tax rates for Canadian federal taxes. Our 2007 effective tax rate also includes a $1.5 million benefit related to the release of the valuation allowance established against the foreign tax credits generated in 2006, which was offset by a valuation allowance established against foreign tax credits generated in 2007 and a valuation allowance established against 2007 losses of certain foreign subsidiaries. The 2006 effective tax rate was higher than the federal statutory rate primarily due to a $1.6 million charge related to a reduction in deferred tax assets attributable to Canadian tax law changes which incrementally reduced the statutory tax rates for both Canadian federal and provincial (Alberta) taxes.

The benefit related to filing our 2006 U.S. federal and state tax returns was $2.2 million and was primarily due to an allocation of 2006 earnings between our U.S. subsidiary and U.S. branch in the preparation of our tax returns. Because this allocation was not performed in the preparation of our 2006 income tax provision, such benefit should have been recorded in 2006. We believe that the effect of recording this tax adjustment in 2007 instead of 2006 is immaterial to both the current year and prior year financial statements taken as a whole.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in our foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.

For a further description of income tax matters, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Years Ended December 31, 2006 and 2005

Our performance for the year ended December 31, 2006 improved compared to the year ended December 31, 2005 primarily due to Casing Services’ acquisitions in November 2005, strong oil and gas drilling activity and management’s focus on growing the Casing Services segment, improving the Top Drive rental fleet utilization and increasing Top Drive product and after-market sales. Revenue, operating income and net income for the years ended December 31, 2006 and 2005 were as follows:

	Years Ended December 31,				% Change
	2006		2005
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$81,521		$30,753		165
-After-market support	35,781		20,537		74
-Rental operations	101,902		74,486		37

Total Top Drive	219,204	57	125,776	62	74
Casing Services
-Conventional	105,384		39,397		167
-Proprietary	37,920		12,441		205
-CASING DRILLING®	23,669		25,134		(6)

Total Casing Services	166,973	43	76,972	38	117

Total Revenues	$386,177	100	$202,748	100	90

OPERATING INCOME
Top Drive	$64,880	30	$23,512	19	176
Casing Services	28,409	17	19,019	25	49
Research and Engineering	(5,956)	n/a	(3,925)	n/a	52
Corporate and Other	(26,430)	n/a	(20,860)	n/a	27

Total Operating Income	$60,903	16	$17,746	9	243

NET INCOME	$30,545	8	$8,050	4	279

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

Top Drive Segment

Revenues—Revenue for the year ended December 31, 2006 increased $93.4 million compared to 2005 primarily driven by a $50.8 million increase in Top Drive sales, a $15.2 million increase in Top Drive after-market support and a $27.4 million increase in Top Drive rental operations.

Revenues from Top Drive sales and after-market support increased $66.0 million to $117.3 million as compared to 2005, primarily the result of the sale of 94 units in 2006 compared to 35 units during 2005 and a 74% increase in after-market sales and service revenues. During 2006, we sold 94 top drive units, of which 86 were new units and eight were used units. During 2005, we sold 35 top drive units, of which 21 were new units and 14 were used units. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold in 2006 and 2005 were $6.7 million and $10.0 million, respectively.

In addition to selling top drive units, we provide after-market sales and service to support our installed base. Revenues from Top Drive after-market support increased $15.2 million, or 74%, to $35.8 million as compared to 2006, primarily due to our efforts to establish service and parts centers, including sales personnel, in strategic locations closer to the installed base.

Revenues from Top Drive rental activities increased $27.4 million, or 37%, to $101.9 million as compared to 2005, primarily due to an increase in the number of operating days, higher average rental rates and increased stand-by revenues. The number of top drive operating days and average daily operating rates for 2006 and 2005 and the number of rental units in our fleet at year-end 2006 and 2005 were:

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

Tubular services conventional revenue is principally generated from our conventional casing and tubing business, including our Multi-Control Line Running Systems™ (“MCLRS™”) activities. The conventional tubular services generated revenue of $105.4 million in 2006, an increase of $66.0 million from 2005. The increase in conventional tubular services revenues is primarily due to the two acquisitions in November 2005 and increased activities.

Tubular services proprietary revenue is principally generated from our casing and tubing business utilizing our proprietary casing running technology. Our proprietary tubular services business generated revenue of $37.9 million in 2006, an increase of $25.5 million from 2005. This increase is the result of the increase in our proprietary Casing Drive System™ fleet which increased from 77 units at December 31, 2005 to 155 units at December 31, 2006.

CASING DRILLING® revenue in 2006 was $23.7 million compared to $25.1 million in 2005. Included in CASING DRILLING® revenues for 2006 and 2005 is $9.0 million and $18.3 million, respectively, in revenues from contract drilling activities related to owned rigs sold in late 2005 and the leased rigs returned in late 2006. As of December 31, 2006 we no longer provide contract drilling services. The increase in CASING DRILLING® revenue, exclusive of contract drilling, was primarily related to the increase in the CASING DRILLING® projects in south Texas, the Rocky Mountain region and in the North Sea.

Operating Income—Casing Services’ operating income for the year ended December 31, 2006 increased $9.4 million to $28.4 million compared to 2005. Casing Services’ 2005 operating income included an $8.4 million gain on sale of the drilling rigs which is included in gain on sale of operating assets in the accompanying consolidated statements of income. Excluding this 2005 gain, Casing Services’ 2005 operating income would have been $10.6 million. The increase in Casing Services’ 2006 operating income compared to 2005 operating income, excluding the impact of the 2005 gain, was primarily driven by the increase in both proprietary and conventional casing running services and the two acquisitions in November 2005.

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

Research and Engineering Segment

R&E’s operating loss is comprised of our R&E activities and was $6.0 million for 2006, an increase of $2.1 million from 2005. This increase is primarily due to additional product development activity focusing on the commercialization and enhancement of existing proprietary technologies in Casing Services and the development of a new generation of Top Drive units.

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

Net Income

	Years ended December 31,
	2006		2005
		% of revenue		% of revenue
Operating Income	$60,903	16	$17,746	9
Interest Expense	4,542	1	2,038	1
Interest Income	(1,331)	—	(611)	—
Foreign Exchange Losses	1,068	—	2,425	1
Other (Income) Expense	3,016	1	(488)	—
Income Taxes	23,309	6	6,332	3

Net Income Before Cumulative Effect of Accounting Change	$30,299	8	$8,050	4

Interest Expense—Interest expense for 2006 increased $2.5 million primarily due to an interest expense accrual of $1.2 million in 2006 arising out of a claim for foreign withholding tax on payments made over the period from 2000 to 2004 (see Note 10 to the Consolidated Financial Statements) and higher average debt levels during the year.

Interest Income—Interest income for 2006 increased $0.7 million to $1.3 million primarily due to higher average cash balances on hand during 2006 as compared to 2005.

Foreign Exchange Losses—Foreign exchange losses decreased $1.3 million to $1.1 million primarily due to fluctuations of exchange rates in relation to the U.S. dollar compared to the weakening of the U.S. dollar against the Canadian dollar in 2005.

Other (Income) Expense—Other (Income) Expense includes gains and losses on the sale of non-operating assets and investments. Following is a detail of the significant items that are included in Other (Income) Expense for 2006 and 2005 (in thousands):

	Years ended December 31,
	2006	2005
Withholding tax and penalty accrual in a foreign jurisdiction	$2,589	$—
Gain on sale of Drillers Technology Corp. shares	—	(1,853)
1996 Mexican tax penalty accrual	—	1,342
Other	427	23

Other (Income) Expense	$3,016	$(488)

For a description of these items, see Notes 2, 8 and 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Income Taxes—Our effective tax rate was 44% for both 2006 and 2005.

QUARTERLY PERIOD ENDED DECEMBER 31, 2007

Revenues and operating income by business segment and net income for each of the three month periods ended December 31, 2007, September 30, 2007 and December 31, 2006 were (in thousands):

	Three Month Period Ended
	December 31, 2007	September 30, 2007	December 31, 2006
REVENUES
Top Drives:
-Sales	$33,854	$29,164	$29,768
-Aftermarket sales and service	15,497	13,710	9,125
-Rental	28,339	29,144	27,868

Total Top Drive	77,690	72,018	66,761

CASING SERVICES
-Conventional	$28,929	$27,209	$29,290
-Proprietary	11,445	11,024	12,384
-CASING DRILLING®	6,317	3,639	5,911

Total Casing Services	46,691	41,872	47,585

Total Revenues	$124,381	$113,890	$114,346

OPERATING INCOME
Top Drive	$17,263	$15,260	$22,727
Casing Services	6,378	2,887	7,679
Research and engineering	(3,472)	(3,544)	(2,203)
Selling, general & administrative	(6,835)	(5,990)	(8,926)

Total Operating Income	$13,334	$8,613	$19,277

NET INCOME	$6,589	$10,839	$10,467

Certain reclassifications have been made to prior 2007 quarter presentation to be consistent with the presentation for the three months ended December 31, 2007. During the three months ended December 31, 2007 we determined that certain CDS™ related product sales and related cost of sales should have been included in the Casing Services business segment. As such we reclassified these revenues and related cost of sales from the Top Drive business unit to the Casing Services business unit.

Quarterly Period Ended December 31, 2007 Compared to Quarterly Period Ended September 30, 2007

Revenue for the three months ended December 31, 2007 was $124.4 million, compared to $113.9 million for the three months ended September 30, 2007, an increase of $10.5 million or 9%, due to an increase of $5.7 million in the Top Drive segment and $4.8 million in the Casing Services segment.

•

The increase in the Top Drive segment revenues is primarily the result of increased top drive sales and aftermarket support activities. During the three months ended December 31, 2007, we sold 29 top drive units (20 new units and nine used units) as compared to 25 units (23 new units and two used units) during the three months ended September 30, 2007. The decrease in new top drive unit sales was due to fewer units produced for customers during the fourth quarter 2007 due to the level of manufacturing capacity that was devoted to building replacement rental units in response to strong market demand for rental units. During the three months ended December 31, 2007 we delivered 12 units to our rental fleet.

•

Our Top Drive rental revenues decreased $0.8 million compared to the three months ended September 30, 2007 resulting from a 3% decrease in operating days, due to the time lag that occurred when used units sold from the rental fleet were prepared for sale and prior to the time that the new replacement units were mobilized for operations.

•

The increase in the Casing Services segment revenues was primarily due to an increase of $2.7 million, or 74%, in CASING DRILLING® revenue due to increased activity. Our Tubular Services revenues for both conventional and proprietary activities were essentially the same between the two periods. Included in our CASING DRILLING® revenues for the three months ended December 31, 2007 was $1.0 million for mobilization efforts for an offshore Norway project which has been indefinitely suspended.

Operating income for the three months ended December 31, 2007 was $13.3 million, compared to $8.6 million for the three months ended September 30, 2007, an increase of $4.7 million, or 55% primarily attributable to the Casing Services business segment.

•

Top Drive operating income increased $2.0 million primarily due to increased used top drive sales partially offset by fewer new top drive sales discussed above and a margin decrease in our rental activities due to the sale of used units. Additionally, during the three months ended December 31, 2007 and the three months ended September 30, 2007, we reversed $1.6 million and $0.6 million, respectively, in warranty reserves.

•

Casing Services operating income increased $3.5 million, or 121%, primarily due to lower operating costs, improved margins in our proprietary business and lower operating losses in our CASING DRILLING® business.

R&E expenses for the three months ended December 31, 2007 were essentially unchanged at $3.5 million as compared to the three months ended September 30, 2007.

Corporate and Other expenses increased to $6.8 million for the three months ended December 31, 2007 as compared to $6.0 million for the three months ended September 30, 2007, primarily due to higher incentive costs.

Net income for the three months ended December 31, 2007 was $6.6 million, compared to $10.8 million for the three months ended September 30, 2007, a decrease of $4.2 million, or 39%. This decrease is primarily due to a loss of $1.2 million related to the expiration of the Turnkey warrants, a $1.8 million foreign exchange loss related to the U.S. dollar receivables held by our Canadian operations and the weakening of the U.S. dollar during the period and a $1.7 million charge related to a reduction in deferred tax assets attributable to Canadian tax law changes which incrementally reduced statutory tax rates for Canadian federal taxes while the 2007 third quarter period included a $4.8 million tax benefit related to the filing of our 2006 Canadian and U.S. income tax returns including the benefit related to the release of a valuation allowance.

Quarterly Period Ended December 31, 2007 Compared to Quarterly Period Ended December 31, 2006

Revenue for the three months ended December 31, 2007 was $124.4 million, compared to $114.3 million for the three months ended December 31, 2006, an increase of $10.1 or 9%, due to an increase of $10.9 million in the Top Drive segment offset by a $0.9 million decrease in the Casing Services segment.

•

The increase in the Top Drive segment revenues is primarily the result of increased average new top drive sales prices, the increase in used units sold and increased aftermarket support activities. During the three months ended December 31, 2007, we sold 29 top drive units (20 new units and nine used units) as compared to 30 units (29 new units and one used unit) during the three months ended December 31, 2006. The decrease in new top drive unit sales was due to the level of manufacturing capacity that was devoted to building rental units during the fourth quarter 2007 in response to strong market demand. During the three months ended December 31, 2007 we delivered 12 units to our rental fleet.

•	Our Top Drive rental revenues increased $0.4 million as operating days were approximately the same for the two periods.

•

Our Casing Services segment revenues decreased less than $1.0 million between the two periods. Included in our CASING DRILLING® revenues for the three months ended December 31, 2007 was $1.0 million for mobilization efforts for an offshore Norway project which has been indefinitely suspended. The three month period ended December 31, 2006 included $0.3 million in revenues from contract CASING DRILLING® services which we discontinued in late 2006.

Operating income for the three months ended December 31, 2007 was $13.3 million, compared to $19.3 million for the three months ended December 31, 2006, a decrease of $6.0 million, or 31% primarily due to the following.

•

Top Drive operating income decreased $5.5 million primarily due to decreased new sales margins as a result of increased manufacturing costs due to the weakening of the U.S. dollar and lower rental margins partially offset by increased used top drive sales. Additionally, during the three months ended December 31, 2007, we reversed $1.6 million in warranty reserves provided in 2006 and 2005 as substantially all of our warranty work was completed in 2007.

•	Casing Services operating income decreased $1.3 million, or 17% primarily due to increased operating costs.

R&E expenses for the three months ended December 31, 2007 were $3.5 million, compared to $2.2 million for the three months ended December 31, 2006 primarily due to increased activities involving our Tubular Services and CASING DRILLING® businesses.

Corporate and Other expenses decreased to $6.8 million for the three months ended December 31, 2007 as compared to $8.9 million for the three months ended December 31, 2006 due to lower costs related to legal, accounting and compliance costs associated with our transition in 2006 from a foreign private issuer to a domestic reporting issuer under the Securities Exchange Act of 1934.

Net income for the three months ended December 31, 2007 was $6.6 million, compared to $10.5 million for the three months ended December 31, 2006, a decrease of $3.9 million, or 37%. This decrease is primarily due a $1.8 million foreign exchange loss related to the U.S. dollar receivables held by our Canadian operations and the weakening of the U.S. dollar during the period, a $1.7 million charge related to a reduction in deferred tax assets attributable to Canadian tax law changes which incrementally reduced statutory tax rates for Canadian federal taxes and a $1.2 million loss from the expiration of the Turnkey warrants.

ERRORS PRIOR TO 2006 AND OUR JANUARY 1, 2006 ADJUSTMENT TO RETAINED EARNINGS

In December 2006, our board of directors and management conducted a self-initiated review of our past stock option granting practices and related accounting. The review of our stock option practices did not uncover any evidence of fraud or manipulative intent. However, we concluded that we had improperly accounted for stock compensation expense for certain stock option grants and, as a result, determined that the total pre-tax impact to correct these miscalculations was $1.8 million, of which $0.5 million relates to years prior to 2006 and is discussed in “Prior Year Errors and Adjustments to Retained Earnings” below, $0.9 million relates to 2006 and is included in our 2006 results and $0.4 million relates to future periods. The results of our review were also reported to regulatory authorities, the Toronto Stock Exchange and the Nasdaq Global Market. No penalties or sanctions were imposed on us by these authorities.

During the course of our stock option review in early 2007, we noted certain administrative discrepancies in our granting practices which required us to re-measure the amount of stock compensation expense for certain stock option grants previously recognized. Additionally, we identified other accounting errors relating to prior years. We evaluated these prior year accounting errors using guidance provided under SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements.

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

	Period in which the Misstatement Originated (a)		Adjustment Recorded as of January 1, 2006
	Cumulative Prior to January 1, 2005	Year Ended December 31, 2005
Expense/(Income)
Stock Compensation (b)	$30	$467	$497
Depreciation Expense (c)	377	168	545
Cost of Sales Accrual (d)	—	152	152
Cost of Sales Accrual (e)	211	(332)	(121)
Deferred Income Taxes (f)	(211)	(25)	(236)

Impact on Net Income (g)	$407	$430

Retained Earnings (h)			$837

(a)	We previously quantified these errors under the roll-over method and concluded that they were immaterial, both individually and in the aggregate, to each of the years presented.

(b)	We did not properly calculate the fair value of certain stock option grants to employees and we did not properly account for modifications of grants related to certain previously terminated employees. As a result of this error, stock compensation expense was understated with a corresponding adjustment to capital surplus. We recorded a $0.5 million increase in capital surplus with a corresponding reduction in retained earnings to correct this misstatement.
(c)	We did not properly calculate depreciation expense for certain Casing Services equipment acquired in 2002. As a result of this error depreciation expense was understated. We recorded a $0.5 million decrease in property, plant and equipment, net with a corresponding decrease in retained earnings to correct this misstatement.
(d)	We improperly deferred certain costs to be billed to a customer which were not included in the service agreement. As a result of this error cost of sales and services were understated. We recorded a $0.2 million decrease in accounts receivable with a corresponding reduction in retained earnings to correct this misstatement.
(e)	We improperly accrued certain costs related to our Top Drive business activities. As a result of this error cost of sales and services were understated in 2004 and overstated in 2005. We recorded a $0.1 million reduction in accrued liabilities with a corresponding increase in retained earnings to correct this misstatement.
(f)	As a result of these misstatements described above, our income tax expense was overstated in each of the periods. We recorded a $0.2 million decrease in deferred income taxes payable with a corresponding increase in retained earnings to correct this misstatement.
(g)	Impact on net income represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(h)	Represents the net reduction to Retained Earnings recorded as of January 1, 2006 to record the adoption of SAB No. 108.

LITIGATION AND CONTINGENCIES

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. As described in Part I, Item 3 of this Form 10-K (Legal Proceedings) and in Notes 8 and 10 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data), we are currently subject to litigation regarding patents and regarding taxes in Mexico. Our estimates of exposure related to this litigation represent our best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings. We do not believe that any such proceedings currently underway against the Company, either individually or in the aggregate, will have a material adverse effect on the our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position as of December 31, 2007 and 2006 was as follows (in thousands):

	Years Ended December 31,
	2007	2006
Cash	$23,072	$14,923
Current Portion of long term debt	(9,991)	(9,991)
Long term debt	(70,803)	(34,509)

Net Debt	$(57,722)	$(29,577)

The increase in Net Debt during 2007 was primarily due to debt incurred to finance the four Casing Services acquisitions of $21.5 million and an increase in our inventories during the year. For further discussion regarding the Casing Services acquisitions, see Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

On June 5, 2007, TESCO entered into a $125 million amended and restated credit agreement between us and our existing lenders dated as of November 2, 2005 (the “Prior Credit Agreement”). The $125 million facility consisted of $100 million revolver and $25 million term loan. On December 21, 2007, TESCO and our existing lenders entered into an amendment to the $125 million amended and restated credit agreement (collectively with the June 5, 2007 $125 million amended and restated credit agreement, the “Amended Credit Agreement”) to make an additional $45 million of revolving loans available to us. The Amended Credit Agreement provides for up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”). The Term Loan terms and maturity date remains unchanged.

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of December 31, 2007, we had $6.6 million in letters of credit outstanding and $77.6 million available under the Revolver.

The Amended Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, we are prohibited from incurring any additional indebtedness outside the existing Credit Facility, in excess of $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. As of December 31, 2007, we believe that we are in compliance with our debt covenants in the Amended Credit Agreement. For further description of the Amended Credit Agreement, see Note 6 to the Consolidated Financial Statements in this Form 10-K (Financial Statements and Supplementary Data).

Our investment in working capital, excluding cash and current portion of long-term debt, increased $42.3 million to $149.3 million at December 31, 2007 from $107.0 million at December 31, 2006. The increase during 2007 was primarily attributable to higher inventory balances due to increased inventory levels and the strengthening of the Canadian dollar, which increased the U.S. dollar value of our Canadian inventories. As we continue to expand our services internationally, our investment in working capital will increase accordingly.

Our increased manufacturing capacity since mid-2006 has increased the number of top drive units sold to customers and our installed base throughout the world, providing expansion opportunities for our after-market sales and service business. Also, over the last three years, our average revenue per top drive unit sale has increased due to a shift in market demand to larger, more complex units. These factors have driven our increase in inventory levels. We believe that our Top Drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce. In addition, we must maintain additional inventory of long lead-time items and semi-finished goods to support our after-market business and for our manufacturing operations. During the installation of a new inventory planning and purchasing system at our manufacturing plant in 2007, we experienced implementation problems with our purchasing process that caused inventory to increase significantly above desired levels at December 31, 2007. Based on current market activity, we believe that 2008 new unit sales will be similar to 2007. As we intend to maintain our current production levels, we believe that during 2008, our inventory levels will return to desired levels.

Following is the calculation of working capital, excluding cash and current portion of long-term debt, at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Current Assets	$253,185	$198,924
Current Liabilities	(90,775)	(87,015)

Working Capital	162,410	111,909
Less:
Cash and Cash Equivalents	(23,072)	(14,923)
Current Portion of Long-Term Debt	9,991	9,991

Working Capital, Excluding Cash and Current Portion of Long-Term Debt	$149,329	$106,977

During 2007, our capital expenditures were $65.0 million, primarily related to the addition of proprietary tubular services equipment in the Casing Services segment. We project our capital expenditures for 2008 to be approximately $80 to $90 million. The planned increase from our 2007 capital spending levels is directly related to our strategy to increase the size of our rental fleet to approximately 120 units by the end of 2008 as well as our fleet revitalization program by selling certain rental units from the fleet and replacing them with newer models. We intend to fund our fleet revitalization program with proceeds from the sale of used rental units.

We believe cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund our working capital needs and capital expenditures.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$80,794	$9,991	$10,018	$60,785	$—
Operating lease obligations	14,498	3,903	5,570	3,497	1,528
Interest	18,217	4,747	7,960	5,510	—
Manufacturing purchase commitments	27,187	27,187	—	—	—

	$140,696	$45,828	$23,548	$69,792	$1,528

At December 31, 2007, we had accrued $0.6 million related to uncertain tax positions, all of which are anticipated to be resolved within the next twelve months.

Future interest payments were forecast based upon the applicable rates in effect at December 31, 2007 of 6.39% for the Secured Revolver, 6.00% for the Secured Revolver—Swingline and 6.25% for the Term Loan.

Major Customers and Credit Risk

Our accounts receivable are principally with major international and state oil and gas service and exploration and production companies and are subject to normal industry credit risks. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect those accounts receivable.

For the years ended December 31, 2007, 2006 and 2005, no single customer represented more than 10% of total revenue.

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

We do not expect costs related to these remediation activities to have a material adverse effect on our consolidated financial position, results of operations or cash flows. Accrued liabilities for environmental matters were $0.1 million as of December 31, 2007, and $0.1 million as of December 31, 2006 for the remediation of one of our owned properties.

TRANSACTIONS WITH RELATED PARTIES

Turnkey E & P Inc.

Robert M. Tessari is Chairman of the Board and President of Turnkey E & P Inc. (“Turnkey”) and serves on our Board of Directors and was our founder and former Chief Executive Officer and Chief Technology Officer. On November 16, 2007, TESCO, Turnkey and Mr. Tessari entered into a Consulting Agreement and Intellectual Property Rights Assignment (the “Consulting Agreement”), effective as of July 16, 2007. The Agreement provides that Turnkey will make Mr. Tessari available to provide consulting services to us from time to time and provide reasonable assistance in testing and developing our products and services. The term of the Consulting Agreement is for three years from its effective date and shall thereafter automatically renew for successive one year terms unless any party gives 180 days’ written notice of termination prior to the renewal date. As consideration, Turnkey will (i) be reimbursed for all reasonable, ordinary and necessary expenses incurred by Mr. Tessari and (ii) will receive preferred customer pricing on our products as follows:

•

For purchased products for Turnkey’s internal use, Turnkey shall receive preferred customer pricing equal to the lesser of (a) our direct cost plus ten percent (10%) or (b) eighty-five percent (85%) of the lowest price charged to another one of our customers that is not an affiliate. In the event Turnkey can demonstrate that it can build a consumable product of ours at a substantially lower cost than ours, Turnkey may offer to us the right to provide such product at such lower price. If we choose not to provide such product at such price, Turnkey may manufacture such product and pay us a royalty of 10% of Turnkey’s manufacturing cost.

•

For rented products for Turnkey’s internal use, the preferred customer day rate pricing shall be calculated as the sum of (a) our direct manufacturing cost of the product divided by 730 plus (b) 10%. Turnkey guarantees a minimum of 200 rental days per year for each rented product.

In addition, in the event that Turnkey proposes development of a product or service (the “New Technology”) that we do not want to design, test and/or commercialize, Turnkey shall have a limited, nonexclusive, nontransferable license to develop, manufacture and use the New Technology for its own internal purposes. If we subsequently decide to manufacture the New Technology, we shall give notice to Turnkey, and Turnkey shall thereafter be obliged to purchase any additional products containing the New Technology from us at the prices set forth above. In that event, we shall repay Turnkey three times the documented development cost of the New Technology. All intellectual property rights in any way related to inventions made or conceived or reduced to practice within the oilfield services field pursuant to the Consulting Agreement will belong to us. During 2007, Turnkey purchased $0.7 million of products and services from us pursuant to the Consulting Agreement.

During 2007 prior to the effective date of the Consulting Agreement discussed above and 2006, Turnkey purchased other CASING DRILLING®-related and other services and equipment from us in the amount of $1.9 million and $2.2 million, respectively. The prices we charged Turnkey prior to July 16, 2007 were on terms similar to those that we charge other third parties. After that date, Turnkey was charged rates as specified in the Consulting Agreement. Also, during 2006, we provided drilling rigs to our CASING DRILLING® customers which we had leased from a third party. The crews for these drilling rigs were provided to us by Turnkey pursuant to a Rig Personnel Supply Agreement. Turnkey charged us $5.1 million to supply these drilling rig crews in 2006 which represents the actual cost incurred by Turnkey plus a 15% markup. The Rig Personnel Supply Agreement terminated in late 2006. Prior to the effective date of the Consulting Agreement discussed above, we believe that the prices we charged Turnkey and Turnkey charged us were on terms similar to those that would have been available from other third parties.

In 2005, we sold four drilling rigs to Turnkey for proceeds of $35.0 million plus warrants exercisable over a course of two years to purchase one million shares of Turnkey stock at a price of C$6.00. We received a fairness opinion related to the sale of the rigs to Turnkey and as such believe that the terms of the rig sale were comparable to those that would have been available from other third parties. We did not exercise the warrants prior to their expiration in December 2007 and therefore we recognized a $1.2 million loss related to the fair value of the warrants when they were received.

St. Mary Land & Exploration Company

Our President and Chief Executive Officer is a member of the Board of Directors of St. Mary Land & Exploration Company (“St. Mary”). St. Mary is engaged in the exploration, development, acquisition and production of natural gas and oil in the U.S. During 2007 and 2006, St. Mary purchased $0.1 million and $0.6 million, respectively, in Top Drive rental and Casing Services from us. We believe that the prices we charged St. Mary were on terms similar to those provided to other third parties.

Helix Energy Solutions Group, Inc.

Our Chief Financial Officer is a member of the Board of Directors of Helix Energy Solutions Group, Inc. (“Helix”). Helix is an international offshore contract services provider and oil and gas exploration, development and production company. During 2007, Helix purchased $0.1 million in Casing Services from us. We believe that the prices we charged Helix were on terms similar to those provided to other third parties.

Bennett Jones LLP

Additionally, our corporate counsel in Canada is Bennett Jones LLP. One of our directors is a partner at Bennett Jones LLP. During 2007 and 2006, we paid approximately $0.4 million and $0.4 million, respectively, for services from Bennett Jones LLP, excluding reimbursement by us of patent filing fees and other expenses. We believe that the rates we paid Bennett Jones LLP for services are on terms similar to those that would have been available from other third parties.

SIGNIFICANT ACCOUNTING POLICIES

The preparation and presentation of our financial statements requires management to make estimates that significantly affect the results of operations and financial position reflected in the financial statements. In making these estimates, management applies accounting policies and principles that it believes will provide the most meaningful and reliable financial reporting. Management considers the most significant of these estimates and their impact to be:

Revenue Recognition—We recognize revenues when the earnings process is complete and collectibility is reasonably assured. We recognize revenues from the sale of equipment when title, risk of loss and physical possession of the equipment is transferred to the customer, with no right of return. For sales transactions where title and risk of loss have transferred to the customer but the supporting documentation does not meet all of the criteria for revenue recognition prior to the product being in the physical possession of the customer, the recognition of the revenues and related inventory costs from their transactions are required to be deferred until the customer takes physical possession of the equipment. For service and rental activities, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

We provide product warranties on equipment sold pursuant to manufacturing contracts and provide for the anticipated cost of our warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. We periodically review our warranty provision to assess its adequacy in the light of actual warranty costs incurred. Because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on our financial statements.

Foreign Currency Translation—The U.S. dollar is the functional currency for all of our worldwide operations except for our operations in Canada. For foreign operations where the local currency is the functional currency, specifically our Canadian operations, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income in shareholders’ equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period.

Deferred Revenues—We generally require customers to pay a non-refundable deposit for a portion of the sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Accounting for Stock Options—We recognize compensation expense on options granted to employees and directors. This compensation expense is based on the theoretical fair value of each option at its grant date, the estimation of which requires management to make assumptions about the future volatility of our stock price, future interest rates and the timing of employees’ decisions to exercise their options.

Allowance for Doubtful Accounts Receivable—We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact management’s ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 R, “Business Combinations (a revision of Statement No. 141).” This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, FASB No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. Also acquisition-related transaction costs are to be expensed in the period incurred. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51.” This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in our accrual for uncertain tax positions. At the date of adoption, we had an accrual for uncertain tax positions of $1.4 million which decreased to $0.5 million at December 31, 2007. This liability is offset by our net income tax receivables and is included in Prepaid and Other Assets in the accompanying Condensed Consolidated Balance Sheet as we anticipate that these uncertainties will be resolved in the next twelve months. We recognize interest related to uncertain tax positions in Interest Expense and penalties related to uncertain tax positions are recognized in Other Expense. At January 1, 2007, we had accrued $1.4 million, and at December 31, 2007, we had accrued $0.1 million for the potential payment of interest and penalties on uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

SHARE CAPITAL

We have an unlimited number of Common Shares authorized for issuance. At February 19, 2008, there were 36,846,210 Common Shares issued and outstanding. At December 31, 2007, there were 1,593,962 outstanding options exercisable into Common Shares.

RECONCILIATION OF U.S. TO CANADIAN GAAP

Significant differences between U.S. and Canadian GAAP are described below. As discussed in Note 2 to the consolidated financial statements, prior to January 1, 2006 our consolidated financial statements were prepared in accordance with Canadian GAAP. However, in conjunction with the preparation of our financial statements for the year ended December 31, 2006, we have retroactively restated our results of operations and financial position for all years presented herein to be in compliance with U.S. GAAP. A reconciliation of our consolidated statements of income and consolidated balance sheet between U.S. and Canadian GAAP is provided in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

The principal differences that result in material measurement changes in our consolidated financial statements between U.S. and Canadian GAAP are:

(a)	Product development costs—Costs of product development that are required to be expensed in the period incurred under U.S. GAAP are capitalized and amortized under Canadian GAAP.

(b)	Investment in marketable securities of affiliates—Under U.S. GAAP, marketable securities held as portfolio investments are carried on the balance sheet at market value at the balance sheet date. For securities identified as available-for-sale, U.S. GAAP requires that unrealized gains and losses are reflected in shareholders’ equity as a component of accumulated other comprehensive income. However, under Canadian GAAP unrealized gains and losses on marketable securities are included in income.

(c)	Reduction of capital—In November 1993, we reduced our share capital by $11.0 million to eliminate its accumulated deficit by reducing share capital. U.S. GAAP does not allow the reduction of capital to be shown in our consolidated financial statements. However, Canadian GAAP allows the reduction of capital to be shown in financial statements.

(d)	Adoption of a U.S. accounting principle—During 2006, we determined that we had improperly accounted for stock compensation expense for certain stock option grants in prior years and identified other accounting errors also relating to prior years. For U.S. GAAP, because these adjustments were not material to any of the years prior to 2006 under the roll-over method, we elected to apply the guidance in SAB No. 108 by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date. However, under Canadian GAAP the cumulative effect method allowed by SAB No. 108 is not permitted. Therefore prior year reported amounts have been adjusted to reflect the correction of these misstatements in the applicable year to which they relate.

(e)	Debt issue costs—Effective for fiscal years beginning after October 2006, Canadian GAAP requires companies to elect to either (a) expense all debt issue costs as incurred, or (b) deduct them in establishing the fair value of the principal amount of the debt and amortize using an effective interest rate calculation. Effective January 1, 2007, we elected to expense all debt issue costs as incurred. For Canadian GAAP purposes, we restated prior year results to reflect the adoption of this accounting standard. Under U.S. GAAP, debt issue costs are deferred as an asset and amortized over the life of the debt term.

In 2007, 2006 and 2005, the primary differences between net income under U.S. GAAP and Canadian GAAP is related to the amortization of product development costs, the recognition of unrealized gains and losses on the Turnkey warrants, debt issue costs and the prior year errors discussed in “Prior Year Errors and Adjustment to Retained Earnings” that are reflected in the results for the year in which they relate. These differences in net income did not materially impact the discussion of results of operations discussed above. Following is net income (loss) and earnings per share for each of the three years ended December 31, 2007 in conformity with U.S. and Canadian GAAP (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net Income
U.S. GAAP	$32,302	$30,545	$8,050
Canadian GAAP	31,957	29,411	6,715
Net earnings - per common share (basic)
U.S. GAAP	$0.88	$0.85	$0.23
Canadian GAAP	0.87	0.82	0.19
Net earnings - per common share (diluted)
U.S. GAAP	$0.86	$0.83	$0.23
Canadian GAAP	0.85	0.80	0.19

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million at a weighted average exchange rate of 1.00 to hedge approximately 50% of the Canadian dollar requirements of our Canadian manufacturing operations. Although the forward currency contracts were entered into as an economic hedge of our currency exchange risk, they are not designated as a hedge for accounting purposes. Instead, they are accounted for using a fair value model with changes in each period being recorded in Foreign Exchange Losses in our Consolidated Statements of Income. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded an asset of $0.1 million to record these foreign currency forward contracts at fair value at December 31, 2007, and to recognize the unrealized gain. A one percent change in exchange rates for the Canadian dollar would change the fair value of these forward currency contracts by approximately $0.4 million.

We were not a party to any derivative financial instruments at December 31, 2006.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

We have certain receivables that are not refundable or due within one year. We have reviewed these items, which are included in Intangible and Other Assets, by reference to their terms, including rates of interest earned, and determined that their fair value is not materially different from their carrying value.

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. The fair value of our long term debt at December 31, 2007 is assumed to be approximately equal to the carrying value since the interest rate floats, based on prime or LIBOR. A 1% change in interest rates would increase or decrease interest expense $0.8 million annually based on amounts outstanding at December 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2007, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a public company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment using the COSO criteria we have concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Remediation Of Material Weaknesses

As disclosed in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006, and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2007, we reported material weaknesses in our internal control over financial reporting related to (1) the control environment as to the corporate financial reporting organization’s monitoring and oversight role of our U.S. Casing Services Business Unit, and (2) the overall financial reporting of our U.S. Casing Services Business Unit, including the complement of personnel, review and approval of manual journal entries, timely reconciliation of financial reporting databases, timely preparation, review and approval of bank account reconciliations and the existence, accuracy and completeness of fixed asset records. A material weakness is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2007, we had remediated the previously reported material weaknesses in our internal control over financial reporting related to (1) the corporate financial reporting organization’s monitoring and oversight role of our U.S. Casing Services Business Unit, and (2) the overall financial reporting of our U.S. Casing Services Business Unit, including the complement of personnel, review and approval of manual journal entries, timely reconciliations of databases and bank account reconciliations and the existence, accuracy and completeness of fixed asset records. In response to the identified material weaknesses, management, with oversight from our audit committee, dedicated significant resources, including the engagement of consultants to support management, in our efforts to improve our control environment and to remedy the identified material weaknesses by focusing on (i) expanding our organizational capabilities to improve our control environment; (ii) implementing process changes to strengthen our internal control and monitoring activities; and (iii) placement of additional staff to complete the account reconciliations timely, thus allowing for proper review and oversight.

Specifically, the following remedial actions have been undertaken during 2007:

•

Redefined roles and enhanced staffing of our U.S. Casing Services Business Unit to ensure proper review and approval of manual journal entries, timely reconciliation of financial reporting databases and timely preparation, review and approval of bank account reconciliations;

•	Implemented enhanced software and tracking systems to support the existence, accuracy and completeness of our accounting records for property plant and equipment and the related depreciation expense;

•	Established a team at our U.S. Casing Services Business Unit focused on developing and implementing improvements in our overall financial reporting for this business unit; and

•	Enhanced the corporate oversight processes, including requiring monthly review of significant accounts at the U.S. Casing Business Unit.

In the third and fourth quarters of 2007, we undertook and completed, as appropriate, our testing to validate compliance with the enhanced policies, procedures and controls. We conducted this testing over these two quarters in order to be able to demonstrate operating effectiveness over a period of time that is sufficient to support our conclusion with respect to the effectiveness of our internal control over financial reporting. In reviewing the results from this testing, we have concluded that the internal controls related to (1) the control environment as to the corporate financial reporting organization’s monitoring and oversight role of our U.S. Casing Services Business Unit and (2) the overall financial reporting of our U.S. Casing Services Business Unit, including the complement of personnel, review and approval of manual journal entries, timely reconciliation of financial reporting databases, timely preparation, review and approval of bank account reconciliations and the existence, accuracy and completeness of fixed asset records have been significantly improved and that the above referenced material weaknesses in internal control over financial reporting have been remediated as of December 31, 2007.

Changes in Internal Control over Financial Reporting

These remediation efforts have changed our internal control over financial reporting in the fourth quarter of 2007 in a manner that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other than the efforts taken as described above and the improvements resulting there from, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Items 10 through 14 will be included in TESCO’s Proxy Statement for our 2008 Annual Meeting of the Shareholders, and are incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included under the section captioned “Election of Directors (Proposal 2)” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be included under the sections captioned “Executive Compensation” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors” in our Proxy Statement for the 2008 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements

Page No.
		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets - December 31, 2007 and 2006	F-3

		Consolidated Statements of Income for each of the three years in the period ended December 31, 2007	F-4

		Consolidated Statements of Shareholders’ Equity for each of three years in the period ended December 31, 2007	F-5

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

Page No.

		Schedule II—Valuation and Qualifying Accounts	F-40

(b)	Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

4.2	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company Of Canada, as Rights Agent, Amended and Restated as of May 13, 2005

10.1*	Amended and Restated Credit Agreement dated as of June 5, 2007 by and among the Registrant, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2007)

10.2*+	Amendment to Credit Agreement dated December 21, 2007 by and among the Registrant, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 26, 2007)

10.3*	Consulting Agreement and Intellectual Property Rights Assignment by and between Tesco Corporation, Turnkey E&P Inc. and Robert M. Tessari (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on November 19, 2007)

10.4*	Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

Exhibit No.	Description
10.5*	Preferred Supplier Agreement between Tesco Corporation and Turnkey E&P Inc., dated December 13, 2005 (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.6*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.7*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.8*+	Employment Agreement between Tesco Corporation and Julio M. Quintana dated September 1, 2004 (incorporated by reference to Exhibit 10.11 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.9*+	Change of Control Agreement between Tesco Corporation and Julio M. Quintana, dated September 1, 2004 (incorporated by reference to Exhibit 10.12 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.10*+	Employment Agreement between Tesco Corporation and Anthony Tripodo, dated January 5, 2007 (incorporated by reference to Exhibit 10.13 to Tesco Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.11*+	Change of Control Agreement between Tesco Corporation and Anthony Tripodo, dated January 5, 2007 (incorporated by reference to Exhibit 10.14 to Tesco Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.12*+	Employment Agreement between Tesco Corporation and Anthony Tripodo, dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.13*+	Employment Agreement between Tesco Corporation and Nigel Lakey (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.14*+	Employment Agreement between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.15*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.16+	Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan

10.17*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.18+	Tesco Corporation Short Term Incentive Plan 2006

10.19+	Tesco Corporation Short Term Incentive Plan 2007

10.20+	Tesco Corporation Short Term Incentive Plan 2008

14*	Tesco Corporation Business Ethics Policy (incorporated by reference to Exhibit 14 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/S/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: February 26, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julio M. Quintana and James A. Lank, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JULIO M. QUINTANA Julio M. Quintana	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ ANTHONY TRIPODO Anthony Tripodo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2008

/s/ NORMAN W. ROBERTSON Norman W. Robertson	Chairman of the Board	February 26, 2008

/s/ FRED J. DYMENT Fred J. Dyment	Director	February 26, 2008

/s/ GARY L. KOTT Gary L. Kott	Director	February 26, 2008

/s/ R. VANCE MILLIGAN R. Vance Milligan	Director	February 26, 2008

/s/ PETER K. SELDIN Peter K. Seldin	Director	February 26, 2008

/s/ MICHAEL W. SUTHERLIN Michael W. Sutherlin	Director	February 26, 2008

/s/ ROBERT M. TESSARI Robert M. Tessari	Director	February 26, 2008

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	February 26, 2008

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION

AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TESCO Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TESCO Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2006.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2008

TESCO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$23,072	$14,923
Accounts Receivable Trade, net	87,903	80,445
Inventories, net	117,425	85,442
Deferred Income Taxes	12,000	11,059
Prepaid and Other Assets	12,785	7,055

Total Current Assets	253,185	198,924
Property, Plant and Equipment, net	169,812	132,343
Goodwill	29,829	16,602
Deferred Income Taxes	13,635	14,912
Intangible and Other Assets	10,210	9,375

TOTAL ASSETS	$476,671	$372,156

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$9,991	$9,991
Accounts Payable	49,724	27,840
Deferred Revenues	9,825	13,522
Warranty Reserves	3,045	9,391
Income Taxes Payable	—	3,775
Accrued and Other Current Liabilities	18,190	22,496

Total Current Liabilities	90,775	87,015
Long Term Debt	70,803	34,509
Deferred Income Taxes	10,187	11,203

Total Liabilities	171,765	132,727

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
First Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2007 or 2006	—	—
Second Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2007 or 2006	—	—
Common Shares; no par value; unlimited shares authorized; 36,844,763 and 36,019,246 shares issued and outstanding at December 31, 2007 and 2006, respectively	154,332	139,266
Contributed Surplus	15,972	13,348
Retained Earnings	89,846	57,544
Accumulated Comprehensive Income	44,756	29,271

Total Shareholders’ Equity	304,906	239,429

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$476,671	$372,156

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share and share information)

	For the years ended December 31,
	2007	2006	2005
REVENUE
Products	$191,927	$129,279	$51,289
Services	270,451	256,898	151,459

	462,378	386,177	202,748
OPERATING EXPENSES
Cost of Sales and Services
Products	148,666	104,086	47,020
Services	209,178	179,108	114,862

	357,844	283,194	161,882
Selling, General and Administrative	44,003	36,124	28,117
Research and Engineering	12,011	5,956	3,925
Gain on Sale of Operating Assets	—	—	(8,922)

Total Operating Expenses	413,858	325,274	185,002

OPERATING INCOME	48,520	60,903	17,746
OTHER EXPENSE
Interest expense	4,324	4,542	2,038
Interest income	(1,150)	(1,331)	(611)
Foreign exchange losses	2,899	1,068	2,425
Other expense (income)	(18)	3,016	(488)

Total Other Expense	6,055	7,295	3,364

INCOME BEFORE INCOME TAXES	42,465	53,608	14,382
INCOME TAXES	10,163	23,309	6,332

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	32,302	30,299	8,050
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	246	—

NET INCOME	$32,302	$30,545	$8,050

Earnings per share:
Basic	$0.88	$0.85	$0.23
Diluted	$0.86	$0.83	$0.23
Weighted average number of shares:
Basic	36,604,338	35,847,266	35,173,264
Diluted	37,403,932	36,593,409	35,628,543

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In Thousands, except share amounts)

	Common Stock Shares	Common Shares	Contributed Surplus	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Balances at December 31, 2004	34,957,680	$124,044	$6,336	$19,786	$27,677	$177,843
Components of Comprehensive Income:
Net Income	—	—	—	8,050	—	8,050
Currency Translation Adjustment	—	—	—	—	6,544	6,544
Unrealized Gains on Securities, net of tax	—	—	—	—	1,143	1,143

Total Comprehensive Income						15,737
Issuance and Exercise of Stock Options	562,059	6,958	2,927	—	—	9,885

Balances at December 31, 2005	35,519,739	131,002	9,263	27,836	35,364	203,465
Adoption of SAB No. 108	—	—	497	(837)	—	(340)
Components of Comprehensive Income:
Net Income	—	—	—	30,545	—	30,545
Currency Translation Adjustment	—	—	—	—	(5,194)	(5,194)
Unrealized Losses on Securities, net of tax	—	—	—	—	(899)	(899)

Total Comprehensive Income						24,452
Issuance and Exercise of Stock Options	499,507	8,264	3,588	—	—	11,852

Balances at December 31, 2006	36,019,246	139,266	13,348	57,544	29,271	239,429
Components of Comprehensive Income:
Net Income	—	—	—	32,302	—	32,302
Currency Translation Adjustment	—	—	—	—	15,322	15,322
Unrealized Losses on Securities, net of tax	—	—	—	—	(404)	(404)
Reclassification Adjustment for Losses on Securities Included in Net Income, net of tax	—	—	—	—	567	567

Total Comprehensive Income						47,787
Issuance and Exercise of Stock Options	825,517	15,066	2,624	—	—	17,690

Balances at December 31, 2007	36,844,763	$154,332	$15,972	$89,846	$44,756	$304,906

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net Income	$32,302	$30,545	$8,050
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Cumulative effect of accounting change, net of tax	—	(246)	—
Depreciation and amortization	27,033	22,490	17,265
Stock compensation expense	6,521	5,747	3,620
Deferred income taxes	4,266	(5,182)	(2,030)
Amortization of financial items	419	386	39
Gain on sale of operating assets	(15,180)	(4,500)	(9,519)
Gain on sale of other assets	—	—	(1,853)
Changes in components of working capital, net of acquisition
Increase in accounts receivable trade	(4,877)	(24,744)	(24,760)
Increase in inventories	(19,597)	(45,378)	(11,600)
Decrease in income taxes recoverable	—	1,607	1,889
(Increase) decrease in prepaid and other current assets	(3,396)	(809)	6,100
Increase in accounts payable	20,192	5,659	11,921
Increase (decrease) in accrued and other current liabilities	(18,350)	15,590	15,709
Increase (decrease) in income taxes payable	(3,069)	3,775	—
Other	(1,001)	—	—

Net cash provided by operating activities	25,263	4,940	14,831

INVESTING ACTIVITIES
Additions to property, plant and equipment	(65,033)	(46,196)	(15,117)
Proceeds on sale of operating assets	20,998	6,715	46,706
Proceeds on sale of other assets	—	—	8,568
Acquisitions of business, net of cash acquired	(21,505)	—	(57,527)
(Increase) decrease in accounts receivable on sale of rigs	—	6,000	(6,000)
Decrease in accounts payable-purchase of Bo Gray assets	—	—	(2,975)
Other	1,109	271	(224)

Net cash used in investing activities	(64,431)	(33,210)	(26,569)

FINANCING ACTIVITIES
Issuances of debt	102,085	51,883	54,761
Repayments of debt	(65,791)	(48,661)	(29,262)
Proceeds from exercise of stock options	12,460	6,385	6,398
Debt issuance costs	(511)	—	(1,723)
Excess tax benefit associated with equity based compensation	651	142	—

Net cash provided by financing activities	48,894	9,749	30,174

Effect of foreign exchange losses on cash balances	(1,577)	(1,952)	1,275

Net Increase (decrease) in Cash and Cash Equivalents	8,149	(20,473)	19,711
Net Cash and Cash Equivalents, beginning of period	14,923	35,396	15,685

Net Cash and Cash Equivalents, end of period	$23,072	$14,923	$35,396

Supplemental Cash Flow Information
Cash paid during the year for interest	$2,939	$2,972	$905
Cash paid during the year for income taxes	$13,749	$23,905	$9,030
Cash receipts for interest	$3,557	$1,278	$1,151
Cash receipts for income taxes	$4,467	$751	$3,149

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

Basis of Presentation

These Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Prior to January 1, 2006 these consolidated financial statements were prepared in accordance with the accounting principles generally accepted in Canada. However, in conjunction with the preparation of its financial statements for the year ended December 31, 2006, the Company retroactively restated its results of operations and financial position for prior years to be in compliance with US GAAP.

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

Certain reclassifications have been made to prior years’ presentation to be consistent with the current year presentation. In 2007, the Company determined that sales of its Casing Drive SystemTM and related products were more appropriate to be included in Products Revenue. As a result the Company has reclassified Revenues of $12.0 million and Cost of Sales of $7.9 million related to this activity for the year ended December 31, 2006 to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, valuation and useful lives of goodwill, intangible assets and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, stock based compensation, purchase price allocations, warranty provisions and investment valuations. These items are covered in more detail in Notes 2, 4, 5, 6, 7, 8, 9, 10 and 11. Management makes these estimates based on its judgment of the likely outcome of future events and there is a risk that the actual outcome will be different than expected and that such differences will have a material financial effect on future reported results.

Note 2—Summary of Significant Accounting Policies

Revenue Recognition

Products Revenue is comprised of top drive sales, top drive after-market support and Casing Drive SystemTM (“CDSTM”) and related product sales. Services Revenue is comprised of top drive rental operations and casing services other than CDSTM and related product sales. The Company recognizes revenues when the

TESCO CORPORATION

Notes to the Consolidated Financial Statements

earnings process is complete and collectibility is reasonably assured. TESCO recognizes revenues when title, risk of loss and physical possession of the equipment is transferred to the customer, with no right of return. The Company has had few bill and hold transactions. However, the recognition of the revenues and related inventory costs on bill and hold transactions is deferred until the customer takes physical possession of the equipment. For project management and service and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

The Company provides product warranties on equipment sold pursuant to manufacturing contracts and provides for the anticipated cost of its warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. The Company periodically reviews its warranty provision to assess its adequacy in the light of actual warranty costs incurred. Because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on the Company’s consolidated financial statements.

Foreign Currency Translation

The US dollar is the functional currency for all of the Company’s worldwide operations except for its Canadian operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates, and the resulting translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resulting exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period. The effects of foreign currency transactions were losses of $2.9 million, $1.1 million and $2.4 million in the years 2007, 2006 and 2005, respectively.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Cash and Cash Equivalents

Cash and Cash Equivalents include investments in highly liquid instruments with original maturities of less than three months, which are readily convertible to known amounts of cash, subject to insignificant risk of changes in value and held to meet operating requirements. At both December 31, 2007 and 2006, Cash and Cash Equivalents consisted entirely of bank balances.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At December 31, 2007 and 2006, the allowance for doubtful accounts on Trade Accounts Receivable was $1.9 million and $3.0 million, respectively.

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

At December 31, 2007 and 2006, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2007	2006
Raw materials	$63,534	$44,132
Work in progress	11,495	15,440
Finished goods	42,396	25,870

	$117,425	$85,442

During 2006, the Company increased its reserve for excess and obsolete inventory by $1.8 million, which is included in Cost of Sales and Services in the Consolidated Statements of Income. Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2007 and 2006 were $1.6 million and $3.9 million, respectively. During 2007, the Company applied $2.7 million of its reserve for excess and obsolete inventory against inventory balances.

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

Drilling equipment includes related manufacturing costs and overhead. The net book value of used top drive rental equipment sold included in Cost of Sales and Service in the accompanying Consolidated Statements of Income was $5.1 million, $2.2 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

At December 31, 2007 and 2006, property, plant and equipment, at cost, by major category were as follows (in thousands):

	2007	2006
Land, buildings and leaseholds	$17,923	$13,622
Drilling equipment	202,064	163,873
Manufacturing equipment	5,235	4,440
Office equipment and other	24,999	20,314
Capital work in progress	18,150	8,040

	268,371	210,289
Less: Accumulated depreciation	(98,559)	(77,946)

	$169,812	$132,343

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

Depreciation and amortization expense is included in the Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of sales and services	$25,796	$21,523	$15,800
Selling, general & administrative expense	1,237	967	1,465

	$27,033	$22,490	$17,265

Depreciation and amortization of property, plant and equipment, including capital leases, and intangible assets is computed on the following basis:

Asset Category	Description	Method	Rate
Land, buildings and leaseholds	Buildings Leasehold improvements	Straight line Straight line	20 years Lease term

Drilling equipment	Top Drive rental units Casing Services equipment Support equipment	Usage Straight line Declining balance	2,600 days 5 – 10 years 40%

Manufacturing equipment		Declining balance	20%

Office equipment and other	Computer hardware and software Furniture and equipment Vehicles	Straight line Declining balance Straight line	2 – 5 years 20% – 30% 3 – 5 years

TESCO CORPORATION

Notes to the Consolidated Financial Statements

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

As discussed in Notes 11 and 12, in 2005 the Company received warrants to purchase one million shares of Turnkey E&P Inc. common stock at C$6.00 which expired on December 13, 2007 without being exercised. As a result, the Company recognized a $1.2 million realized loss in 2007, which is included in Other Expense in the accompanying Consolidated Statements of Income. At December 31, 2006, the Company valued these securities at $0.6 million using the Black-Scholes option pricing model. Unrealized gain (loss), net of tax, related to the warrants for the years ended December 31, 2006 and 2005 was ($0.9) million and $0.7 million, respectively.

Effective November 30, 2005 the Company sold all of its interest in Drillers Technology Corp. (“DTC”) for $8.5 million and recognized a gain of $1.8 million on the sale which is included in Other (Income) Expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2005. At December 31, 2007 and 2006, the Company did not have any investments in any unconsolidated affiliates.

Goodwill and Other Intangible Assets

Goodwill, which represents the value of businesses acquired by the Company in excess of the fair market value of all of the identifiable tangible and intangible net assets of the acquired businesses at the time of their acquisition, is carried at the lower of cost or fair value. The Company’s goodwill has an indefinite useful life and is subject to an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. Any resulting impairment loss is charged to income and disclosed separately in the Consolidated Statements of Income.

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationship intangible assets are amortized on a straight-line basis over their weighted average estimated useful life of 4 years, the patents are amortized on a straight-line basis over an estimated useful life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the weighted average term of the agreements of 5 years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value.

For a description of the increase in Goodwill and Other Intangible Assets during 2007, see Note 4 below.

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

TESCO CORPORATION

Notes to the Consolidated Financial Statements

At December 31, 2007, the Company had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million to hedge approximately 50% of the Canadian dollar requirements of the Company’s Canadian manufacturing operations. Although the forward currency contracts were entered into as an economic hedge of the Company’s currency exchange risk, they are not designated as a hedge for accounting purposes. Instead, they are accounted for using a fair value model with changes each period being recorded in Foreign Exchange Losses in the accompanying Consolidated Statements of Income. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, the Company has recorded an asset of $0.1 million to record these foreign currency forward contracts at fair market value at December 31, 2007, and to recognize the related unrealized gain. The Company did not enter into any derivative financial instruments during 2006 or 2005.

Debt Issue Costs

The Company has incurred debt issue costs which are amortized over the life of the debt term. At December 31, 2007 and 2006, net debt issue costs were $1.5 million and $1.4 million, respectively, and are included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

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

Environmental Costs

The cost of preventative environmental programs is expensed when incurred. When a clean-up program becomes likely, and it is probable the Company will incur clean-up costs and those costs can be reasonably estimated, the Company accrues remediation costs for known environmental liabilities. At both December 31, 2007 and 2006, the Company had accrued $0.1 million related to known remediation activities which are included in Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheets.

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

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. As a result, the Company changed the method by which it provides stock-based compensation to its employees by reducing the number of stock options granted and instead issued restricted stock awards as a form of compensation. The Company has granted two different types of restricted stock awards: restricted stock units (“RSUs”) which are subject to time based vesting criteria and performance share units (“PSUs”) which contain both time and performance based criteria. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of TESCO shares that would otherwise be deliverable at the time of settlement at the discretion of the Company. For further description of the Company’s stock-based compensation plan, see Note 7 below.

The Company adopted SFAS No. 123 effective January 1, 2003 for options granted to employees after January 1, 2003. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which supersedes SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires the same fair value methodology pursuant to SFAS 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” to account for its stock-based compensation programs. The Company elected to adopt the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), the Company uses the same fair value methodology pursuant to SFAS 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, the date the Company adopted SFAS No. 123(R), the Company recorded a one-time cumulative adjustment of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption. With respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of SFAS No. 123(R)-3 (the “short-cut method”) as of the adoption of SFAS No. 123(R). Under the “short-cut method” the windfall tax benefits recognized for fully vested awards, as defined in SFAS No. 123(R)-3, are recognized as an addition to Paid-in Capital and are required to be reported as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows. Windfall tax benefits for partially vested awards should be recognized as if the Company had always followed the fair-value method of recognizing compensation cost in its consolidated financial statements and would be included as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows.

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

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General & Administrative expense in the accompanying Consolidated Statements of Income based on the respective functions for those employees receiving stock option grants. Stock compensation expense is included in the Consolidated Statement of Income as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cost of sales and services	$1,836	$1,597	$832
Research and engineering	777	678	588
Selling, general & administrative	3,908	3,472	2,200

	$6,521	$5,747	$3,620

TESCO CORPORATION

Notes to the Consolidated Financial Statements

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

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2007	2006	2005
Basic Weighted Average Number of Shares Outstanding	36,604	35,847	35,173
Dilutive Effect of Stock Options	800	746	456

Diluted Weighted Average Number of Shares Outstanding	37,404	36,593	35,629

Anti-dilutive Options Excluded from Calculation	360	1,630	2,028

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 R, “Business Combinations (a revision of Statement No. 141).” This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those combinations achieved without the transfer of consideration. This Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for all business combinations. This Statement expands the scope to include all business combinations and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. Additionally, FASB No. 141R changes the way entities account for business combinations achieved in stages by requiring the identifiable assets and liabilities to be measured at their full fair values. Additionally, contractual contingencies and contingent consideration shall be measured at fair value at the acquisition date. Also acquisition-related transaction costs are to be expensed in the period incurred. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51.” This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on its consolidated financial statements.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on its consolidated financial statements.

Errors Prior to 2006 and the Company’s January 1, 2006 Adjustment to Retained Earnings

During the preparation of its 2006 annual financial statements and the review of its stock option granting practices, the Company determined that it had improperly accounted for stock compensation expense for certain stock option grants in prior years and identified other accounting errors relating to prior years. As these adjustments were not material to any of the years prior to 2006 under the roll-over method, the Company elected to apply the guidance in SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”) by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date, as the cumulative amount of these errors would have been material to the year prior to the adoption of SAB No. 108. The following table summarizes the effects as of January 1, 2006 of applying the guidance in SAB No. 108 (in thousands):

	Period in which the Misstatement Originated (a)
	Cumulative Prior to January 1, 2005	Year Ended December 31, 2005	Adjustment Recorded as of January 1, 2006
Expense/(Income)
Stock Compensation (b)	$30	$467	$497
Depreciation Expense (c)	377	168	545
Cost of Sales Accrual (d)	—	152	152
Cost of Sales Accrual (e)	211	(332)	(121)
Deferred Income Taxes (f)	(211)	(25)	(236)

Impact on Net Income (g)	$407	$430

Retained Earnings (h)			$837

(a)	The Company previously quantified these errors under the roll-over method and concluded that they were immaterial, both individually and in the aggregate to each of the years presented.
(b)	The Company did not properly calculate the fair value of certain stock option grants to employees and it did not properly account for modifications of grants to certain previously terminated employees. As a result of this error, Stock Compensation Expense was understated with a corresponding adjustment to Capital Surplus. The Company recorded a $0.5 million increase in Capital Surplus with a corresponding reduction in Retained Earnings to correct this misstatement.
(c)	The Company did not properly calculate Depreciation Expense for certain Casing Services equipment acquired in 2002. As a result of this error Depreciation Expense was understated. The Company recorded a $0.5 million decrease in Property, Plant and Equipment, net with a corresponding decrease in Retained Earnings to correct this misstatement.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

(d)	The Company improperly deferred certain costs to be billed to a customer which were not included in the service agreement. As a result of this error Cost of Sales and Services were understated. The Company recorded a $0.2 million decrease in Accounts Receivable with a corresponding reduction in Retained Earnings to correct this misstatement.
(e)	The Company improperly accrued certain costs related to its Top Drive business activities. As a result of this error Cost of Sales and Services were understated in 2004 and overstated in 2005. The Company recorded a $0.1 million reduction in Accrued Liabilities with a corresponding increase in Retained Earnings to correct this misstatement.
(f)	As a result of these misstatements described above, the Company’s income tax expense was overstated in each of the periods. The Company recorded a $0.2 million decrease in Deferred Income Taxes Payable with a corresponding increase in Retained Earnings to correct this misstatement.
(g)	Impact on net income represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(h)	Represents the net reduction to Retained Earnings recorded as of January 1, 2006 to record the adoption of SAB No. 108.

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

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities, net	Accumulated Comprehensive Income
Balance December 31, 2004	$28,084	$(407)	$27,677
Foreign currency translation adjustment	6,544	—	6,544
Unrealized gain on investments	—	1,759	1,759
Income tax effect	—	(616)	(616)

Balance December 31, 2005	34,628	736	35,364
Foreign currency translation adjustment	(5,194)	—	(5,194)
Unrealized loss on investments	—	(1,493)	(1,493)
Income tax effect	—	594	594

Balance December 31, 2006	29,434	(163)	29,271
Foreign currency translation adjustment	15,322	—	15,322
Unrealized loss on investments	—	(595)	(595)
Reclassification adjustment for investment loss included in net income	—	956	956
Income tax effect	—	(198)	(198)

Balance December 31, 2007	$44,756	$—	$44,756

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 4—Acquisitions

2007 Acquisitions

During the second half of 2007, we acquired four businesses that provide conventional casing running and tubular services. One of these businesses is based in Colorado and services the Rockies region, including the Piceance basin and the remaining three businesses are based in Alberta, Canada and service northwest Alberta and northeast British Columbia regions. The combined purchase price of these acquisitions was approximately $21.5 million. These acquisitions were funded by the Company’s Revolver (defined below). All of these assets and operating results are included in the Casing Services business segment. These acquisitions expand and strengthen the Company’s position in these growing regions and provide expansion opportunities for the Company’s proprietary Casing Drive System™ for casing running as well as further opportunities to expand its CASING DRILLING® offering.

The assets and liabilities acquired in these acquisitions are valued based upon appraisals of the tangible and intangible assets acquired. The Company has completed its evaluation of the assets acquired and liabilities assumed for all but one of the 2007 acquisitions for which the purchase price was approximately $1.8 million. The Company’s preliminary allocation of the total purchase price related to such acquisition is $0.5 million to Property, plant and equipment and $1.3 million to Goodwill. The Company’s valuation, which is subject to change only for this last 2007 acquisition, of the assets acquired, liabilities assumed and total consideration paid for these acquisitions is as follows (in thousands):

Assets Assumed:
Accounts receivable	$914
Property, plant and equipment	2,601
Goodwill	12,484
Intangibles	5,506
Liabilities Assumed:
Current liabilities	—

Total Consideration Paid	$21,505

Goodwill related to these acquisitions was assigned to the Casing Services segment and approximately $11.2 million of the goodwill acquired as a result of these acquisitions is amortizable for income tax purposes. The $5.5 million of acquired intangible assets in these acquisitions relate to customer relationships which have a weighted average estimated useful life of seven years and non-compete agreements which have a weighted average term of five years.

2005 Acquisitions

Effective November 1, 2005, the Company acquired all of the assets and ongoing business of Tong Corporation, Lamb Energy Services, L.L.C. and Tong Specialty, L.L.C. (collectively “Tong”) for $32.6 million and Cheyenne Services, LTD (“Cheyenne”) for $23.5 million to provide expansion opportunities for its proprietary casing running service delivered with its Casing Drive SystemTM technology. Tong and Cheyenne are tubular running and inspection companies operating in Louisiana, Texas and the Gulf of Mexico. The assets and operations of Tong and Cheyenne are included in the Casing Services Segment of the Company. These financial statements include the results of operations for Tong and Cheyenne from November 1, 2005.

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

The following unaudited pro forma summary presents the consolidated financial information as if the Company’s purchase of Tong, Cheyenne and Latco had been consummated at the beginning of 2005. The pro forma financial data does not necessarily reflect the actual results that would have occurred had the acquisitions taken place on January 1, 2005 or the projected future results of operations of the combined companies under the ownership and operation of the Company (amounts in thousands, except per share amounts).

2005
Revenue	$239,760
Operating Income	22,347
Net Income	8,621

EPS
Basic	$0.25
Diluted	$0.24

Note 5—Fair Value of Financial Instruments

At December 31, 2007, the Company had entered into a twelve month foreign currency forward contract with notional amounts aggregating C$43.8 million at a weighted average exchange rate of 1.00 to hedge approximately 50% of the Canadian dollar requirements of the Company’s Canadian manufacturing operations. Although the forward currency contracts were entered into as an economic hedge of the Company’s currency exchange risk, they are not designated as a hedge for accounting purposes. Instead, they are accounted for using a

TESCO CORPORATION

Notes to the Consolidated Financial Statements

fair value model with changes each period being recorded in Foreign Exchange Losses in the accompanying Consolidated Statements of Income. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, the Company has recorded an asset of $0.1 million to record these foreign currency forward contracts at fair market value at December 31, 2007, and to recognize the related unrealized gain. The Company did not enter into any derivative financial instruments during 2006 or 2005.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable, accrued liabilities and capital leases approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to the Company. The fair value of the Company’s long term debt at December 31, 2007 of $80.8 million is assumed to be approximately equal to the carrying value since the interest rate on the Company’s debt obligations is adjustable based on the prime rate or LIBOR.

Note 6—Long Term Debt

Long term debt consists of the following (in thousands):

	December 31,
	2007	2006
Secured Revolver, maturity date of June 5, 2012, 6.39% and 7.12% interest rate at December 31, 2007 and 2006, respectively	$48,600	$14,500
Secured Revolver—Swingline, maturity date of June 5, 2012, 6.00% interest rate at December 31, 2007	12,184	—
Secured Term Loan, maturity date of October 31, 2009, 6.25% and 7.13% interest rate at December 31, 2007 and 2006, respectively	20,010	30,000

Total Long Term Debt	80,794	44,500
Less—Current Portion of Long Term Debt	9,991	9,991

Non-Current Portion of Long Term Debt	$70,803	$34,509

On June 5, 2007, TESCO and Tesco US Holding LP, an indirect, wholly-owned subsidiary of TESCO, entered into a $125 million amended and restated credit agreement with Amegy Bank, N.A., The Bank of Nova Scotia, Natixis, Comerica Bank, Trustmark National Bank, Bank of Texas, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The $125 million facility consisted of $100 million revolver and $25 million term loan. On December 21, 2007, TESCO and Tesco US Holding LP entered into an amendment to the $125 million amended and restated credit agreement (collectively with the June 5, 2007 $125 million amended and restated credit agreement, the “Amended Credit Agreement”) with the Company’s existing lenders and JPMorgan Chase Bank, N.A., as administrative agent for the lenders to make an additional $45 million of revolving loans available to the Company. The Amended Credit Agreement amends and restates that certain credit agreement between the Company and the existing lenders dated as of November 2, 2005 (the “Prior Credit Agreement”). The Amended Credit Agreement provides for up to $145 million in revolving loans and swingline loans (collectively, the “Revolver”). Under the Revolver, Tesco US Holding LP may borrow up to $145 million in revolving loans, while either Tesco US Holding LP or TESCO may borrow up to $15 million in swingline loans, provided that the aggregate amount of revolving loans and swingline loans may not exceed $145 million in outstanding principal. The Secured Term Loan terms and maturity date remains unchanged. Amounts outstanding under the Secured Term Loan issued under the Prior Credit Agreement will continue to be due in quarterly installments.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. At December 31, 2007, the Company had $6.6 million in letters of credit outstanding under the Revolver.

The Amended Credit Agreement contains covenants that the Company considers usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, the Company is prohibited from incurring any additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all of the Company’s assets and all of the Company’s direct and indirect material subsidiaries in the United States and Canada are guarantors of borrowings under the Amended Credit Agreement. Additionally, the Company’s capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. As of December 31, 2007, the Company believes it was in compliance with the debt covenants in the Amended Credit Agreement.

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

Rates for revolving and term loans under the Amended Credit Agreement are based, at Tesco US Holding LP’s election, on an interest rate tied to a Eurodollar rate or JPMorgan Chase Bank, N.A.’s prime rate. With respect to Eurodollar loans, the rate is determined as follows: (i) the sum of Adjusted LIBO Rate (as defined in the Amended Credit Agreement) plus (ii) the Applicable Rate (as defined in the Amended Credit Agreement), which is 1.25 percent based on the Company’s leverage ratio at December 31, 2007. With respect to non-Eurodollar loans, the rate is set by the alternate base rate, which is determined by taking the greater of (i) the prime rate for U.S. dollar loans announced by JPMorgan Chase Bank, N.A. in New York or (ii) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. Swingline loans will bear interest as determined by the alternate base rate described above.

Based on the Company’s leverage ratio at December 31, 2007, the Company is required to pay a facility fee of 0.25 percent per annum of the aggregate unused commitments under the Amended Credit Agreement. A letter of credit fee equal to the Applicable Rate (as defined in the Amended Credit Agreement) multiplied by the outstanding face amount of any letter of credit issued under the Amended Credit Agreement is also required to be paid by the Company.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The scheduled repayments of the Company’s debt for the next five years and thereafter are as follows (in thousands):

Year ended December 31:
2008	$9,991
2009	10,018
2010	—
2011	—
2012	60,785
Thereafter	—

$80,794

Note 7—Shareholders’ Equity and Stock-Based Compensation

The Company has authorized an unlimited number of first preferred and second preferred shares, none of which are issued or outstanding.

The Company has authorized an unlimited number of common shares without par value.

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. The amended Incentive Plan allows grants of stock options (including incentive stock options), stock appreciation rights, phantom stock, bonus stock, performance-based and/or time-based restricted stock units and other stock or performance-based awards. As a result, the Company altered the mix of stock-based compensation to its employees by reducing the number of stock options granted and granting additional kinds of stock-based awards as a form of compensation. The amended Incentive Plan maintained the aggregate plan limit of stock-based awards to 10% of the outstanding shares on a non-dilutive basis.

Under the terms of the Company’s amended Incentive Plan, 3,684,476 shares of common stock are authorized for the grant of stock-based compensation to eligible directors, officers, employees and other persons. At December 31, 2007, the Company had approximately 1,901,114 shares available for future grants.

Stock Options

Options granted under the amended Incentive Plan generally vest equally over a three year period, may have an expiration date of up to ten years from the date of grant and the exercise price of options may not be less than the market value of the Company’s common stock on the date of the grant, as defined in the amended Incentive Plan.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The following summarizes option activity during the years ended December 31, 2007, 2006 and 2005:

	2007			2006			2005
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of year	2,374,804	C$	15.38	2,482,041	C$	13.67	2,536,000	C$	14.01
Granted	458,000	C$	27.74	712,100	C$	20.88	915,000	C$	12.81
Exercised	(825,517)	C$	14.68	(499,507)	C$	15.24	(562,059)	C$	13.28
Forfeited	(413,325)	C$	17.95	(319,830)	C$	14.62	(406,900)	C$	14.39

Outstanding—end of year	1,593,962	C$	18.62	2,374,804	C$	15.38	2,482,041	C$	13.67

Exercisable—end of year	770,262	C$	13.91	1,061,638	C$	19.36	1,046,522	C$	15.68

The intrinsic value of options exercisable at December 31, 2007, 2006 and 2005 was $11.0 million, $6.3 million and $5.2 million, respectively. The intrinsic value of options exercised during 2007, 2006 and 2005 was $10.4 million, $3.5 million and $2.0 million, respectively. The weighted average grant-date fair value of options granted during 2007 was C$9.68 per share, during 2006 was C$10.70 per share and during 2005 was C$7.09 per share.

Details of the exercise prices and expiry dates of options outstanding at December 31, 2007 are as follows (intrinsic value in US$ thousands translated at the December 31, 2007 exchange rate of 1.01):

	Options outstanding	Intrinsic Value	Weighted- average years to expiry	Weighted- average exercise price		Vested options	Weighted- average exercise price
C$ 9.89 - 14.00	612,060	$10,238	4.1	C$	11.67	516,812	C$	11.57
C$14.00 - 18.00	65,100	$903	2.1	C$	14.56	57,642	C$	14.51
C$18.00 - 24.00	625,902	$4,507	5.7	C$	21.31	191,386	C$	20.71
C$24.00 - 36.63	290,900	$123	6.5	C$	29.47	4,422	C$	24.17

The assumptions used in the Black-Scholes option pricing model were:

Assumptions	2007	2006	2005
Weighted average risk-free interest rate	4.01%	4.24%	3.81%
Expected dividend	$-0-	$-0-	$-0-
Expected option life (years)	4.5	6	6
Weighted average expected volatility	34%	48%	54%
Weighted average expected forfeiture rate	11%	15%	—

For options granted in 2007, the Company decreased the expected option life to 4.5 years from 6 years to reflect recent option exercise experience.

Restricted Stock

Beginning in 2007, the Company began granting two different types of stock-based awards: RSU awards which vest equally in three annual installments from date of grant and entitle the grantee to receive one share of TESCO common stock upon vesting and PSU awards which vest in full after three years and include a performance measure. PSU awards entitle the grantee to receive one share of TESCO common stock for each

TESCO CORPORATION

Notes to the Consolidated Financial Statements

PSU, subject to adjustment based on the performance measure. The PSU performance objective multiplier can range from zero when threshold performance is not met to a maximum of 2.5 times the initial award. Both RSU awards and PSU awards may be settled by delivery of shares or the payment of cash based on the market value of a TESCO share at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the year ended December 31, 2007:

	2007
	Shares	Weighted- average grant date fair value
Outstanding Nonvested—beginning of period	—	C$	—
Granted	153,500	C$	36.19
Vested	—	C$	—
Forfeited	(12,400)	C$	36.63

Outstanding Nonvested—end of period	141,100	C$	36.15

The weighted average grant-date fair value of restricted stock granted during 2007 was C$36.19 per share. The weighted average expected forfeiture rate for RSU awards is 22% and for PSU awards is 5%.

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$6,933	$—
Accrued liabilities and reserves	3,574	5,422
Tax credit carryforwards	—	5,107
United States:
Accrued liabilities and reserves	2,349	1,757
Other International:
Accrued liabilities and reserves	81	77

Current deferred tax assets	12,937	12,363
Less: Valuation allowance	(937)	(1,304)

Total current deferred tax assets	12,000	11,059

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	December 31,
	2007	2006
Non-current:
Canada:
Loss carryforwards	4,135	4,310
Property, plant and equipment	5,623	3,467
Tax credit carryforwards	1,170	1,917
United States:
Loss carryforwards	828	5,203
Stock Options	1,926	1,253
Other International:
Loss carryforwards	1,107	521

Non-current deferred tax assets	14,789	16,671
Less: Valuation allowance	(1,154)	(1,759)

Total non-current deferred tax assets	13,635	14,912

Deferred tax liabilities:
Non-current deferred tax assets (liabilities):
Canada:
Other differences between financial and tax basis	(980)	—
United States:
Property, plant and equipment	(8,862)	(10,927)
Other International:
Property, plant and equipment	(345)	(276)

Total non-current deferred tax liabilities	(10,187)	(11,203)

Net deferred tax assets	$15,448	$14,768

Since the Company and its subsidiaries are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2007 is 32.1%. The combined rates in 2006 and 2005 were 32.5% and 33.6% respectively.

The Company’s income before income taxes consisted of the following (in thousands):

	December 31,
	2007	2006	2005
Canada	$12,950	$3,281	$276
United States	26,018	44,781	11,837
Other international	3,497	5,546	2,269

Income before taxes	$42,465	$53,608	$14,382

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Company’s income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2007	2006	2005
Current:
Canada	$323	$4,569	$26
United States	2,893	18,611	7,279
Other international	2,681	5,311	1,057

Total current	5,897	28,491	8,362

Deferred:
Canada	1,135	(2,031)	(5,793)
United States	3,173	(2,736)	3,166
Other international	(42)	(415)	597

Total deferred	4,266	(5,182)	(2,030)

Income tax provision	$10,163	$23,309	$6,332

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	December 31,
	2007	2006	2005
Statutory tax rate	32.1%	32.5%	33.6%
Effect of:
Large corporation tax	—	—	0.7
Tax rates applied to earnings not attributed to Canada	(1.5)	4.1	5.0
Change in future tax rates	4.1	3.2	—
Non-deductible expenses (including stock compensation)	1.2	0.6	6.5
Non-taxable portion of capital gains and losses	—	—	(6.6)
Change in valuation allowance	(2.3)	4.3	—
Tax reserves and audit resolutions	(2.0)	(3.7)	4.6
Research and development tax credits	(1.9)	1.0	—
Provision to return adjustments	(5.5)	0.4	4.0
Other	(0.3)	1.1	(3.8)

Total	23.9%	43.5%	44.0%

The Company’s effective tax rate for 2007 was 24% compared to 44% in 2006. The 2007 effective tax rate reflects a $3.4 million benefit related to 2006 return to accrual adjustments as a result of the Company’s Canadian, U.S. and other foreign tax returns and a $0.8 million benefit primarily related to the favorable resolution of a Mexico tax claim offset by a $1.7 million charge related to a reduction in deferred tax assets attributable to reduced statutory tax rates for Canadian federal taxes. The 2007 effective tax rate also includes a $1.5 million benefit related to the release of the valuation allowance established against the foreign tax credits generated in 2006, which was offset by a $1.1 million valuation allowance established against the foreign tax credits generated in 2007 and a $1.3 million valuation allowance established against 2007 losses of certain foreign subsidiaries. The 2006 effective tax rate includes a $1.6 million charge related to a reduction in deferred tax assets attributable to Canadian tax law changes which incrementally reduced the statutory tax rates for both Canadian federal and provincial (Alberta) taxes.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The benefit related to filing of the Company’s 2006 U.S. federal and state tax returns was $2.2 million, and primarily due to an allocation of 2006 earnings between the Company’s U.S. subsidiary and U.S. branch in the preparation of its tax returns. Because this allocation was not performed in the preparation of the Company’s 2006 income tax provision, such benefit should have been recorded in 2006. The Company believes that the effect of recording this tax adjustment in 2007 instead of 2006 is immaterial to both the current year and prior year financial statements taken as a whole.

During 2007, the Company changed its strategy with respect to the utilization of its deferred tax assets. Specifically, the Company amended various Canadian tax returns to convert a portion of its foreign tax credits into non-capital losses and utilized the remaining amount in its 2006 Canadian income tax return. As such, the Company’s current deferred tax asset related to tax credit carryforwards decreased, and the current deferred tax asset related to non-capital losses increased.

During 2007, the Company utilized $8.0 million of our non-capital loss carryforwards in Canada. At December 31, 2007, the Company had $48.6 million of loss carryforwards remaining. These losses can be carried forward seven to ten years, depending on the date generated, and applied to reduce future taxable income. The loss carryforwards at December 31, 2007 expire as follows (in thousands):

Year of expiration:	Amount of loss:
2009	$10,365
2010	$29,177
2014	$9,078

Based on current market conditions, the Company’s recent history of generating taxable income to utilize its loss carryforwards, expected future income and potential tax planning strategies, we expect to fully utilize these loss carryforwards. Therefore, there is no valuation allowance offsetting the deferred tax asset for these losses.

The Company files a separate branch tax return in the United States. The Company has $2.4 million of net operating loss carryforwards at December 31, 2007. These losses can be carried forward 20 years and begin to expire in 2020. Based on current market conditions, expected future income and the Company’s current operating structure, we expect to fully utilize these loss carryforwards. Therefore, the valuation allowance that existed in prior years was released and there is currently no valuation allowance offsetting the deferred tax asset for these losses.

Certain of the Company’s foreign subsidiaries file separate tax returns and have incurred losses in foreign jurisdictions. At December 31, 2007, the Company has $3.7 million of such loss carryforwards. Due to insufficient earnings history in the jurisdictions where such losses were generated, the Company does not expect to fully utilize these losses. Therefore, a partial valuation allowance has been established against the deferred tax asset for these losses. The valuation allowance at December 31, 2007 was $1.0 million.

During 2007, the Company generated $2.2 million of foreign tax credits for taxes paid on foreign branch operations that are creditable against the Company’s Canadian taxes. The Company estimates that it will be able to utilize foreign tax credits of $1.1 million in 2007 to offset its 2007 tax liability. The Company determined that it is more likely than not that the remaining foreign tax credits will not be utilized in 2007 or in future tax years. Therefore, a valuation allowance of $1.1 million was established against the foreign tax credit carryforward balance at December 31, 2007.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries. It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. TESCO adopted the provisions of FIN No. 48 on January 1, 2007. At the date of adoption, the Company had an accrual for uncertain tax positions of $1.4 million which decreased to $0.5 million at December 31, 2007. This liability is offset by the Company’s net income tax receivables and is included in Prepaid and Other Assets in the accompanying Consolidated Balance Sheet as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

Balance at January 1, 2007	$1,445
Decreases in tax positions for prior years	(277)
Increases in tax positions for current year	155
Settlements	(755)
Lapse in statute of limitations	—

Balance at December 31, 2007	$568

The Company recognizes interest related to uncertain tax positions in Interest Expense and penalties related to uncertain tax positions are recognized in Other Expense. At January 1, 2007, the Company had accrued $1.4 million, and at December 31, 2007, the Company had accrued $0.1 million for the potential payment of interest and penalties on uncertain tax positions. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions.

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2003. One of the Company’s U.S. subsidiaries has been audited through tax year 2004 and one U.S. subsidiary has been audited through tax year ending October 31, 2005. Two audits were concluded in 2007. The conclusion of these audits had no material impact to the Company’s financial position, results of operations or cash flows. At December 31, 2007, there were no ongoing U.S. or Canadian federal income tax audits.

In the past, TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations in 1996 through 2000 are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions were issued for 1996 through 2000. All of these reassessments were appealed to the Mexican court system and in May 2002, the Company paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal such reassessments. Between 2003 and 2007, TESCO obtained final court rulings deciding all years in dispute in our favor, except for 1996 for which litigation continues over a new reassessment for 1996 as discussed below. As of December 31, 2007, the years 1997 through 2000 have become statute barred. The Company continues to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In regards to the year 1996, in October 2005, the Mexican Supreme Court denied the Company’s appeal of the original 1996 Mexican tax reassessment. In 2005, the Company estimated that the total exposure for 1996

TESCO CORPORATION

Notes to the Consolidated Financial Statements

was $2.1 million and recorded a charge of $1.4 million to other expense relating to interest and penalties and $0.7 million to income tax expense. As a result of this and previous court decisions, a revised reassessment was to be calculated by Mexican authorities, subject to the Company’s appeal. There was some uncertainty regarding how the amount of the 1996 reassessment should be calculated as a result of the final court decision. In July 2007, the Company received a new reassessment for 1996 in the amount of approximately $3.4 million. The Company believes that, as of the date of the new reassessment, the 1996 tax year had already become statute barred, thus making this new reassessment invalid. The Company has appealed the new reassessment to the Mexican Tax Court. The Company requested a refund of the deposited amount and in October 2007, the Company received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in the third quarter of 2007 the Company reversed the 2005 accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense).

With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that the Company was owed an additional $3.4 million in interest but this amount was retained by the tax authorities as a deposit for the new reassessment received in July 2007. As previously discussed, the Company believes that the July reassessment is invalid. However, due to the uncertainty regarding the ultimate amount that will be received from the Mexican tax authorities, the Company has not recognized this asset.

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

Note 9—Goodwill and Other Intangible Assets

The Company accounts for its goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s goodwill has an indefinite useful life and is subject to at least an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. For 2007 and 2006, the Company completed its annual assessment, which indicated no impairment.

All of the Company’s Goodwill has been assigned to the Casing Services segment, and approximately $28.5 million is amortizable for income tax purposes. The $13.2 million increase in goodwill for the year ended December 31, 2007 was primarily related to the 2007 acquisitions described in Note 4 above, and the $0.3 million decrease in goodwill for the year ended December 31, 2006 was due to a purchase price adjustment relating to Cheyenne which was acquired in 2005.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Company’s intangible assets are recorded at their estimated fair value at the date acquired and are amortized on a straight line basis over their estimated useful lives. The Company’s intangible assets primarily consist of customer relationships, patents and non-compete agreements related to acquisitions in 2007 and 2005 (see Note 4 above). Intangible Assets related to customer relationships have a weighted average estimated useful life of 5 1/2 years, patents have a weighted average estimated useful life of 13 years and non-compete agreements have a weighted average term of five years. The carrying amount and accumulated amortization of intangible assets at December 31, 2007 and 2006 were as follows (in thousands):

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets
Customer relationships	$6,194	$(1,591)	$3,066	$(645)
Patents	2,521	(352)	2,522	(160)
Non-Compete Agreements	2,445	(170)	—	—

	$11,160	$(2,113)	$5,588	$(805)

Amortization of intangibles was $1.3 million in 2007, $0.8 million in 2006, and none in 2005, and is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income. Estimated amortization expense for each of the next five years through December 31, 2012 is $1.9 million, $1.9 million, $1.3 million, $1.2 million and $0.9 million, respectively.

Note 10—Commitments and Contingencies

Legal Contingencies

The Company, in the normal course of its business, is subject to legal proceedings brought against it and its subsidiaries. The estimates below represent management’s best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss the Company may suffer as a result of these proceedings.

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

Patent Litigation

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS™ infringes certain of Varco’s U.S. patents. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, the reexamination remains in process. The district court has granted our motion to stay the infringement litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Franks International, Inc. (“Franks”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our CDS™ infringes two patents held by Franks. We filed a response denying Franks allegation that our CDS™ is infringing their patents and have asserted the invalidity of their patents. The case is in the discovery phase. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe a total of ten patents held by Weatherford. The technologies referred to in the claim include the CDS™, the CASING DRILLING® system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. We have filed a general denial seeking a judicial determination that we do not infringe the patents in question and/or that the patents are invalid. The case is in the early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable.

Mexico Litigation

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2007, the Company accrued an additional $0.2 million of interest expense for this claim.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At December 31, 2007 the total exposure to the Company under outstanding letters of credit was $6.6 million.

Product Warranties

In late 2006, the Company identified technical problems associated with the Company’s new EMI 400 top drives. The Company accrued an additional $0.8 million to correct the identified technical problem and such cost was included in Cost of Sales and Service in the accompanying Consolidated Statements of Income. As a result of substantially correcting the technical problems associated with its EMI 400 top drives, during 2007 the Company reversed $1.3 million of its warranty accrual related to this issue. This warranty accrual reversal was included in Cost of Sales and Service in the accompanying Consolidated Statements of Income.

In 2005, the Company provided an additional warranty reserve of $6.6 million, net of amounts which are contractually recoverable from the manufacturer of the steel forgings, related to the replacement of load path parts of certain equipment sold to customers and in TESCO’s top drive rental fleet. In December 2007, the Company, as a result of substantially completing the replacement of load path parts in customers and TESCO’s rental fleet, reversed $0.9 million of its remaining warranty accrual for this issue. This warranty accrual reversal was included in Cost of Sales and Service in the accompanying Consolidated Statements of Income.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Commitments

The Company has future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2007 as follows (in thousands):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease obligations	$14,498	$3,903	$2,970	$2,600	$2,014	$1,483	$1,528
Purchase commitments	27,187	27,187	—	—	—	—	—

	$41,685	$31,090	$2,970	$2,600	$2,014	$1,483	$1,528

Rent expense during 2007, 2006 and 2005 was $4.7 million, $2.3 million and $1.2 million, respectively.

Note 11—Gain on Sale of Operating Assets

When properties and equipment, other than top drive units in the Company’s rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in Gain on Sales of Operating Assets in the accompanying Consolidated Statement of Income. Significant transactions for the year ended December 31, 2005 was as follows:

Gain on sale of rigs. On December 13, 2005, four drilling rigs were sold for proceeds of $35.0 million plus warrants, generating a gain of $8.4 million. These rigs were sold to Turnkey E & P Inc. (Turnkey), a public company listed on The Toronto Stock Exchange. At closing, TESCO received $35.0 million in cash in addition to warrants exercisable over a course of two years to purchase one million shares of Turnkey stock at a price of C$6.00. The Company estimated the fair value of these warrants to be $1.0 million on December 13, 2005 using the Black—Scholes option pricing model. The Company incurred transaction costs of $0.7 million in relation to this disposal. This gain has been included in Gain on Sales of Operating Assets in the Company’s Consolidated Statements of Income.

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

Note 12—Transactions with Related Parties

Turnkey E&P Inc.

On November 16, 2007, TESCO, Turnkey and Robert M. Tessari, an employee of Turnkey entered into a Consulting Agreement and Intellectual Property Rights Assignment (the “Consulting Agreement”), effective as of July 16, 2007. Mr. Tessari serves on the Board of Directors of TESCO and was the founder and former Chief Executive Officer and Chief Technology Officer of the Company. The Agreement provides that Turnkey will make Mr. Tessari available to provide consulting services to TESCO from time to time and provide reasonable assistance in testing and developing the Company’s products and services (the “Services”). The term of the Consulting Agreement is for three years from its effective date and shall thereafter automatically renew for successive one year terms unless any party gives 180 days written notice of termination prior to the renewal date.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

As consideration, Turnkey will (i) be reimbursed for all reasonable, ordinary and necessary expenses incurred by Mr. Tessari and (ii) will receive preferred customer pricing on the Company’s products as follows:

•

For purchased products for Turnkey’s internal use, Turnkey shall receive preferred customer pricing equal to the lesser of (a) the Company’s direct cost plus ten percent (10%) or (b) eighty-five percent (85%) of the lowest price charged to another customer of the Company that is not an affiliate. In the event that Turnkey can demonstrate that it can build a consumable product of the Company at a substantially lower cost than the Company, Turnkey may offer to the Company the right to provide such product at such lower price. If the Company chooses not to provide such product at such price, Turnkey may manufacture such product and pay the Company a royalty of 10% of Turnkey’s manufacturing cost.

•

For rented products for Turnkey’s internal use, the preferred customer day rate pricing shall be calculated as the sum of (a) the Company’s direct manufacturing cost of the product divided by 730 plus (b) 10%. Turnkey guarantees a minimum of 200 rental days per year for each rented product.

In addition, in the event that Turnkey proposes development of a product or service (the “New Technology”) that the Company does not want to design, test and/or commercialize, Turnkey shall have a limited, nonexclusive, nontransferable license to develop, manufacture and use the New Technology for its own internal purposes. If the Company subsequently decides to manufacture the New Technology, the Company shall give notice to Turnkey, and Turnkey shall thereafter be obliged to purchase any additional products containing the New Technology from the Company at the prices set forth above. In such event, the Company shall repay Turnkey three times the documented development cost of the New Technology. All intellectual property rights in any way related to inventions made or conceived or reduced to practice within the oilfield services field pursuant to the Consulting Agreement will belong to TESCO. During 2007, Turnkey purchased $0.7 million of products and services from the Company pursuant to the Consulting Agreement.

During 2007 prior to the effective date of the Consulting Agreement discussed above and 2006, Turnkey purchased CASING DRILLING®-related and other services and equipment from the Company in the amount of $1.9 million and $2.2 million, respectively. The prices we charged Turnkey prior to July 16, 2007 were on terms similar to those that we charge other third parties. After that date, Turnkey was charged rates as specified in the Consulting Agreement. Also, during 2006, the Company provided drilling rigs to its CASING DRILLING® customers which we had leased from a third party. The crews for these drilling rigs were provided to TESCO by Turnkey pursuant to a Rig Personnel Supply Agreement. Turnkey charged TESCO $5.1 million to supply these drilling rig crews in 2006 which represents the actual cost incurred by Turnkey plus a 15% markup. The Rig Personnel Supply Agreement terminated in late 2006. Prior to the effective date of the Consulting Agreement discussed above, the Company believes that the prices that Turnkey charged were on terms similar to those that would have been available from other third parties.

In 2005, the Company sold four drilling rigs to Turnkey for proceeds of $35.0 million plus warrants exercisable over a course of two years to purchase one million shares of Turnkey stock at a price of C$6.00. The Company received a fairness opinion related to the sale of the rigs to Turnkey and as such believes that the terms of the rig sale were comparable to those that would have been available from other third parties. As discussed in Note 2, TESCO did not exercise the warrants prior to their expiration in December 2007 and therefore the Company recognized a $1.2 million realized loss, which is included in Other Expense in the accompanying Consolidated Statements of Income.

St. Mary’s Land & Exploration Company

The Company’s President and Chief Executive Officer is a member of the Board of Directors of St. Mary Land & Exploration Company (“St. Mary”). St. Mary is engaged in the exploration, development, acquisition

TESCO CORPORATION

Notes to the Consolidated Financial Statements

and production of natural gas and oil in the U.S. During 2007 and 2006, St. Mary purchased $0.1 million and $0.6 million, respectively, in Top Drive rental and Casing Services from TESCO. The Company believes that the prices it charged St. Mary were on terms similar to those provided to other third parties.

Helix Energy Solutions Group, Inc.

The Company’s Chief Financial Officer is a member of the Board of Directors of Helix Energy Solutions Group, Inc. (“Helix”). Helix is an international offshore contract services provider and oil and gas exploration, development and production company. During 2007, Helix purchased $0.1 million in Casing Services from TESCO. The Company believes that the prices we charged Helix were on terms similar to those provided to other third parties.

Bennett Jones LLP

The Company’s corporate counsel in Canada is Bennett Jones LLP. One of the Company’s directors is a partner at Bennett Jones LLP. During 2007 and 2006, the Company paid approximately $0.4 million and $0.4 million, respectively, for services from Bennett Jones LLP, excluding reimbursement by the Company of patent filing fees and other expenses. The Company believes that the rates paid to Bennett Jones LLP for services were on terms similar to those that would have been available from other third parties.

Note 13—Segment Information

Business Segments

The Company has organized its businesses into three segments, Top Drive, Casing Services and Research and Engineering. The Top Drive business is comprised of top drive sales, rentals and after-market sales and service. The Casing Services business includes CASING DRILLING® and Tubular Services, as well as downhole tool rental and accessory sales. These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office. The costs of these functions, together with other (income) expense and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Casing Services or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Casing Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented. Significant financial information relating to these segments is as follows:

	Year ended December 31, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$289,145	$173,233	$—	$—	$462,378
Depreciation and Amortization	9,228	16,568	—	1,237	27,033
Operating Income (Loss)	68,853	21,408	(12,011)	(29,730)	48,520

Other expense					6,055

Income before income taxes					$42,465

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	Year ended December 31, 2006
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$219,204	$166,973	$—	$—	$386,177
Depreciation and Amortization	7,507	13,049	—	1,934	22,490
Operating Income (Loss)	64,880	28,409	(5,956)	(26,430)	60,903

Other expense					7,295

Income before income taxes					$53,608

	Year ended December 31, 2005
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenues	$125,776	$76,972	$—	$—	$202,748
Depreciation and Amortization	6,724	8,917	—	1,624	17,265
Operating Income (Loss)	23,512	19,019	(3,925)	(20,860)	17,746

Other expense					3,364

Income before income taxes					$14,382

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

	Year ended December 31, 2007
	Revenue	Property, plant, and equipment
Canada	$59,916	$21,189
United States	281,703	100,639
Latin America	41,649	20,747
Asia Pacific	51,501	16,520
Europe, Africa and Middle East	27,609	10,717

Total	$462,378	$169,812

	Year ended December 31, 2006
	Revenue	Property, plant, and equipment
Canada	$46,883	$18,476
United States	254,938	75,749
Latin America	23,456	12,715
Asia Pacific	33,528	13,694
Europe, Africa and Middle East	27,372	11,709

Total	$386,177	$132,343

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	Year ended December 31, 2005
	Revenue	Property, plant, and equipment
Canada	$34,343	$20,219
United States	121,616	58,087
Latin America	18,943	12,232
Asia Pacific	18,137	11,555
Europe, Africa and Middle East	9,709	7,639

Total	$202,748	$109,732

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

For the years ended December 31, 2007, 2006 and 2005, no single customer represented more than 10% of total revenue.

Note 14—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data for 2007 and 2006.

	For the 2007 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$114,304	$109,803	$113,890	$124,381
Operating Income	$18,981	$7,592	$8,613	$13,334
Net Income	$11,020	$3,854	$10,839	$6,589
EPS
Basic	$0.30	$0.11	$0.29	$0.18
Diluted	$0.30	$0.10	$0.29	$0.18

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	For the 2006 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$83,609	$86,772	$101,450	$114,346
Operating Income	$14,310	$12,741	$14,575	$19,277
Net Income Before Cumulative Effect of Accounting Change	$8,817	$2,551	$8,466	$10,467
Net Income	$9,063	$2,551	$8,466	$10,467
EPS
Basic	$0.25	$0.07	$0.24	$0.29
Diluted	$0.25	$0.07	$0.23	$0.29

For the three months ended September 30, 2007, income tax benefits totaling $2.1 million related to the filing of our Canadian income tax return in June 2007 were based on a change in strategy related to the treatment of foreign tax credits and research and development credits. Because these benefits relate to a change in Canadian tax strategy, such benefit should have been recorded in the three month period ended June 30, 2007 instead of the three month period ended September 30, 2007. We believe that the effect of recording these benefits during the three month period ended September 30, 2007 instead of the earlier period is immaterial to both quarterly financial statements taken as a whole.

Note 15—Reconciliation to Canadian Generally Accepted Accounting Principles

The consolidated financial statements of the Company are prepared using accounting principles that are generally accepted in the U.S. These principles differ in some material respects from those that are generally accepted in Canada. For the years ended December 31, 2007, 2006 and 2005, the principal differences that result in material measurement changes (required disclosures under Canadian GAAP have not been considered) in the consolidated financial statements of the Company are:

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

TESCO CORPORATION

Notes to the Consolidated Financial Statements

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

(f)	Investment in marketable securities of affiliates

Under U.S. GAAP, marketable securities of affiliates held as portfolio investments are carried on the balance sheet at market value as at the balance sheet date. For securities identified as available-for-sale, U.S. GAAP requires that temporary differences between the market and carrying values of investments at reporting dates be reflected through Accumulated Comprehensive Income. However, under Canadian GAAP marketable securities of affiliates are carried at historical cost. As discussed in Note 2 above, this investment was sold in 2005.

(g)	Investment in share purchase warrants

Under U.S. GAAP, TESCO’s investment in share purchase warrants (see Note 2 above) are reported at estimated fair value in the Company’s Consolidated Balance Sheet with unrealized gains and losses included in Accumulated Comprehensive Income (Loss). However, under Canadian GAAP, unrealized gains and losses are required to be included in the Company’s Consolidated Statements of Income.

(h)	Adoption of a U.S. accounting principle

As discussed in Note 2 above, during 2006, the Company determined that it had improperly accounted for stock compensation expense for certain stock option grants in prior years and identified other accounting errors also relating to prior years. For US GAAP, because these adjustments were not material to any of the years prior to 2006 under the roll-over method, the Company elected to apply the guidance in SAB No. 108 by adjusting the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment of $0.8 million recorded to retained earnings as of such date. However, under Canadian GAAP the cumulative effect method allowed by SAB No. 108 is not permitted. Therefore, prior year reported amounts have been adjusted to reflect the correction of these misstatements in the applicable year to which they relate.

(i)	Debt issue costs

Effective for fiscal years beginning after October 2006, Canadian GAAP requires companies to elect to either (a) expense all debt issue costs as incurred, or (b) deduct them in establishing the fair value of the principal amount of the debt and amortize using an effective interest rate calculation. Effective January 1, 2007, the Company elected to expense all debt issue costs as incurred. For Canadian GAAP purposes, the Company has restated its prior year results to reflect the adoption of this accounting standard. Under U.S. GAAP, debt issue costs are deferred as an asset and amortized over the life of the debt term.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	Years Ended December 31,
	2007	2006	2005
Net Income—U.S. GAAP	$32,302	$30,545	$8,050
Adjusted for:
Product development costs	(762)	(788)	(830)
Unrealized gains (losses) in fair value of Turnkey share purchase warrants	361	(1,457)	1,132
Adoption of a U.S. accounting principle	—	—	(455)
Debt issue costs	(92)	386	(1,684)

	(493)	(1,859)	(1,837)
Tax effect	148	725	502

	(345)	(1,134)	(1,335)

Net Income—Canadian GAAP	$31,957	$29,411	$6,715

Net earnings—per common share (basic)
U.S. GAAP	$0.88	$0.85	$0.23

Canadian GAAP	$0.87	$0.82	$0.19

Net earnings—per common share (diluted)
U.S. GAAP	$0.86	$0.83	$0.23

Canadian GAAP	$0.85	$0.80	$0.19

	Years Ended December 31,
	2007	2006	2005
Retained earnings, beginning of year
U.S. GAAP	$57,544	$27,836	$19,786
Adjusted for:
Adoption of a U.S. accounting principle	—	(837)	—
Adjusted for cumulative effect of prior years’ U.S./Canadian GAAP differences	15,458	16,592	17,927

	73,002	43,591	37,713
Net earnings for the periods, Canadian GAAP	31,957	29,411	6,715

Retained earnings, end of period, Canadian GAAP	$104,959	$73,002	$44,428

	December 31,
	2007	2006
Intangible and Other Assets
U.S. GAAP	$10,210	$9,375
Adjusted for:
Product development costs	3,889	4,651
Debt issue costs	(1,390)	(1,298)

Canadian GAAP	$12,709	$12,728

Net Deferred Income Tax Asset
U.S. GAAP	$15,448	$14,768
Adjusted for:
Net tax impact of GAAP adjustments	(1,089)	(1,435)

Canadian GAAP	$14,359	$13,333

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	December 31,
	2007	2006
Common Shares
U.S. GAAP	$154,332	$139,266
Adjusted for:
Reduction of capital	(10,941)	(10,941)

Canadian GAAP	$143,391	$128,325

Contributed Surplus
U.S. GAAP	$15,972	$13,348
Adjusted for:
Issuance of options and warrants	(2,550)	(2,550)
Compensation expense for repriced options	(212)	(212)

Canadian GAAP	$13,210	$10,586

Accumulated Comprehensive Income/Cumulative Translation Account
U.S. GAAP	$44,756	$29,271
Adjusted for:
Decrease in fair value of warrants	—	361
Tax effect thereon	—	(198)

Canadian GAAP	$44,756	$29,434

In addition to these measurement differences, certain restructuring charges and other exceptional amounts incurred in 2005, pursuant to Canadian GAAP would be allowed to be presented on the Consolidated Statements of Income as a separate line item. The effect of including these restructuring charges and other exceptional amounts as a separate line item for the year ended December 31, 2005 would be to decrease Cost of Sales and Services $6.6 million, decrease income from operations $8.9 million and decrease non-operating income $1.9 million.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

Descriptions	Balance At Beginning of Year	Additions		Deductions(b)	Balance At End of Year
		Charged to Cost and Expenses(c)	Charged to Other Accounts(a)
	(In thousands)
2007
Allowance for Uncollectible Accounts	$2,983	$1,200	$45	$(2,343)	$1,885
Inventory Reserves	3,874	(37)	571	(2,741)	1,667
Warranty Reserves	9,391	1,647	1,296	(9,289)	3,045
Allowance for Uncollectible Deposits(d)	—	3,385	—	—	3,385
Deferred Tax Asset Valuation Allowance	3,063	(972)	—	—	2,091

2006
Allowance for Uncollectible Accounts	$3,702	$(1,663)	$(8)	$(952)	$2,983
Inventory Reserves	2,028	1,759	87	—	3,874
Warranty Reserves	7,817	3,883	168	2,477	9,391
Deferred Tax Asset Valuation Allowance	1,547	1,516	—	—	3,063

2005
Allowance for Uncollectible Accounts	$3,879	$2,336	$42	$2,555	$3,702
Inventory Reserves	3,179	(1,151)	—	—	2,028
Warranty Reserves	2,040	7,042	—	1,265	7,817
Deferred Tax Asset Valuation Allowance	—	1,547	—	—	1,547

(a)	Represents currency translation adjustments and reclasses.
(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty services to customers.
(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty reserve estimates. In 2007, the Company reversed $2.2 million in warranty reserves as described in Note 10 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).
(d)	Relates to interest earned but unpaid on deposits held by Mexican tax authorities for which the Company is uncertain of recovery.