Form 10-Q
period 2008-03-31
TESCO CORP
filed 2008-05-02
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of April 30, 2008: 36,947,743

i

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

Please see “Part I, Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2007, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,722	$23,072
Accounts Receivable Trade, net	96,560	87,903
Inventories, net	112,715	117,425
Deferred Income Taxes	11,839	12,000
Prepaid and Other Current Assets	11,298	12,785

Total Current Assets	239,134	253,185
Property, Plant and Equipment, net	179,594	169,812
Goodwill	29,525	29,829
Deferred Income Taxes	14,574	13,635
Intangible and Other Assets	9,620	10,210

TOTAL ASSETS	$472,447	$476,671

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$9,991	$9,991
Accounts Payable	35,866	49,724
Income Taxes Payable	304	—
Deferred Revenues	11,116	9,825
Accrued and Other Current Liabilities	21,828	21,235

Total Current Liabilities	79,105	90,775
Long Term Debt	68,410	70,803
Deferred Income Taxes	9,931	10,187

Total Liabilities	157,446	171,765

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	155,272	154,332
Contributed Surplus	17,246	15,972
Retained Earnings	100,521	89,846
Accumulated Comprehensive Income	41,962	44,756

Total Shareholders’ Equity	315,001	304,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$472,447	$476,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended March 31,
	2008	2007
REVENUE	$129,368	$114,304

OPERATING EXPENSES
Cost of Sales and Services	96,808	81,568
Selling, General and Administrative	13,352	11,107
Research and Engineering	2,785	2,648

Total Operating Expenses	112,945	95,323

OPERATING INCOME	16,423	18,981
OTHER EXPENSE (INCOME)
Interest expense	1,196	687
Interest income	(135)	(221)
Foreign exchange losses	1,724	250
Other expense (income)	(31)	5

Total Other Expense (Income)	2,754	721

INCOME BEFORE INCOME TAXES	13,669	18,260
INCOME TAXES	2,994	7,240

NET INCOME	$10,675	$11,020

Earnings per share:
Basic	$0.29	$0.30
Diluted	$0.29	$0.30
Weighted average number of shares:
Basic	36,845,888	36,134,013
Diluted	37,410,041	36,937,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net Income	$10,675	$11,020
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	7,769	6,163
Stock compensation expense	1,620	1,682
Deferred income taxes	(1,306)	609
Amortization of financial items	172	91
Gain on sale of operating assets	(4,460)	(4,138)
Changes in components of working capital
(Increase) decrease in accounts receivable trade	(9,009)	1,957
Decrease (increase) in inventories	2,112	(8,403)
Decrease (increase) in prepaid and other current assets	2,619	(1,596)
(Decrease) increase in accounts payable	(12,964)	4,078
Increase (decrease) in accrued and other current liabilities	1,196	(2,469)
Increase in income taxes payable	304	5,373
Other	989	(281)

Net cash (used in) provided by operating activities	(283)	14,086

INVESTING ACTIVITIES
Additions to property, plant and equipment	(20,135)	(9,765)
Proceeds on sale of operating assets	5,614	4,683
Other	162	(79)

Net cash used in investing activities	(14,359)	(5,161)

FINANCING ACTIVITIES
Issuances of debt	13,611	—
Repayments of debt	(15,598)	(14,498)
Proceeds from exercise of stock options	576	7,003
Debt issue costs	(100)	—
Excess tax benefit associated with equity based compensation	—	281

Net cash used in financing activities	(1,511)	(7,214)

Effect of foreign exchange losses on cash balances	(197)	457

Net (Decrease) Increase in Cash and Cash Equivalents	(16,350)	2,168
Net Cash and Cash Equivalents, beginning of period	23,072	14,923

Net Cash and Cash Equivalents, end of period	$6,722	$17,091

Supplemental Cash Flow Information
Cash paid during the period for interest	$771	$675
Cash paid during the period for income taxes	$965	$797
Cash receipts during the period for interest	$123	$325
Cash receipts during the period for income taxes	$—	$522

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”), an Alberta, Canada corporation, is engaged in the design, manufacture and service of technology based solutions for the upstream energy industry.

Basis of Presentation

The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to this Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring and which are necessary for a fair presentation of the Company’s results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), as filed by the Company under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

The Condensed Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions, including those regarding inventory valuations, stock-based compensation, certain accrued liabilities and the potential outcome of litigation and tax matters, which may affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from these estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for an entire fiscal year. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Unless indicated otherwise, all amounts in these Condensed Consolidated Financial Statements are denominated in United States dollars (“US dollar”). All references to US$ or $ are to US dollars and references to C$ are to Canadian dollars. Certain reclassifications have been made to prior year amounts in order for them to conform to the current year presentation.

The Company is organized under the laws of Alberta and is therefore subject to the Business Corporation Act (Alberta). The Company is also a reporting issuer (or the equivalent) in each of the provinces and territories of Canada. Effective December 31, 2006, the Company became a U. S. registrant and a domestic filer with the SEC. Through December 31, 2007, the Company filed its financial statements with a reconciliation of its financial statements under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to Canadian generally accepted accounting principles. This reconciliation is no longer included in the interim financial statements, as it is no longer required by Canada’s National Instrument 52-102, “Continuous Disclosure Obligations.”

Market for Common Stock

TESCO’s common stock is traded on the Toronto Stock Exchange (“TSX”) under the symbol “TEO” and on the Nasdaq Global Market (“NASDAQ”) under the symbol “TESO.” On April 15, 2008, the Company announced that it intends to delist its shares from the TSX effective June 30, 2008. The Company’s stock will continue to be traded on the NASDAQ.

Foreign Currency Translation

The US dollar is the functional currency for most of the Company’s worldwide operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations,

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates and the resultant translation adjustments are reported, as a component of Accumulated Comprehensive Income in Stockholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resultant exchange gains and losses are included in other expense (income) in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period.

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

The following is a reconciliation of changes in the Company’s warranty reserve for the three months ended March 31, 2008 and the year ended December 31, 2007 (in thousands):

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Balance—beginning of period	$3,045	$9,391
Charged to expense	153	1,647
Charged to other accounts(a)	(34)	1,296
Deductions	(388)	(9,289)

Balance—end of period	$2,776	$3,045

(a)	Represents currency translation adjustments and reclasses.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for Top Drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At March 31, 2008 and December 31, 2007, the allowance for doubtful accounts on Accounts Receivable Trade was $2.5 million and $1.9 million, respectively.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Inventories

Inventories primarily consist of manufactured equipment and spare parts for manufactured equipment. During the manufacturing process, the Company values its inventories (work in progress and finished goods) primarily using standard costs, which approximate actual costs, and such costs include raw materials, direct labor and manufacturing overhead allocations.

Inventory costs for manufactured equipment are stated at the lower of cost or market using specific identification. Inventory costs for spare parts are stated at the lower of cost or market using the first-in, first-out method. The Company performs obsolescence reviews on its slow-moving and excess inventories and establishes reserves based on such factors as usage of inventory on-hand, technical obsolescence and market conditions, as well as future expectations related to its manufacturing sales backlog, its installed base and the development of new products.

At March 31, 2008 and December 31, 2007, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$57,919	$63,534
Work in progress	13,238	11,495
Finished goods	41,558	42,396

	$112,715	$117,425

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Drilling service equipment includes related manufacturing costs and overhead. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment, other than Top Drive units in the Company’s rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized as a component of Operating Income in the accompanying Condensed Consolidated Statements of Income. When Top Drive units in the Company’s rental fleet are sold, the sales proceeds are included in Revenue and the net book value of the equipment sold is included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income.

The net book value of used Top Drive rental equipment sold included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income was $1.0 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of sales and services	$7,504	$6,038
Selling, general and administrative expense	265	125

	$7,769	$6,163

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Investments

During the year ended December 31, 2007, the Company owned warrants to purchase one million shares of Turnkey E&P, Inc. These warrants expired during the fourth quarter of 2007 without being exercised. As a result, the Company recognized a $1.2 million realized loss during the fourth quarter of 2007. The Company owned no investments in equity securities (excluding wholly-owned subsidiaries) as of March 31, 2008 or December 31, 2007. Effective January 1, 2008, the Company adopted provisions related to the accounting for investments in equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” Pursuant to SFAS No. 159, securities considered available-for-sale will be reported at fair value based upon quoted market prices in the accompanying Condensed Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities will be included, net of applicable deferred income taxes, in Accumulated Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold will be included in Other expense (income) in the Condensed Consolidated Statements of Income.

Goodwill and Other Intangible Assets

Goodwill, which represents the value of businesses acquired by the Company in excess of the fair market value of all of the identifiable tangible and intangible net assets of the acquired businesses at the time of their acquisition, is carried at the lower of cost or fair value. The Company’s goodwill has an indefinite useful life and is subject to an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. Any resulting impairment loss is charged to income and disclosed separately in the Condensed Consolidated Statements of Income.

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationships intangible assets are amortized on a straight-line basis over an estimated economic life of four to seven years, the patents are amortized on a straight-line basis over an estimated economic life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the term of the agreements of five years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. During the quarter ended March 31, 2008, the Company finalized its goodwill valuation related to one of its 2007 acquisitions and reduced the carrying amount of goodwill by $0.1 million. The remaining change in the carrying amount of goodwill of $0.2 million is due to the effect of foreign currency exchange rates.

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

During the year ended December 31, 2007, the Company had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, the Company terminated these bi-weekly foreign currency forward contracts and replaced them with monthly foreign currency forward contracts. The Company recognized a loss of $0.6 million related to the termination of the bi-weekly foreign currency forward contracts which is included in Foreign exchange losses in the Condensed Consolidated Statements of Income.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

During the three months ended March 31, 2008, the Company entered into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million at a weighted average exchange rate of approximately 1.01 to hedge the first $3.5 million of the monthly Canadian dollar exposure related to its Canadian Top Drive manufacturing operations. Although the forward currency contracts were entered into as an economic hedge of the Company’s currency exchange risk, they are not designated as a hedge for accounting purposes. Instead, they are accounted for using a fair value model with periodic changes in fair value being recorded in Foreign exchange losses in the accompanying Condensed Consolidated Statements of Income. One of the foreign currency forward contracts matured during the three months ended March 31, 2008. Based on quoted market prices as of March 31, 2008 for contracts with similar terms and maturity dates, the Company has recorded a liability of $1.0 million to record these foreign currency forward contracts at fair market value at March 31, 2008, and to recognize the related unrealized loss. In April 2008, the Company terminated these foreign currency forward contracts. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not a party to any derivative financial instruments at March 31, 2007.

Fair Value Reporting

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurement,” for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, until January 1, 2009.

To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts. SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS No. 157 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

The following table provides a summary of the fair values of assets and liabilities under SFAS No. 157 (in thousands):

	Fair Value Measurements at March 31, 2008, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$—	$—	$(1,015)

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2007	Total Gains (Losses) (realized or unrealized)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at March 31, 2008
Derivatives	$82	$(1,625)	$528	$—	$(1,015)

Under these provisions, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts which consists solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange losses in the Condensed Consolidated Statements of Income. In April 2008, the Company terminated these foreign currency forward contracts.

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

Research and Engineering Expenses

The Company expenses research and engineering costs when incurred. Payments received from third parties, including payments for the use of equipment prototypes, during the research or development process are recognized as a reduction in research and engineering expense when the payments are received. The Company did not receive any payments from third parties during the three months ended March 31, 2008 or 2007.

Severance Costs

During the quarter ended March 31, 2008, the Company eliminated approximately 100 employee positions due to a review of its personnel structure and recorded $1.0 million in termination benefits associated with the reduction. These severance costs are recorded in Cost of Sales and Services ($0.8 million), Selling, General and Administrative expense ($0.1 million) and Research and Engineering expense ($0.1 million) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in the period that the change occurs. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. Estimates of future taxable income and ongoing tax

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

planning have been considered in assessing the utilization of available tax losses and credits. Changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with the Company’s deferred tax assets.

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other provisions, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. As a result, the Company altered the mix of stock-based compensation to its employees by reducing the number of stock options granted and granting additional kinds of stock-based awards as a form of compensation. The Company has granted two different types of stock-based compensation: restricted stock units (“RSUs”) which are subject to time based vesting criteria and performance stock units (“PSUs”) which contain both time and performance based criteria. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of a TESCO share at the time of settlement at the discretion of the Company’s Board of Directors. For further description of the Company’s stock-based compensation plan, see Note 3 below.

The Company measures stock-based compensation cost as of grant date based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures, and recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense is recognized with an offsetting credit to Contributed Surplus, which is then transferred to Common Shares when the award is distributed or the option is exercised. Consideration received on the exercise of stock options is also credited to Common Shares. For stock option grants, the Company uses a Black-Scholes valuation model to determine the estimated fair value.

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General and Administrative expense in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees receiving stock option grants. Stock compensation expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of Sales and Services	$499	$453
Research and Engineering	143	181
Selling, General and Administrative	978	1,048

	$1,620	$1,682

Per Share Information

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), “Share-Based Payment” and SFAS No. 128, “Earnings Per Share.” The Company excludes potentially dilutive securities in its calculation of diluted earnings per share if the impact on net income is anti-dilutive.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table reconciles basic and diluted weighted average shares (in thousands):

	March 31,
	2008	2007
Basic weighted average number of shares outstanding	36,846	36,134
Dilutive effect of stock options	564	803

Diluted weighted average number of shares outstanding	37,410	36,937

Weighted average anti-dilutive options excluded from calculation	325	43

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009 and is currently reviewing the impact of the adoption of this statement. It is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects of prior acquisitions for which SFAS 141R is now effective. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company will adopt the provisions SFAS No. 160 on January 1, 2009 and is currently assessing the impact its adoption will have on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement,

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect to adopt the fair value provisions of SFAS No. 159 on January 1, 2008. Therefore, the adoption did not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. For additional information see “Fair Value Reporting,” above. As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, and is currently evaluating the impact, if any, that this statement will have on its financial statements as it relates to its non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis.

Note 2—Long Term Debt

Long term debt consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Secured Revolver, maturity date of June 5, 2012, 4.53% and 6.39% interest rate at March 31, 2008 and December 31, 2007, respectively	$49,000	$48,600
Secured Revolver—Swingline, maturity date of June 5, 2012, 5.25% and 6.00% interest rate at March 31, 2008 and December 31, 2007, respectively	11,890	12,184
Secured Term Loan, maturity date of October 31, 2009, 4.50% and 6.25% interest rate at March 31, 2008 and December 31, 2007, respectively	17,511	20,010

Total Debt	78,401	80,794
Less—Current Portion of Long Term Debt	(9,991)	(9,991)

Non-Current Portion of Long Term Debt	$68,410	$70,803

Amounts outstanding under the Secured Term Loan issued under the Company’s credit agreement require quarterly payments on the principal amount outstanding.

In March 2008, the Company entered into a second amendment to its amended and restated credit agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the credit agreement). As of March 31, 2008, the Company was in compliance with the debt covenants in the second amendment to the amended and restated credit agreement.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 3—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes activity in the Company’s common shares during the three months ended March 31, 2008 and for the year ended December 31, 2007 (dollar amounts in thousands):

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	36,844,763	$154,332	36,019,246	$139,266
Issued on exercise of options	36,085	906	825,517	15,066
Other issuance of common stock	1,260	34	—	—

Balance—end of period	36,882,108	$155,272	36,844,763	$154,332

Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,688,211 shares of common stock are authorized for the grant of stock and stock options to eligible directors, officers, employees and other persons. Options granted under the stock option plan generally vest equally over a three year period, expire no later than seven years from the date of grant and the exercise price may not be less than the value on the date of the grant. At March 31, 2008, the Company had approximately 1,665,088 shares available for future grants.

Prior to May 2007, the company granted stock and stock options in Canadian dollars. In May 2007, the Company amended and restated its stock option plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan. Under the amended and restated plan, stock and stock options may be granted in Canadian dollars or US dollars, at the Company’s discretion. The Company has chosen to grant stock and options to its Canada-based employees in Canadian dollars, and grants to all other employees in US dollars.

Stock Options

The following summarizes option activity for the options issued in Canadian dollars during the three months ended March 31, 2008 and 2007:

	2008			2007
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	1,593,962	C$	18.62	2,374,804	C$	15.38
Granted	46,300	C$	24.44	387,100	C$	26.77
Exercised	(36,085)	C$	15.50	(543,480)	C$	14.85
Cancelled	(70,404)	C$	22.40	(128,130)	C$	17.08

Outstanding—end of period	1,553,773	C$	18.70	2,090,294	C$	17.52

Exercisable—end of period	928,601	C$	15.30	726,864	C$	12.19

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following summarizes option activity for the options issued in US dollars during the three months ended March 31, 2008 and 2007:

	2008		2007
	No. of options	Weighted- average exercise price	No. of options	Weighted- average exercise price
Outstanding—beginning of period	—	$—	n/a	$	n/a
Granted	134,800	$25.43	n/a	$	n/a
Exercised	—	$—	n/a	$	n/a
Cancelled	(10,100)	$25.38	n/a	$	n/a

Outstanding—end of period	124,700	$25.44	n/a	$	n/a

Exercisable—end of period	—	$—	n/a	$	n/a

The assumptions used in the Black-Scholes option pricing model during the three months ended March 31, 2008 and 2007 were:

	Canadian Dollar Options Three Months Ended March 31,				US Dollar Options Three Months Ended March 31,
Assumptions	2008		2007		2008		2007
Weighted average risk-free interest rate	3.50%		3.96%		2.83%		n/a
Expected dividend	$-0	-	$-0	-	$-0	-	$n/a
Expected option life (years)	4.5		4.5		4.5		n/a
Weighted average expected volatility	51%		34%		50%		n/a
Weighted average expected forfeiture rate	17%		15%		11%		n/a

Restricted Stock

Beginning in May 2007, the Company began granting two different types of stock-based awards: RSU awards, which vest equally in three annual installments from date of grant and entitle the grantee to receive one share of TESCO common stock upon vesting, and PSU awards, which vest in full after three years and include a performance measure. PSU awards entitle the grantee to receive one share of TESCO common stock for each PSU, subject to adjustment based on the performance measure. The PSU performance objective multiplier can range from zero if threshold performance is not met to a maximum of 2.5 times the initial award. Both RSU awards and PSU awards may be settled by delivery of shares or the payment of cash based on the market value of the TESCO shares that would otherwise be due at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the three months ended March 31, 2008:

	Canadian Dollars			US Dollars
	Shares	Weighted- average grant date fair value		Shares	Weighted- average grant date fair value
Outstanding—beginning of period	141,100	C$	36.15	—	$—
Granted	35,600	C$	24.67	108,800	$25.12
Vested	—	C$	—	—	$—
Cancelled	(14,200)	C$	34.29	(8,500)	$25.12

Outstanding—end of period	162,500	C$	33.80	100,300	$25.12

The weighted average expected forfeiture rate for RSU awards is 22% and for PSU awards is 5%.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 4—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Income	$10,675	$11,020
Unrealized gain (loss) on securities, net of tax	—	286
Foreign currency translation adjustment	(2,794)	937

Total Comprehensive Income	$7,881	$12,243

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

The Company’s income tax provision for the three months ended March 31, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Current	$4,300	$6,631
Deferred	(1,306)	609

Income tax provision	$2,994	$7,240

The Company’s effective tax rate for the three months ended March 31, 2008 was 22% compared to 40% for the same period in 2007. The decrease in the effective tax rate during the three months ended March 31, 2008 as compared to the same period in 2007 is due to the reduction in the Canadian federal statutory tax rate, increased earnings generated in jurisdictions with statutory tax rates that are lower than the U.S. and Canadian rates and the effects of certain legal entity restructurings. Further, the effective tax rate for the three months ended March 31, 2007 included expense related to the establishment of valuation allowances on foreign tax credits.

TESCO adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”) on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2008 and December 31, 2007, the Company had an accrual for uncertain tax positions of $0.5 million. This amount is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheet as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions. TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2003. One of the Company’s U.S. subsidiaries has been audited through tax year 2004 and one U.S. subsidiary has been audited through the tax year ending October 31, 2005. Two audits were concluded in 2007. The conclusion of these audits had no material impact to the Company’s financial position, results of operations or cash flows. At March 31, 2008, there were no ongoing U.S. or Canadian federal income tax audits.

In the past, TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations in 1996 through 2000 are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions were issued for 1996 through 2000. All of these reassessments were appealed to the Mexican court system and in May 2002, the Company paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal such reassessments. Between 2003 and 2007, TESCO obtained final court rulings deciding all years in dispute in our favor, except for 1996 for which litigation continues over a new reassessment for 1996 as discussed below. As of March 31, 2008, the years 1997 through 2000 have become statute barred.

In regard to the year 1996, in October 2005, the Mexican Supreme Court denied the Company’s appeal of the original 1996 Mexican tax reassessment. As a result of this and previous court decisions, a revised reassessment was to be calculated by Mexican authorities, subject to the Company’s appeal. There was some uncertainty regarding how the amount of the 1996 reassessment should be calculated as a result of the final court decision. In 2005, the Company estimated that the total exposure for 1996 was $2.1 million and recorded a charge of $1.4 million to other expense relating to interest and penalties and $0.7 million to income tax expense. In July 2007, the Company received a new reassessment for 1996 in the amount of approximately $3.4 million. The Company believes that, as of the date of the new reassessment, the 1996 tax year had already become statute barred, thus making this new reassessment invalid. The Company has appealed the new reassessment to the Mexican Tax Court. The Company requested a refund of the deposited amount and in October 2007, the Company received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in the third quarter of 2007 the Company reversed the 2005 accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense).

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Varco I/P, Inc. (“Varco”) filed suit against the Company in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that The Company’s Casing Drive System™ (“CDS™”) infringes certain of Varco’s U.S. patents. The Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which the Company is the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office has accepted the Varco patent for reexamination, and the reexamination remains in process. The district court has granted the Company’s motion to stay the patent litigation pending the outcome of the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that the Company’s CDS™ infringes two patents held by Franks. The Company filed a response denying Franks allegation that the CDS™ is infringing their patents and has asserted the invalidity of their patents. The case is in the discovery phase. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe a total of ten patents held by Weatherford. The technologies referred to in the claim include the CDS™, the CASING DRILLING® system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. The case is in the early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the period from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2007, the Company accrued an additional $0.2 million of interest expense for this claim. The Company continues to monitor the situation, and no material change occurred during the three months ended March 31, 2008.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At March 31, 2008 the total exposure to the Company under outstanding letters of credit was $7.1 million, of which $6.1 million was outstanding under the Company’s credit agreement and $1.0 million was outstanding with other lenders.

Note 7—Segment Information

Business Segments

The Company has organized its businesses into three segments, Top Drive, Casing Services and Research and Engineering. The Top Drive business consists of Top Drive sales, Top Drive rentals and after-market sales and service. The Casing Services business includes proprietary and conventional Tubular Services and CASING DRILLING®. The Research and Engineering segment consists of the Company’s research and development activities related to its proprietary technologies in Casing Services and Top Drive model development. These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office; the costs of these functions, together with other expense (income) and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Casing Services or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Casing Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented.

The Company incurs costs directly and indirectly associated with its revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of the Company’s revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, the Company allocated total indirect costs at a consolidated level based on a percentage of global revenues. During the current year, the Company was able to identify and capture, where appropriate, the specific operating segments in which it incurred its indirect costs at the business unit level. In addition, the Company determined that certain CDSTM related product sales and cost of sales should have been included in the Casing Services business segment. Using this information, the Company has reclassified its prior year segment operating results to conform to the current year presentation. This reclassification resulted in a net increase of $0.9 million in operating income the Top Drive segment and a corresponding net decrease of $0.9 million in the Casing Services segment for the three months ended March 31, 2007.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Significant financial information relating to these segments is as follows (in thousands):

	For the Three Months Ended March 31, 2008
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$81,634	$47,734	$—	$—	$129,368
Depreciation and amortization	1,954	5,277	—	538	7,769
Operating income (loss)	24,079	3,114	(2,785)	(7,985)	16,423

Other expense					2,754

Income before income taxes					$13,669

	For the Three Months Ended March 31, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$71,262	$43,042	$—	$—	$114,304
Depreciation and amortization	1,892	3,907	—	364	6,163
Operating income (loss)	23,702	6,620	(2,648)	(8,693)	18,981

Other expense					721

Income before income taxes					$18,260

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	For the Three Months Ended March 31,
	2008	2007
United States	$67,188	$72,703
Canada	15,304	14,737
Asia Pacific	17,131	13,741
South America	13,442	8,391
Europe, Africa and Middle East	12,852	4,672
Mexico	3,451	60

Total	$129,368	$114,304

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We organize our activities into three business segments, Top Drive, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business segment consists of Top Drive sales, Top Drive rentals and after-market sales and service. The Casing Services business segment includes CASING DRILLING® and our proprietary and conventional Tubular Services. The Research and Engineering (“R&E”) segment consists of our research and development activities primarily related to our proprietary Casing Services technology and Top Drive model development.

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

Our Casing Services business segment includes a substantial Tubular Services business which was previously referred to as the Casing Running business and CASING DRILLING®.

•	Our Tubular Services business includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.

o     Our proprietary tubular service is based on our technology-based Proprietary Casing Running Service (“PCRS”), which uses certain components of our CASING DRILLING® technology, in particular the Casing Drive System™ (CDS™), and provides a more automated method for running casing and, if required, reaming the casing into the hole. Additionally, our proprietary tubular service includes the installation service of deep water smart well completion equipment using our MCLRS™ (Multiple Control Line Running System™) proprietary and patented technology which improves the quality of the installation of high-end well completions. Before 2008, MCLRS™ was included with conventional services. However, since MCLRS™ is a proprietary and patented technology, we now include this activity with our proprietary information. Accordingly, we have reclassified prior year revenues related to MCLRS™ from conventional to proprietary in the table below.

o    Our conventional tubular service provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction in work-over and re-entry operations.

•

Our CASING DRILLING® business is based on our CASING DRILLING® technology, which uses proprietary technology with patented equipment and processes, and allows an oil or gas well to be drilled using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of specialized drill pipe and drillstring components. The use of well casing to drill the well has been demonstrated to reduce the risk of certain unscheduled downhole events that generally result in non-productive time and additional cost and risk to the drilling contractor and/or well operator.

During the three months ended March 31, 2008, we delivered 31 Top Drive units (25 new and 6 used) to customers, compared to 37 units (32 new and 5 used) delivered to customers during the same period in 2007. At March 31, 2008, our backlog was 39 new Top Drive units, compared to 38 at December 31, 2007. Our goal is to maintain a backlog for our Top Drive business of approximately two quarters of production, which we believe is reasonable and allows us to effectively manage our supply chain and workforce, yet be responsive to our client base. We consider an order as a backlog unit when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

Our revenues for the three months ended March 31, 2008 increased compared to the same period in 2007 primarily due to increasing Top Drive product sales, after-market sales and service and increased CASING DRILLING® activity. Revenues, operating income and net income for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,				% Change
	2008		2007
		% of Revenue		% of Revenue
REVENUE
Top Drive
-Sales	$38,479		$34,708		11
-After-market sales and service	15,485		9,576		62
-Rental operations	27,670		26,978		3

Total Top Drive	81,634	63	71,262	62	15
Casing Services
-Conventional(1)	23,898		23,460		2
-Proprietary(1)	17,470		16,933		3
-CASING DRILLING®	6,366		2,649		140

Total Casing Services	47,734	37	43,042	38	11

Total Revenue	$129,368	100	$114,304	100	13

OPERATING INCOME(2)
Top Drive	$24,079	29	$23,702	33	2
Casing Services	3,114	7	6,620	15	(53)
Research and Engineering	(2,785)	n/a	(2,648)	n/a	(5)
Corporate and Other	(7,985)	n/a	(8,693)	n/a	8

Total Operating Income	$16,423	13	$18,981	17	(13)

NET INCOME	$10,675	8	$11,020	10	(3)

(1)	At the end of 2007, we commenced the presentation of Tubular services revenue according to two categories: conventional and proprietary. Before 2008, MCLRS™ was included with conventional services. However, since MCLRS™ is a proprietary and patented technology, we now include this activity with our proprietary information. Accordingly, we have reclassified prior year revenues of approximately $3.1 million related to MCLRS™ from Conventional to Proprietary to conform to current year presentation.

(2)

We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total indirect costs at a consolidated level based on a percentage of global revenues. During the current year, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred its indirect costs at the business unit level. In addition, we determined that certain CDSTM related product sales and cost of sales should have been included in the Casing Services business segment. Using this information, we have reclassified our prior year segment operating results to conform to the current year presentation. This reclassification resulted in a net increase of $0.9 million in operating income the Top Drive segment and a corresponding net decrease of $0.9 million in the Casing Services segment for the three months ended March 31, 2007.

Total revenues for the three months ended March 31, 2008 were $129.4 million, compared to $114.3 million in 2007, an increase of $15.1 million, or 13%. This increase is primarily due to increased activities in the Top Drive segment, particularly Top Drive sales and after-market sales and service and increased CASING DRILLING® activity in the Casing Services segment. Increased revenues in both of these business segments are discussed in further detail below.

Operating Income for the three months ended March 31, 2008 was $16.4 million, compared to $19.0 million in 2007, a decrease of $2.6 million. This decrease is primarily attributable to a $1.4 million increase in depreciation expense in the Casing Services segment, bad debt expense of $1.0 million on a new Top Drive sale and $1.0 million in severance costs related to the termination of approximately 100 employees across the organization, offset by higher Top Drive revenues, which are discussed in further detail below.

Net Income for the three months ended March 31, 2008 was $10.7 million, compared to $11.0 million in 2007, a decrease of $0.3 million. This decrease is due primarily to decreased operating income as discussed above and foreign exchange losses related to our foreign currency forward contracts of $1.6 million, offset by a decrease in our effective tax rate from 40% in the first quarter of 2007 to 22% during the first quarter of 2008, as discussed in further detail below.

Top Drive Segment

Our Top Drive segment consists of Top Drive sales, after-market sales and service and Top Drive rental activities.

Revenues—Revenues for the three months ended March 31, 2008 increased $10.4 million compared to the same period in 2007 primarily driven by a $3.8 million increase in Top Drive sales, a $5.9 million increase in after-market sales and service and a $0.7 million increase in Top Drive rental operations.

Revenues from Top Drive sales increased $3.8 million to $38.5 million as compared to the same period in 2007, primarily due to higher sales prices in the sale of 31 units (25 new and 6 used) during the three months ended March 31, 2008 as compared to 37 units (32 new and 5 used) during the similar period in 2007. When Top Drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold during the three months ended March 31, 2008 and 2007 were $5.7 million and $4.7 million, respectively.

Revenues from after-market sales and service increased $5.9 million to $15.5 million as compared to 2007, primarily as a result of our continued efforts and focus on growing this business. As we sell more Top Drive units, demand for our aftermarket parts and services has also increased.

Revenues from Top Drive rental activities increased $0.7 million to $27.7 million during the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to higher average rental rates.

Additionally, our rental fleet worked 5,689 operating days during the three months ended March 31, 2008, an increase from 5,590 operating days in the same period last year.

Operating Income—Top Drive Operating Income for the three months ended March 31, 2008 increased $0.4 million to $24.1 million compared to the same period in 2007. The increase in operating income during this period is primarily due to increased margins in our after-market sales and service. The increase is also driven by the increase in the sales price of new Top Drive units sold and an increase in the average margin per used Top Drive unit sold during the three months ended March 31, 2008 compared to the same period in 2007, partially offset by a $1.0 million bad debt expense related to one Top Drive sale and $0.5 million in severance costs, as discussed above.

Outlook—Based on current market activity, we believe that sales for new Top Drive units during the remainder of 2008 will be similar to 2007, but at a higher average sales price per unit. Over the last three years, our average revenue per Top Drive unit sale has increased due to a shift in market demand to larger, more complex units. We continue to see increasing demand for rental Top Drives globally. Therefore, we plan to increase our fleet size from 110 units at December 31, 2007 to approximately 120 units by December 31, 2008. Additionally, subject to market conditions, we intend to revitalize our Top Drive rental fleet by selling some of our used units and replacing them with newer models. During the three months ended March 31, 2008, we added nine new Top Drive units to our rental fleet, sold six units to customers and disposed of one unit. At March 31, 2008, we had 112 units in our rental fleet. We will manage our fleet revitalization program such that disruptions to our rental operations are minimized.

Demand for our Top Drive after-market sales and services has grown due to the increased number of Top Drive units sold to customers. We expect a continuing increase in this area as our third party installed base continues to expand around the globe.

We ended the three-month period with a backlog of 39 Top Drive units compared to a backlog of 38 units at December 31, 2007. We have increased our manufacturing capacity to 10-14 units per month to meet our customer demand for larger, more complex units, as well as demand for after-market sales and our plans to grow our rental fleet. We believe that our Top Drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce. In addition, we must maintain additional inventory of long lead-time items and semi-finished goods to support our after-market business and for our manufacturing operations. We installed a new inventory planning and purchasing system at our manufacturing plant in 2007 to help us reduce our manufacturing lead times and manage our inventory levels. We continue to focus on lowering our manufacturing costs through better international sourcing and to find ways to minimize the impact of the fluctuations in the value of the US dollar on our sales margins.

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING®.

Revenues—Revenues for the three months ended March 31, 2008 increased $4.7 million, or 11%, to $47.7 million as compared to the same period in 2007. CASING DRILLING® revenues increased 140% to $6.4 million for the three months ended March 31, 2008 compared to $2.6 million in the same period last year. This increase was primarily due to increased international demand for our services and higher revenues per project due to the drilling of more difficult wells. We also experienced increased activity in both conventional and proprietary Tubular Services revenues, particularly in North America. Revenues for the three months ended March 31, 2008 associated with our proprietary Tubular Services business increased 3% as compared to the same period in 2007 due to the increase in demand for our proprietary Casing Drive System TM services and equipment. Revenues for the three months ended March 31, 2008 associated with our conventional Tubular Service business increased 2% as compared to the same period in 2007 primarily related to increased revenues due to acquisitions completed during the second half of 2007.

Operating Income—Casing Services’ operating income for the three months ended March 31, 2008 decreased $3.5 million to $3.1 million compared to same period in 2007. This decrease was primarily due to a $1.4 million increase in depreciation expense related to equipment placed in service after March 31, 2007, $0.3 million in severance costs as discussed above and an increase in employee labor and benefit costs.

Outlook—We continue to add new customers to our Casing Services business in both Tubular Services and CASING DRILLING®. On the Tubular Services front, we expect our CDS™ proprietary casing running business and MCLRS™ activities to increase in 2008 compared to 2007 due to increased customer demand. We expect our conventional activity to remain at a level consistent with 2007. We continue to address the high cost structure of our North American Tubular Services business by optimizing personnel and assets in operating areas that provide the highest returns. Additionally, we continue to expand our Tubular Services activities in selected international locations. However, as we experienced in 2007, our Tubular Services margins are negatively impacted by competition for the retention and recruitment of experienced personnel (cost pressures) and in our inability to increase prices to offset cost inflation. With respect to our CASING DRILLING® business, we are continuing our investment and believe that activity levels in this area should continue to increase in 2008 compared to 2007. During 2007, we incurred a substantial expense to build our resource base to expand our CASING DRILLING® business, and we believe that these investments will yield growth in our CASING DRILLING® revenues in 2008.

Research and Engineering Segment

R&E’s operating loss consists of our R&E activities related to the research and development of our proprietary technologies in Casing Services and Top Drive model units and was $2.8 million for the three months ended March 31, 2008, an increase of $0.1 million from the same period in 2007 primarily due to $0.1 million in severance costs, as discussed above.

Corporate and Other Expenses

Corporate and Other primarily consists of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended March 31, 2008 decreased $0.7 million to a $8.0 million loss compared to a loss of $8.7 million the same period in 2007, primarily due to a substantial amount of professional fees incurred in the first quarter of 2007 as a result of the various issues and events related to the delayed filing of our initial Annual Report on Form 10-K, the increased auditing fees associated with our initial year of testing our internal controls pursuant to Section 404 of the Sarbanes Oxley Act, costs associated with the restatements of our quarterly results for the second and third quarters of 2006 and the costs associated with the Company’s self-initiated review of the Company’s stock option practices and related accounting.

Net Income

Net income for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008		2007
		% of revenue		% of revenue
Operating Income	$16,423	13	$18,981	17
Interest expense	1,196	1	687	1
Interest income	(135)	––	(221)	—
Foreign exchange losses	1,724	1	250	—
Other expense (income)	(31)	—	5	—
Income taxes	2,994	2	7,240	6

Net Income	$10,675	8	$11,020	10

Interest Expense—Interest expense for the three months ended March 31, 2008 increased $0.5 million primarily related to higher average debt levels during the period compared to the same period in 2007. During the quarter ended March 31, 2008, average daily debt balances were $76.4 million, approximately $37.8 million higher than the same period last year. This resulted in higher interest expense during the current year period, offset by a 160-basis point decrease in the weighted average interest rate during the current year due to market conditions.

Interest Income—Interest income for the three months ended March 31, 2008 decreased $0.1 million primarily related to lower average cash balances on hand during the three months ended March 31, 2008 as compared to the same period in 2007.

Foreign Exchange Losses—Foreign exchange losses increased $1.5 million to $1.7 million primarily due to a $1.6 million loss on settling and marking to market certain foreign currency contracts during the three months ended March 31, 2008. During the year ended December 31, 2007, we entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and replaced them with 14 foreign monthly currency forward contracts. We recognized a loss of $0.6 million related to the termination of the bi-weekly foreign currency forward contracts and recognized an unrealized loss of $1.0 million on 13 of the new monthly foreign currency forward contracts. During the three months ended March 31, 2008, one of our new foreign currency forward contracts settled, and the net loss on this foreign currency exchange contract was immaterial. We were not party to foreign currency forward contracts during the three months ended March 31, 2007. In April 2008, we terminated the 13 unsettled foreign currency forward contracts. For further discussion regarding our foreign exchange losses, please see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax expense is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and/or its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such profits. Please see Note 5 to the condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” above for a description of our Mexican tax matters.

Our effective tax rate for three months ended March 31, 2008 was 22% compared to 40% for the same period in 2007. The decrease in the effective tax rate during the three months ended March 31, 2008 as compared to the same period in 2007 is due to the reduction in the Canadian federal statutory tax rate, increased earnings generated in jurisdictions with statutory tax rates that are lower than the U.S. and Canadian rates, and the effects of certain legal entity restructurings. Further, the effective tax rate for the three months ended March 31, 2007 included expense related to the establishment of valuation allowances on foreign tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position at March 31, 2008 and December 31, 2007 was as follows (in thousands):

	March 31, 2008	December 31, 2007
Cash	$6,722	$23,072
Current portion of long term debt	(9,991)	(9,991)
Long term debt	(68,410)	(70,803)

Net Debt	$(71,679)	$(57,722)

The increase in Net Debt during the three months ended March 31, 2008 was primarily the result of using cash available at December 31, 2007 to fund payments on outstanding accounts payable to our vendors, and to decrease our outstanding debt by $2.4 million. We have reported Net Debt because we regularly review Net Debt as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

On December 21, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”). The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of March 31, 2008, we had $6.1 million in letters of credit outstanding and $78.0 million available under the Revolver.

Our investment in working capital, excluding cash and short term debt, has increased $14.0 million to $163.3 million at March 31, 2008 from $149.3 million at December 31, 2007. The increase during the three months ended March 31, 2008 was primarily attributable to an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory. At March 31, 2008, we had a Top Drive manufacturing backlog of 39 units compared to a backlog of 38 units at December 31, 2007.

We have increased our manufacturing capacity to 10-14 Top Drives per month to meet our customer demand for larger, more complex units, as well as our plan to grow our rental fleet. The increase in our third party installed base throughout the world provides expansion opportunities for our Top Drive after-market sales and service business. These factors have driven our increase in inventory levels from the comparable period in 2007. We believe that our Top Drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce. In addition, we must maintain additional inventory of long lead-time items and semi-finished goods to support our after-market business and for our manufacturing operations. We installed a new inventory planning and purchasing system at our manufacturing plant in 2007 to help reduce our manufacturing lead times and manage our inventory. Based on current market activity, we believe that 2008 new unit sales will be similar to 2007. Therefore, we anticipate that our working capital requirements, excluding cash and debt, will not increase during 2008. Our inventory decreased $4.7 million, or approximately 4%, from December 31, 2007 to $112.7 million as of March 31, 2008.

Following is the calculation of working capital, excluding cash and debt, at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Current Assets	$239,134	$253,185
Current Liabilities	(79,105)	(90,775)

Working Capital	160,029	162,410
Less:
Cash and Cash Equivalents	(6,722)	(23,072)
Current Portion of Long Term Debt	9,991	9,991

Working Capital, Excluding Cash and Short Term Debt	$163,298	$149,329

During the three months ended March 31, 2008, our capital expenditures were $20.1 million, primarily related to additions to our Top Drive rental fleet and Casing Services equipment. We project our capital expenditures for 2008 to be approximately $80 to $90 million. The planned increase from our 2007 capital spending levels of $65 million is directly related to our strategy to increase the size of our rental fleet to approximately 120 units by the end of 2008 as well as our fleet revitalization program by selling certain rental units from the fleet and replacing them with newer models. We intend to fund our fleet revitalization program with proceeds from the sale of used rental units.

During the quarter ended March 31, 2008, cash used in operating activities was $0.3 million, primarily due to the timing of payments made to our vendors. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

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

We provide product warranties on equipment sold pursuant to manufacturing contracts and provide for the anticipated cost of such warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. We periodically review our warranty provision to assess its adequacy in the light of actual warranty costs incurred. Because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on our financial statements.

Deferred Revenues—We generally require customers to pay a non-refundable deposit for a portion of the sales price for Top Drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Accounting for Stock-Based Compensation—We recognize compensation expense on stock-based awards to employees, directors and others. For those awards that we intend to settle in stock, compensation expense is based on the calculated fair value of each stock-based award at its grant date, the estimation of which may require us to make assumptions about the future volatility of our stock price, future interest rates and the timing of grantees’ decisions to exercise their options.

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

Impairment of Long-Lived Assets, Goodwill and Intangibles—Long-lived assets, which include property, plant and equipment, goodwill and intangible and other assets, comprise a substantial portion of our assets. The carrying value of these assets is periodically reviewed for impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This requires us to forecast future cash flows to be derived from the utilization of these assets based upon assumptions about future business conditions or technological developments. Significant, unanticipated changes in circumstances could make these assumptions invalid and require changes to the carrying value of our long-lived assets.

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

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—

an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the provisions of SFAS No. 161 on January 1, 2009 and are currently reviewing the impact of the adoption of this statement. It is not expected to have a material impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects of prior acquisitions for which SFAS 141R is now effective. We are currently evaluating the potential impact of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. We will adopt the provisions SFAS No. 160 on January 1, 2009 and are currently assessing the impact its adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option provisions of SFAS No. 159 on January 1, 2008. Therefore, the adoption did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for our financial assets and liabilities and those items for which we have recognized or disclosed on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on our financial position and results of operations. As provided by FSP No. 157-2, we have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities and are currently evaluating the impact, if any, that this statement will have on our financial statements as it relates to our non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis.

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

At December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and replaced them with monthly foreign currency forward contracts. We recognized a loss of $0.5 million related to the termination of the bi-weekly foreign currency forward contracts which is included in Foreign exchange losses in our Condensed Consolidated Statements of Income.

During the three months ended March 31, 2008, we entered into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million at a weighted average exchange rate of approximately 1.01 to hedge the first $3.5 million of the monthly Canadian dollar exposure related to our Canadian Top Drive manufacturing operations. Although the forward currency contracts were entered into as an economic hedge of our currency exchange risk, they are not designated as a hedge for accounting purposes. Instead, they are accounted for using a fair value model with periodic changes in fair value recorded in Foreign exchange losses in our Condensed Consolidated Statements of Income. One of the foreign currency forward contracts matured during the three months ended March 31, 2008. Based on quoted market prices as of March 31, 2008 for contracts with similar terms and maturity dates, we have recorded a liability of $1.0 million to record these foreign currency forward contracts at fair market value at March 31, 2008, and to recognize the related unrealized loss. A one percent change in exchange rates for the Canadian dollar would change the fair value of these forward currency contracts by approximately $0.5 million. We were not a party to any derivative financial instruments at March 31, 2007. In April 2008, we terminated these foreign currency forward contracts.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to its credit facility at March 31, 2008 of $60.9 million is estimated to be approximately equal to the carrying value because the interest rate on borrowings under our credit facility is adjustable on a short-term basis based on the prime rate or LIBOR. We also have long-term debt in the form of a term loan. The fair value of our term loan debt at March 31, 2008 of $17.5 million is estimated to be approximately equal to the carrying value due to its proximate 2009 maturity date. A one percent change in interest rates would increase or decrease interest expense $0.8 million annually based on amounts outstanding at March 31, 2008.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks.

ITEM 4.	CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis. There has been no material change in the legal proceedings set forth in Part I, Item 3—“Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS.

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes in the risk factors described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 13, 2005 (incorporated by reference to Exhibit 4.2 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.1*	Second Amendment to Amended and restated Credit Agreement, dated as of March 19, 2008 among Tesco US Holding LP, Tesco Corporation, the lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit filed with Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 20, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana,
President and Chief Executive Officer

Date: May 2, 2008

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2008

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 13, 2005 (incorporated by reference to Exhibit 4.2 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.1*	Second Amendment to Amended and restated Credit Agreement, dated as of March 19, 2008 among Tesco US Holding LP, Tesco Corporation, the lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit filed with Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 20, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Anthony Tripodo, Executive Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference