Form 10-Q
period 2008-06-30
TESCO CORP
filed 2008-08-08
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Number of shares of Common Stock outstanding as of July 31, 2008: 37,459,690

i

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,579	$23,072
Accounts Receivable Trade, net	101,701	87,903
Prepaid Income Taxes	1,402	2,735
Inventories, net	110,134	117,425
Deferred Income Taxes	11,124	12,000
Prepaid and Other Current Assets	17,507	10,050

Total Current Assets	254,447	253,185
Property, Plant and Equipment, net	194,668	169,812
Goodwill	29,676	29,829
Deferred Income Taxes	13,549	13,635
Intangible and Other Assets, net	8,977	10,210

TOTAL ASSETS	$501,317	$476,671

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$9,991	$9,991
Accounts Payable	38,788	49,724
Deferred Revenues	17,974	9,825
Accrued and Other Current Liabilities	19,789	21,235

Total Current Liabilities	86,542	90,775
Long Term Debt	67,022	70,803
Deferred Income Taxes	8,846	10,187

Total Liabilities	162,410	171,765

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Shares	169,566	154,332
Contributed Surplus	13,171	15,972
Retained Earnings	113,203	89,846
Accumulated Comprehensive Income	42,967	44,756

Total Shareholders’ Equity	338,907	304,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$501,317	$476,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE	$126,157	$109,803	$255,525	$224,107

OPERATING EXPENSES
Cost of Sales and Services	95,395	87,594	192,203	169,161
Selling, General and Administrative	10,974	12,270	24,325	23,376
Research and Engineering	2,794	2,347	5,579	4,995

Total Operating Expenses	109,163	102,211	222,107	197,532

OPERATING INCOME	16,994	7,592	33,418	26,575
OTHER EXPENSE (INCOME)
Interest expense	1,258	959	2,454	1,647
Interest income	(126)	(129)	(261)	(349)
Foreign exchange (gains) losses	(1,399)	271	326	521
Other expense (income)	77	(46)	46	(40)

Total Other Expense (Income)	(190)	1,055	2,565	1,779

INCOME BEFORE INCOME TAXES	17,184	6,537	30,853	24,796
INCOME TAXES	4,502	2,683	7,496	9,922

NET INCOME	$12,682	$3,854	$23,357	$14,874

Earnings per share:
Basic	$0.34	$0.11	$0.63	$0.41
Diluted	$0.34	$0.10	$0.62	$0.40
Weighted average number of shares:
Basic	37,057,557	36,625,529	36,951,722	36,379,771
Diluted	37,723,930	37,569,250	37,586,809	37,252,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$23,357	$14,874
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,039	12,854
Stock compensation expense	3,234	3,181
Deferred income taxes	426	1,319
Amortization of financial items	346	189
Gain on sale of operating assets	(9,959)	(6,744)
Changes in components of working capital
(Increase) decrease in accounts receivable trade	(14,028)	1,729
Decrease (increase) in inventories	5,591	(3,321)
Increase in prepaid and other current assets	(7,115)	(4,341)
Decrease in accounts payable	(10,348)	(2,434)
Increase (decrease) in accrued and other current liabilities	6,903	(7,992)
Decrease in income taxes receivable/payable	1,333	(5,294)
Other, net	(843)	(1,352)

Net cash provided by operating activities	14,936	2,668

INVESTING ACTIVITIES
Additions to property, plant and equipment	(43,135)	(23,228)
Proceeds on sale of operating assets	12,147	7,857
Other, net	82	(142)

Net cash used in investing activities	(30,906)	(15,513)

FINANCING ACTIVITIES
Issuances of debt	51,865	23,800
Repayments of debt	(55,380)	(29,296)
Proceeds from exercise of stock options	8,179	10,175
Debt issue costs	(100)	(430)
Excess tax benefit associated with equity based compensation	1,036	874

Net cash provided by financing activities	5,600	5,123

Effect of foreign exchange losses on cash balances	(123)	308

Net Decrease in Cash and Cash Equivalents	(10,493)	(7,414)
Net Cash and Cash Equivalents, beginning of period	23,072	14,923

Net Cash and Cash Equivalents, end of period	$12,579	$7,509

Supplemental Cash Flow Information
Cash paid during the period for interest	$2,479	$1,297
Cash paid during the period for income taxes	$5,308	$11,755
Cash receipts during the period for interest	$249	$421
Cash receipts during the period for income taxes	$—	$522

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

Basis of Presentation

The Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to this Form 10-Q and reflect all adjustments which, in the opinion of management, are normal and recurring and which are necessary for a fair statement of the Company’s results for the interim periods presented. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These financial statements should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), as filed by the Company under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

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

The Company is organized under the laws of Alberta and is therefore subject to the Business Corporation Act (Alberta). The Company is also a reporting issuer (or the equivalent) in each of the provinces and territories of Canada. Effective December 31, 2006, the Company became a U.S. registrant and a domestic filer with the SEC. Through December 31, 2007, the Company filed its financial statements with a reconciliation of its financial statements under accounting principles generally accepted in the United States of America (“US GAAP”) to Canadian generally accepted accounting principles. This reconciliation is no longer included in the interim financial statements, as it is no longer required by Canada’s National Instrument 52-102, “Continuous Disclosure Obligations.”

Market for Common Stock

TESCO’s common stock is traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “TESO.” Until June 30, 2008, TESCO’s common stock was also traded on the Toronto Stock Exchange (“TSX”) under the symbol “TEO.” Effective June 30, 2008, the Company voluntarily delisted its shares from the TSX.

Foreign Currency Translation

The US dollar is the functional currency for most of the Company’s worldwide operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations,

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates and the resultant translation adjustments are reported, as a component of Accumulated Comprehensive Income in Shareholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resultant exchange gains and losses are included in other expense (income) in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete and collectibility is reasonably assured. TESCO recognizes revenues when title and risk of loss of the equipment are transferred to the customer, with no right of return. For project management services, service and repairs and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

The following is a reconciliation of changes in the Company’s warranty accrual for the six months ended June 30, 2008 and the year ended December 31, 2007 (in thousands):

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Balance—beginning of period	$3,045	$9,391
Charged to expense	432	1,647
Charged to other accounts(a)	64	1,296
Deductions	(896)	(9,289)

Balance—end of period	$2,645	$3,045

(a)	Represents currency translation adjustments and reclasses.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of the sales price for top drive units with their order. These customer deposits are deferred until the customer takes title, risk of loss and physical possession of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At June 30, 2008 and December 31, 2007, the allowance for doubtful accounts on Accounts Receivable Trade was $3.1 million and $1.9 million, respectively.

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

At June 30, 2008 and December 31, 2007, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$53,438	$63,534
Work in progress	9,120	11,495
Finished goods	47,576	42,396

	$110,134	$117,425

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

The net book value of used top drive rental equipment sold included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income was $0.7 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively and $1.7 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales and services	$7,975	$6,432	$15,436	$12,449
Selling, general & administrative expense	273	238	538	363
Research and engineering	22	21	65	42

	$8,270	$6,691	$16,039	$12,854

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Held for Sale

During the quarter ended June 30, 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.6 million in costs to prepare the property for sale during the quarter ended June 30, 2008, that have been capitalized and are reported as an increase in the property’s net book value as of June 30, 2008. The property has a carrying value of $1.7 million and $1.1 million, net of accumulated depreciation as of June 30, 2008 and December 31, 2007, respectively, and is included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets.

Investments

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The Company elected not to adopt the fair value option provisions of SFAS No. 159 for its financial assets and liabilities. However, the Company will treat securities considered available-for-sale pursuant to the provisions of SFAS No. 159, and these securities will be reported at fair value based upon quoted market prices in the accompanying Condensed Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities will be included, net of applicable deferred income taxes, in Accumulated Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold will be included in Other expense (income) in the Condensed Consolidated Statements of Income. The Company held no investments in equity securities as of June 30, 2008 or December 31, 2007.

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

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationships intangible assets are amortized on a straight-line basis over an estimated economic life of four to seven years, the patents are amortized on a straight-line basis over an estimated economic life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the term of the agreements of five years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. During the six months ended June 30, 2008, the Company finalized its goodwill valuation related to one of its 2007 acquisitions and reduced the carrying amount of goodwill by $0.05 million. The remaining change in the carrying amount of goodwill of $0.1 million is due to the effect of foreign currency exchange rates.

Derivative Financial Instruments

As a result of its worldwide operations, the Company is exposed to market risks from changes in interest and foreign currency exchange rates, which may affect its operating results and financial position. The Company

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

minimizes its risks from interest and foreign currency exchange rates through its normal operating and financing activities. However, from time to time, the Company may minimize its interest and foreign exchange rate risks through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes.

During the year ended December 31, 2007, the Company entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the six months ended June 30, 2008, the Company terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million, which is included in Foreign exchange (gains) losses in the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2008, the Company entered into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a gain of $0.8 million for the three months ended June 30, 2008 and a loss of $0.2 million for the six months ended June 30, 2008, which are included in Foreign exchange (gains) losses in the Condensed Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not a party to any derivative financial instruments as of June 30, 2008.

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

To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts. SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS No. 157 classifies these inputs into the following hierarchy:

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company held no assets or liabilities carried at fair value as of June 30, 2008. The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended June 30, 2008 (in thousands):

	Balance at March 31, 2008	Total Gains (Losses) (realized or unrealized)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at June 30, 2008
Derivatives	$(1,015)	$805	$210	$—	$—

The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2008 (in thousands):

	Balance at December 31, 2007	Total Gains (Losses) (realized or unrealized)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at June 30, 2008
Derivatives	$82	$(820)	$738	$—	$—

Pursuant to the provisions of SFAS No. 157, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts which consists solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange (gains) losses in the Condensed Consolidated Statements of Income. The Company was not a party to any derivative financial instruments as of June 30, 2008.

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

Research and Engineering Expenses

The Company expenses research and engineering costs when incurred. Payments received from third parties, including payments for the use of equipment prototypes, during the research or development process are recognized as a reduction in research and engineering expense when the payments are received. The Company did not receive any payments from third parties during the six months ended June 30, 2008 or 2007.

Severance Costs

During the six months ended June 30, 2008, the Company eliminated approximately 100 employee positions due to a review of its personnel structure and recorded termination benefits of $1.1 million associated with the reduction. These severance costs are recorded in Cost of Sales and Services ($0.1 million and $0.9 million for the three and six months ended June 30, 2008, respectively), Selling, General and Administrative expense ($0.0 million and $0.1 million for the three and six months ended June 30, 2008, respectively) and Research and Engineering expense ($0.0 million and $0.1 million for the three and six months ended June 30, 2008, respectively) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company measures stock-based compensation cost as of the grant date based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures, and recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense is recognized with an offsetting credit to Contributed Surplus, which is then transferred to Common Shares when the award is distributed or the option is exercised. For stock option grants, the Company uses a Black-Scholes valuation model to determine the estimated fair value.

Stock compensation expense is recorded in Cost of Sales and Services, Selling, General and Administrative expense and Research and Engineering expense in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees receiving stock option grants. Stock compensation expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales and services	$425	$404	$924	$857
Selling, general & administrative expense	1,055	849	2,033	1,897
Research and engineering	134	246	277	427

	$1,614	$1,499	$3,234	$3,181

Per Share Information

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

include the number of additional shares of common stock that would have been outstanding if the potentially dilutive shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), “Share- Based Payment” and SFAS No. 128, “Earnings Per Share.” The Company excludes potentially dilutive securities in its calculation of diluted earnings per share if the impact on net income is anti-dilutive.

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	37,058	36,626	36,952	36,380
Dilutive effect of stock compensation awards	666	943	635	872

Diluted weighted average number of shares outstanding	37,724	37,569	37,587	37,252

Weighted average anti-dilutive options excluded from calculation	198	6	786	125

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP No. SFAS 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009 and is currently reviewing the impact of the adoption of this statement. It is not expected to have a material impact on the Company’s consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009, except for certain income tax effects of prior acquisitions for which SFAS 141R is now effective. The Company is currently evaluating the potential impact of this statement.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 2—Long Term Debt

Long term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Secured Revolver, maturity date of June 5, 2012, 4.23% and 6.39% interest rate at June 30, 2008 and December 31, 2007, respectively	$62,000	$48,600
Secured Revolver—Swingline, maturity date of June 5, 2012, 5.25% and 6.00% interest rate at June 30, 2008 and December 31, 2007, respectively	—	12,184
Secured Term Loan, maturity date of October 31, 2009, 4.19% and 6.25% interest rate at June 30, 2008 and December 31, 2007, respectively	15,013	20,010

Total Debt	77,013	80,794
Less—Current Portion of Long Term Debt	(9,991)	(9,991)

Non-Current Portion of Long Term Debt	$67,022	$70,803

Amounts outstanding under the Secured Term Loan issued under the Company’s credit agreement require quarterly payments on the principal amount outstanding.

On December 21, 2007, the Company and its existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”). The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, the Company entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of June 30, 2008, the Company was in compliance with the debt covenants in the second amendment to the amended and restated credit agreement.

Note 3—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes activity in the Company’s common shares during the six months ended June 30, 2008 and for the year ended December 31, 2007 (dollar amounts in thousands):

	Six Months Ended June 30, 2008		Year Ended December 31, 2007
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	36,844,763	$154,332	36,019,246	$139,266
Issued on exercise of options	580,045	14,066	825,517	15,066
Issuance from settlement of restricted stock	29,560	1,083	—	—
Other issuance of common stock	2,477	85	—	—

Balance—end of period	37,456,845	$169,566	36,844,763	$154,332

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,745,685 shares of common stock are authorized for the grant of stock and stock options to eligible directors, officers, employees and other persons. Options granted under the stock option plan generally vest equally over a three year period, expire no later than seven years from the date of grant and the exercise price may not be less than the value on the date of the grant. At June 30, 2008, the Company had approximately 2,348,402 shares available for future grants.

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

Stock Options

The following summarizes option activity for the options issued in Canadian dollars during the six months ended June 30, 2008 and 2007:

	2008			2007
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	1,593,962	C$	18.62	2,374,804	C$	15.38
Granted	46,300	C$	24.44	425,100	C$	27.53
Exercised	(580,045)	C$	14.15	(784,837)	C$	14.46
Cancelled	(158,424)	C$	23.09	(306,696)	C$	15.97

Outstanding—end of period	901,793	C$	21.01	1,708,371	C$	18.71

Exercisable—end of period	527,988	C$	18.50	704,463	C$	14.07

The following summarizes option activity for the options issued in US dollars during the six months ended June 30, 2008 and 2007:

	2008		2007
	No. of options	Weighted- average exercise price	No. of options	Weighted- average exercise price
Outstanding—beginning of period	—	$—	n/a	$	n/a
Granted	184,800	$28.35	n/a	$	n/a
Exercised	—	$—	n/a	$	n/a
Cancelled	(21,900)	$25.38	n/a	$	n/a

Outstanding—end of period	162,900	$28.75	n/a	$	n/a

Exercisable—end of period	—	$—	n/a	$	n/a

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The assumptions used in the Black-Scholes option pricing model during the six months ended June 30, 2008 and 2007 were:

	Canadian Dollar Options Six Months Ended June 30,		US Dollar Options Six Months Ended June 30,
Assumptions	2008	2007	2008	2007
Weighted average risk-free interest rate	3.50%	3.97%	2.99%		n/a
Expected dividend	$-0-	$-0-	$-0-	$	n/a
Expected option life (years)	4.5	4.5	4.5		n/a
Weighted average expected volatility	51%	34%	50%		n/a
Weighted average expected forfeiture rate	17%	15%	9%		n/a

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

The following summarizes restricted stock activity during the six months ended June 30, 2008:

	Canadian Dollars			US Dollars
	Shares	Weighted- average grant date fair value		Shares	Weighted- average grant date fair value
Outstanding—beginning of period	141,100	C$	36.15	—	$—
Granted	35,600	C$	24.67	127,600	$26.83
Vested	(29,560)	C$	36.63	—	$—
Cancelled	(19,600)	C$	34.63	(16,600)	$25.12

Outstanding—end of period	127,540	C$	33.07	111,000	$27.09

The weighted average expected forfeiture rate is 20% for RSU awards and 5% for PSU awards.

Note 4—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three and six month periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$12,682	$3,854	$23,357	$14,874
Unrealized gain (loss) on securities, net of tax	—	248	—	534
Foreign currency translation adjustment	1,005	6,070	(1,789)	7,007

Total Comprehensive Income	$13,687	$10,172	$21,568	$22,415

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company’s income tax provision for the three and six month periods ended June 30, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current	$2,770	$1,973	$7,070	$8,603
Deferred	1,732	710	426	1,319

Income tax provision	$4,502	$2,683	$7,496	$9,922

The Company’s effective tax rate for the three months ended June 30, 2008 was 26% compared to 41% for the same period in 2007. The decrease in the effective tax rate during the three and six months ended June 30, 2008 as compared to the same periods in 2007 is due to the reduction in the Canadian federal statutory tax rate, increased earnings generated in jurisdictions with statutory tax rates that are lower than the U.S. and Canadian rates and the effects of certain legal entity restructurings. Further, the effective tax rate for the three and six months ended June 30, 2007 included expenses related to earnings in foreign jurisdictions that were subject to double taxation.

TESCO adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”) on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions. As of June 30, 2008 and December 31, 2007, the Company had an accrual for uncertain tax positions of $0.5 million. This liability is offset by the Company’s net income tax receivables and is included in Prepaid Income Taxes in the accompanying Condensed Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2003. One of the Company’s U.S. subsidiaries has been audited through tax year 2004 and one U.S. subsidiary has been audited through the tax year ending October 31, 2005; two audits were concluded in 2007. The conclusion of these audits had no material impact to the Company’s financial position, results of operations or cash flows. At June 30, 2008, there were no ongoing U.S. or Canadian federal income tax audits.

In the past, TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations in 1996 through 2000 are not deductible for Mexican tax

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

purposes. Formal reassessments disallowing these deductions were issued for 1996 through 2000. All of these reassessments were appealed to the Mexican court system and in May 2002, the Company paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal such reassessments. Between 2003 and 2007, TESCO obtained final court rulings deciding all years in dispute in the Company’s favor, except for 1996 for which litigation continues over a new reassessment for 1996 as discussed below. As of June 30, 2008, the years 1997 through 2000 have become statute barred.

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

In 2006, Mexican tax authorities formally requested information from the Company regarding expenses that TESCO deducted in 2001 and 2002. To date, no reassessments have been received for these years and the Company is unable to predict the outcome of this review or estimate the amount of any additional taxes that may be claimed as owed.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The amount of loss the Company may suffer as a result of these proceedings is generally not reasonably estimable until settlement is reached or judgment obtained. Management does not believe that any such proceedings currently underway against the Company, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Varco I/P, Inc. (“Varco”) filed suit against the Company in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that the Company’s Casing Drive System™ (“CDS™”) infringes certain of Varco’s U.S. patents. The Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which the Company is the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office accepted the Varco patent for reexamination, and district court granted the Company’s motion to stay the patent litigation pending the outcome of the reexamination. In May 2008, the U.S. Patent and Trademark Office issued an Action Closing Prosecution, agreeing with the Company and rejecting all of the Varco patent claims that the Company had contested. Varco has filed a response seeking to amend its claims and separately petitioned for additional time to continue the reexamination. The Company has filed its responses on both issues. The U.S. Patent and Trademark Office has not yet issued a final ruling on the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that the Company’s CDS™ infringes two patents held by Franks. The Company filed a response denying Franks allegation that the CDS™ is infringing their patents and has asserted the invalidity of their patents. In May 2008, Franks withdrew its claims with respect to one of the patents and in July 2008, the Company filed a request with the U.S. Patent and Trademark office for a reexamination of the other patent. The case is in the discovery phase. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe a total of ten patents held by Weatherford. The technologies referred to in the claim include the CDS™, the CASING DRILLING™ system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. The case is in the early stages of analysis and discovery. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the period from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2007 and the first six months of 2008, the Company accrued an additional $0.2 million and $0.1 million, respectively, of interest expense for this claim. The Company continues to monitor the situation, and no material change occurred during the three months ended June 30, 2008.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

performance on certain contracts. At June 30, 2008 the total exposure to the Company under outstanding letters of credit was $8.3 million, of which $7.4 million was outstanding under the Company’s credit agreement and $0.9 million was outstanding with other lenders.

Note 7—Segment Information

Business Segments

The Company has organized its businesses into three segments: Top Drive, Casing Services and Research and Engineering. The Top Drive business consists of top drive sales, top drive rentals and after-market sales and service. The Casing Services business includes proprietary and conventional Tubular Services and CASING DRILLING™. The Research and Engineering segment consists of the Company’s research and development activities related primarily to its proprietary technologies in Casing Services and top drive model development. These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office; the costs of these functions, together with other expense (income) and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Casing Services or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Casing Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented.

The Company incurs costs directly and indirectly associated with its revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of the Company’s revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, the Company allocated total indirect costs at a consolidated level based on a percentage of global revenues. Beginning in the first quarter of 2008, the Company was able to identify and capture, where appropriate, the specific operating segments in which it incurred its indirect costs at the business unit level. In addition, the Company determined that certain CDS™ related product sales and cost of sales should have been included in the Casing Services segment. Using this information, the Company has reclassified its prior year segment operating results to conform to the current year presentation. These reclassifications resulted in a net increase of $2.7 million and $3.7 million in operating income for the Top Drive segment and a corresponding net decrease of $2.7 million and $3.7 million for the Casing Services segment for the three and six month periods ended June 30, 2007, respectively.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Significant financial information relating to these segments is as follows (in thousands):

	For the Three Months Ended June 30, 2008
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$80,097	$46,060	$—	$—	$126,157
Depreciation and amortization	1,943	5,678	22	627	8,270
Operating income (loss)	26,779	(400)	(2,794)	(6,591)	16,994

Other income					(190)

Income before income taxes					$17,184

	For the Three Months Ended June 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$68,175	$41,628	$—	$—	$109,803
Depreciation and amortization	1,658	4,561	—	472	6,691
Operating income (loss)	17,590	613	(2,347)	(8,264)	7,592

Other expense					1,055

Income before income taxes					$6,537

	For the Six Months Ended June 30, 2008
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$161,731	$93,794	$—	$—	$255,525
Depreciation and amortization	3,897	10,955	65	1,122	16,039
Operating income (loss)	50,858	2,714	(5,580)	(14,574)	33,418

Other expense					2,565

Income before income taxes					$30,853

	For the Six Months Ended June 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$139,437	$84,670	$—	$—	$224,107
Depreciation and amortization	3,341	8,319	—	1,194	12,854
Operating income (loss)	41,292	7,233	(4,995)	(16,955)	26,575

Other expense					1,779

Income before income taxes					$24,796

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	For the Three Months Ended June 30,
	2008	2007
United States	$63,962	$70,278
Canada	14,689	14,279
Asia Pacific	23,219	10,441
South America	11,600	7,062
Europe, Africa and Middle East	7,919	7,232
Mexico	4,768	511

Total	$126,157	$109,803

	For the Six Months Ended June 30,
	2008	2007
United States	$131,150	$142,982
Canada	29,993	29,016
Asia Pacific	40,350	24,182
South America	25,042	15,453
Europe, Africa and Middle East	20,771	11,903
Mexico	8,219	571

Total	$255,525	$224,107

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We organize our activities into three business segments: Top Drive, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business segment consists of top drive sales, top drive rentals and after-market sales and service. The Casing Services business segment includes CASING DRILLING™ and our proprietary and conventional Tubular Services. The Research and Engineering (“R&E”) segment consists of our research and development activities primarily related to our proprietary Casing Services technology and top drive model development.

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

Our Casing Services business segment includes a substantial Tubular Services business which was previously referred to as the Casing Running business and CASING DRILLING™.

•	Our Tubular Services business includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.

o    Our proprietary Tubular Service business is based on our technology-based Proprietary Casing Running Service (“PCRS”), which uses certain components of our CASING DRILLING™ technology, in particular the Casing Drive System™ (CDS™), and provides a more efficient method for running casing and, if required, reaming the casing into the hole. Additionally, our proprietary Tubular Service business includes the installation service of deep water smart well completion equipment using our MCLRS™ (Multiple Control Line Running System™) proprietary and patented technology which improves the quality of the installation of high-end well completions. Prior to January 1, 2008, MCLRS™ was included with conventional services. However, since MCLRS™ is a proprietary and patented technology, we now include this activity with our proprietary information. Accordingly, we have reclassified prior year revenues related to MCLRS™ from conventional to proprietary in the tables below.

o    Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction in work-over and re-entry operations.

•

Our CASING DRILLING™ business is based on our CASING DRILLING™ technology, which uses proprietary technology with patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of specialized drill pipe and drillstring components. The use of well casing to drill the well has been demonstrated to reduce the risk of certain unscheduled downhole events that generally result in non-productive time and additional cost and risk to the drilling contractor and/or well operator.

During the three months ended June 30, 2008, we delivered 30 top drive units (24 new and 6 used) to customers, compared to 31 units (27 new and 4 used) delivered to customers during the same period in 2007. This brings the total number of top drive units delivered to our third-party customers during 2008 to 61 units (49 new and 12 used), compared to 68 units (59 new and 9 used) during the six months ended June 30, 2007. At June 30, 2008, our third-party backlog was 52 new top drive units, compared to 39 units as of March 31, 2008 and 38 units as of December 31, 2007. Our goal is to maintain a third-party backlog for our top drive business of approximately two quarters of production, which we believe is reasonable and allows us to effectively manage our supply chain and workforce, yet be responsive to our client base. We consider an order as a backlog unit when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2008 and 2007

Our revenues, operating income and net income for the three months ended June 30, 2008 increased compared to the same period in 2007 primarily due to increased top drive product sales, higher after-market sales and service activity and increased CASING DRILLING™ activity. Revenues, operating income and net income for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,				% Change
	2008		2007
		% of Revenue		% of Revenue
REVENUE
Top Drive
-Sales	$36,600		$29,866		23
-After-market sales and service	16,686		13,089		27
-Rental operations	26,811		25,220		6

Total Top Drive	80,097	63	68,175	62	17
Casing Services
-Conventional(1)	20,134		20,025		1
-Proprietary(1)	18,136		19,630		(8)
-CASING DRILLING™	7,790		1,973		295

Total Casing Services	46,060	37	41,628	38	11

Total Revenue	$126,157	100	$109,803	100	15

OPERATING INCOME(2)
Top Drive	$26,779	33	$17,590	26	52
Casing Services	(400)	(1)	613	1	(165)
Research and Engineering	(2,794)	n/a	(2,347)	n/a	19
Corporate and Other	(6,591)	n/a	(8,264)	n/a	(20)

Total Operating Income	$16,994	13	$7,592	7	124

NET INCOME	$12,682	10	$3,854	4	229

(1)

At the end of 2007, we commenced the presentation of Tubular Services revenue according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS™ was included with conventional services. However, since MCLRS™ is a proprietary and patented technology, we now include this activity with our proprietary information. Accordingly, we have reclassified prior year revenues of approximately $5.5 million related to MCLRS™ from conventional to proprietary to conform to our current year presentation.

(2)

We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total indirect costs at a consolidated level based on a percentage of global revenues. During the current year, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred indirect costs at the business unit level. In addition, we determined that certain CDS™ related product sales and cost of sales should have been included in the Casing Services segment. Using this information, we have reclassified our prior year segment operating results to conform to the current year presentation. These reclassifications resulted in a net increase of $2.7 million in operating income the Top Drive segment and a corresponding net decrease of $2.7 million in the Casing Services segment for the three months ended June 30, 2007.

Total revenues for the three months ended June 30, 2008 were $126.2 million, compared to $109.8 million in the same period in 2007, an increase of $16.4 million, or 15%. This increase is primarily due to increased activities in the Top Drive segment, particularly sales of top drive units and after-market sales and service and increased CASING DRILLING™ activity in the Casing Services segment.

Operating Income for the three months ended June 30, 2008 was $17.0 million, compared to $7.6 million in the three months ended June 30, 2007, an increase of $9.4 million or 124%. This increase is primarily attributable to a $9.2 million increase in operating income in the Top Drive segment and lower corporate expenses, offset by decreased operating income in the Casing Services segment.

Net Income for the three months ended June 30, 2008 was $12.7 million, compared to $3.9 million in 2007, an increase of $8.8 million or 229%. This increase is due primarily to increased operating income as discussed above, the comparative weakening of the Canadian dollar between the two periods, foreign exchange gains related to the termination of our foreign currency forward contracts of $0.8 million and a decrease in our effective tax rate from 41% in the second quarter of 2007 to 26% during the second quarter of 2008.

Top Drive Segment

Our Top Drive segment consists of top drive sales, after-market sales and service and top drive rental activities.

Revenues—Revenues for the three months ended June 30, 2008 increased $11.9 million compared to the same period in 2007, primarily driven by a $6.7 million increase in top drive sales, a $3.6 million increase in after-market sales and service and a $1.6 million increase in top drive rental operations.

Revenues from top drive sales increased $6.7 million to $36.6 million as compared to the same period in 2007, primarily due to higher average prices for the 30 units sold (24 new and 6 used) during the three months ended June 30, 2008 as compared to the 31 units sold (27 new and 4 used) during the similar period in 2007. When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used top drive units during the three months ended June 30, 2008 and 2007 were $6.3 million and $3.5 million, respectively.

Revenues from after-market sales and service increased $3.6 million to $16.7 million as compared to 2007, primarily as a result of our continued efforts and focus on growing this business, and as a result of a larger installed base of top drive units around the world. As we sell more top drive units, demand for our after-market parts and services has also increased.

Revenues from top drive rental activities increased $1.6 million to $26.8 million during the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to an increase in the average number of units in our rental fleet. Our rental fleet worked 5,660 operating days during the three months ended June 30, 2008, an increase from 5,380 operating days in the same period last year.

Operating Income—Top Drive Operating Income for the three months ended June 30, 2008 increased $9.2 million to $26.8 million compared to the same period in 2007. The increase in operating income during this period is primarily due to the higher average sales prices for our top drive units and increased margins in our after-market sales and service due to our recent price increases. The increase is also driven by an increase in the average margin per new top drive unit sold during the three months ended June 30, 2008 compared to the same period in 2007, partially offset by a decrease in operating income due to the one unit decrease in the number of top drives sold during the three months ended June 30, 2008 compared to the same period in 2007.

Outlook—Based on current market activity, we believe that sales for new top drive units during the remainder of 2008 will be similar to the first six months of 2008. Over the last three years, our average revenue per top drive unit sale has increased due to a shift in market demand to larger, more complex units. However, we have very recently seen an increase in the demand for smaller top drive units typically required for fast–moving new build rigs. We continue to see increasing demand for rental top drives globally. Therefore, we plan to increase our fleet size from 110 units at December 31, 2007 to approximately 120 units by December 31, 2008. Additionally, we intend to revitalize our top drive rental fleet by selling some of our used units and replacing them with newer models. During the three months ended June 30, 2008, we added 12 new top drive units to our rental fleet and sold 6 units to customers. At June 30, 2008, we had 118 units in our rental fleet, up from 112 units as of March 31, 2008. We intend to manage our fleet revitalization program such that disruptions to our rental operations are minimized.

Demand for our top drive after-market sales and services has grown due to the increased number of top drive units sold to customers. We expect a continuing increase in this area as our third-party installed base expands around the globe.

We had a third-party backlog of 52 top drive units as of June 30, 2008 compared to a third-party backlog of 39 units as of March 31, 2008. We have increased our manufacturing capacity to 10-14 units per month to meet our customer demand for new top drive units, as well as demand for after-market sales and our plans to grow our rental fleet. We believe that our top drive business needs to maintain manufacturing inventory of two quarters of production to allow us to effectively manage our supply chain and workforce while limiting our exposure in the event that the sales market softens. Additionally, we must maintain some inventory of long lead-time items and semi-finished goods to support our after-market business and for our manufacturing operations. During 2007, we installed a new inventory planning and purchasing system at our manufacturing plant to help us manage our inventory levels and reduce our manufacturing lead times. We continue to focus on lowering our manufacturing costs through better international sourcing and finding ways to minimize the impact of the fluctuations in the value of the US dollar on our sales margins.

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING™.

Revenues—Revenues for the three months ended June 30, 2008 increased $4.4 million, or 11%, to $46.1 million as compared to the same period in 2007. This includes an increase in CASING DRILLING™ revenues of $5.8 million, or 295%, to $7.8 million for the three months ended June 30, 2008 compared to $2.0 million in the same period last year. This increase was primarily due to increased demand for our services and higher revenues per project due to the drilling of more difficult wells. Revenues associated with our proprietary Tubular Services business for the three months ended June 30, 2008 decreased 8% compared to the same period in 2007 due to a $3.1 million reduction in MCLRS™ project work, partially offset by a $1.2 million increase in our proprietary casing running business. MCLRS™ revenues decreased from $5.5 million to $2.4 million for the three months ended June 30, 2008 compared to the same period last year. This decrease was due to a peak in the number of MCLRS™ projects that were in progress during the three months ended June 30, 2007. Revenues for the three months ended June 30, 2008 associated with our conventional Tubular Service business were consistent with revenues for the three months ended June 30, 2007.

Operating Income—Casing Services’ operating income for the three months ended June 30, 2008 decreased $1.0 million to a loss of $0.4 million compared to operating income of $0.6 million for the same period in 2007. This decrease was primarily due to decreased MCLRS™ activity discussed above, additional expenses incurred to expand our business in Mexico and the Asia Pacific region and increased depreciation expense on Casing Services equipment placed in service over the last year.

Outlook—We continue to add new customers to our Casing Services business in both Tubular Services and CASING DRILLING™. On the Tubular Services front, we expect our CDS™ proprietary casing running business to increase in 2008 compared to 2007 due to increased customer demand. We expect our conventional activity to remain at a level consistent with 2007. We continue to address the high cost structure of our North American Tubular Services business by optimizing personnel and assets in operating areas that provide the highest returns. Additionally, we continue to expand our Tubular Services activities in certain international locations. However, our Tubular Services margins are negatively impacted by competition for the retention and recruitment of experienced personnel and in our limited ability to increase prices to offset cost inflation. With respect to our CASING DRILLING™ business, we continue to invest in this business and believe that activity levels in this area should continue to increase in 2008 compared to 2007. During 2007, we incurred a substantial expense to build our resource base to expand our CASING DRILLING™ business, and we believe that these investments will continue to yield growth in our CASING DRILLING™ revenues in 2008.

Research and Engineering Segment

R&E’s operating loss consists of our activities related to the research and development of our proprietary technologies in Casing Services and our top drive models. The R&E operating loss was $2.8 million for the three months ended June 30, 2008, compared to a loss of $2.4 million from the same period in 2007. The $0.4 million increase was primarily due to expenses incurred on a prototype unit of a new top drive model. During the three months ended June 30, 2008, we incurred approximately $0.6 million in costs on the new prototype, which may ultimately be recovered when the prototype unit is sold to a third party.

Corporate and Other Expenses

Corporate and Other primarily consists of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended June 30, 2008 decreased $1.7 million to a $6.6 million loss compared to a loss of $8.3 million the same period in 2007. This decrease is primarily due to a $0.7 million decrease in salaries due to the elimination of certain employee positions within the company, a $0.8 million decrease in bonus accruals and a $0.4 million decrease in computer expenses from the same period in 2007. During 2007, we installed a new inventory planning and purchasing system at our manufacturing plant to help us manage our inventory levels and reduce our manufacturing lead times.

Net Income

Net income for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,
	2008		2007
		% of revenue		% of revenue
Operating Income	$16,994	13	$7,592	7
Interest expense	1,258	1	959	1
Interest income	(126)	—	(129)	—
Foreign exchange (gains) losses	(1,399)	(1)	271	—
Other expense (income)	77	—	(46)	—
Income taxes	4,502	3	2,683	2

Net Income	$12,682	10	$3,854	4

Interest Expense—Interest expense for the three months ended June 30, 2008 increased $0.3 million primarily related to higher average debt levels during the period compared to the same period in 2007. During the quarter ended June 30, 2008, average daily debt balances were $76.2 million, approximately $40.2 million higher than the same period last year. This resulted in higher interest expense during the current year period, partially offset by a 228-basis point decrease in the weighted average interest rate during the current year due to market conditions.

Interest Income—Interest income for the three months ended June 30, 2008 remained consistent with the same period in 2007, primarily due to similar average cash balances on hand during the three months ended June 30, 2008 and the same period in 2007.

Foreign Exchange (Gains) Losses—Foreign exchange (gains) losses increased $1.7 million to a gain of $1.4 million primarily due to the comparative weakening of the Canadian dollar between the two periods and a $0.8 million gain on settling certain foreign currency contracts during the three months ended June 30, 2008. During the three months ended June 30, 2008, we settled one and terminated 12 monthly foreign currency forward contracts, recognizing a gain for the period of $0.8 million. We were not party to foreign currency forward contracts during the three months ended June 30, 2007.

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

Our effective tax rate for three months ended June 30, 2008 was 26% compared to 41% for the same period in 2007. The decrease in the effective tax rate during the three months ended June 30, 2008 as compared to the same period in 2007 is due to the reduction in the Canadian federal statutory tax rate, increased earnings generated in jurisdictions with statutory tax rates that are lower than the U.S. and Canadian rates, and the effects of certain legal entity restructurings. Further, the effective tax rate for the three months ended June 30, 2007 included tax expense on earnings in foreign jurisdictions that were subject to double taxation.

As discussed in Note 5 to the Condensed Consolidated Financial Statements included in Item 1 above, our tax returns are subject to examination in each of the jurisdictions in which we operate, and the audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

For the Six Months Ended June 30, 2008 and 2007

Our revenues, operating income and net income for the six months ended June 30, 2008 increased compared to the same period in 2007 primarily due to increased top drive product sales, after-market sales and service and increased CASING DRILLING™ activity. Revenues, operating income and net income for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,				% Change
	2008		2007
		% of Revenue		% of Revenue
REVENUE
Top Drive
-Sales	$75,079		$64,574		16
-After-market sales and service	32,171		22,665		42
-Rental operations	54,481		52,198		4

Total Top Drive	161,731	63	139,437	62	16
Casing Services
-Conventional(1)	43,700		43,485		––
-Proprietary(1)	35,938		36,563		(2)
-CASING DRILLING™	14,156		4,622		206

Total Casing Services	93,794	37	84,670	38	11

Total Revenue	$255,525	100	$224,107	100	14

OPERATING INCOME(2)
Top Drive	$50,858	31	$41,292	30	23
Casing Services	2,714	3	7,233	9	(62)
Research and Engineering	(5,580)	n/a	(4,995)	n/a	12
Corporate and Other	(14,574)	n/a	(16,955)	n/a	(14)

Total Operating Income	$33,418	13	$26,575	12	26

NET INCOME	$23,357	9	$14,874	7	57

(1)

At the end of 2007, we commenced the presentation of Tubular Services revenue according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS™ was included with conventional services. However, since MCLRS™ is a proprietary and patented technology, we now include this activity with our proprietary information. Accordingly, we have reclassified prior year revenues of approximately $8.6 million related to MCLRS™ from conventional to proprietary to conform to our current year presentation.

(2)

We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total indirect costs at a consolidated level based on a percentage of global revenues. During the current year, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred indirect costs at the business unit level. In addition, we determined that certain CDS™ related product sales and cost of sales should have been included in the Casing Services segment. Using this information, we have reclassified our prior year segment operating results to conform to the current year presentation. These reclassifications resulted in a net increase of $3.7 million in operating income the Top Drive segment and a corresponding net decrease of $3.7 million in the Casing Services segment for the six months ended June 30, 2007.

Total revenues for the six months ended June 30, 2008 were $255.5 million, compared to $224.1 million in the first six months of 2007, an increase of $31.4 million, or 14%. This increase is primarily due to increased activities in the Top Drive segment, particularly top drive sales and after-market sales and service, and increased CASING DRILLING™ activity in the Casing Services segment.

Operating Income for the six months ended June 30, 2008 was $33.4 million, compared to $26.6 million in the first six months of 2007, an increase of $6.8 million, or 26%. This increase is primarily attributable to increased top drive activities, partially offset by a $4.5 million decrease in operating income in the Casing Services segment and $1.1 million in severance costs related to the termination of approximately 100 employees across the organization.

Net Income for the six months ended June 30, 2008 was $23.4 million, compared to $14.9 million in the first six months of 2007, an increase of $8.5 million, or 57%. This increase is due primarily to increased operating income as discussed in more detail below and a decrease in our effective tax rate from 40% in the first six months of 2007 to 24% during the first six months of 2008.

Top Drive Segment

Our Top Drive segment consists of top drive sales, after-market sales and service and top drive rental activities.

Revenues—Revenues for the six months ended June 30, 2008 increased $22.3 million compared to the same period in 2007 primarily driven by a $10.5 million increase in top drive sales, a $9.5 million increase in after-market sales and service and a $2.3 million increase in top drive rental operations.

Revenues from top drive sales increased $10.5 million to $75.1 million as compared to the same period in 2007, primarily due to higher average sales prices for the 61 units sold (49 new and 12 used) during the six months ended June 30, 2008 as compared to the 68 units sold (59 new and 9 used) during the similar period in 2007. When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units during the six months ended June 30, 2008 and 2007 were $11.9 million and $8.1 million, respectively.

Revenues from after-market sales and service increased $9.5 million to $32.2 million as compared to 2007, primarily as a result of our continued efforts and focus on growing this business, and as a result of a larger installed base of top drive units around the world. As we sell more top drive units, demand for our after-market parts and services has also increased.

Revenues from top drive rental activities increased $2.3 million to $54.5 million during the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to an increase in the size of our rental fleet and slightly higher average rental rates. Our rental fleet worked approximately 11,349 operating days during the six months ended June 30, 2008, an increase from 10,974 operating days in the same period last year.

Operating Income—Operating Income for the six months ended June 30, 2008 increased $9.6 million to $50.9 million compared to the same period in 2007. The increase in operating income during this period is primarily due to the increase in the average sales price of new and used top drive units sold and increased margins in our after-market sales and service due to our recent price increases, partially offset by approximately $0.6 million in severance costs related to the elimination of certain employee positions within the Top Drive segment.

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING™

Revenues—Revenues for the six months ended June 30, 2008 increased $9.1 million, or 11%, to $93.8 million as compared to the same period in 2007. CASING DRILLING™ revenues increased 206% to $14.2 million for the six months ended June 30, 2008 compared to $4.6 million in the same period last year. This increase was primarily due to increased international demand for our services. We also experienced slightly increased activity in our conventional Tubular Services revenues. Revenues for the six months ended June 30, 2008 associated with our proprietary Tubular Services business decreased 2% as compared to the same period in 2007, primarily due to a $3.2 million decrease in MCLRS™ activity during the six months ended June 30, 2008 compared to the same period last year. MCLRS™ revenues decreased from $8.6 million to $5.4 million for the six months ended June 30, 2008. This decrease was due to a peak in the number of MCLRS™ projects that were in progress during the six months ended June 30, 2007 and was partially offset by a $2.1 million increase in our proprietary casing running business. Revenues for the six months ended June 30, 2008 associated with our conventional Tubular Service business increased 1% as compared to the same period in 2007 primarily due to increased revenues from acquisitions completed during the second half of 2007.

Operating Income—Casing Services’ operating income for the six months ended June 30, 2008 decreased $4.6 million to $2.7 million compared to same period in 2007. This decrease was primarily due to decreased MCLRS™ activity discussed above, additional expenses incurred to expand our business in Mexico and the Asia Pacific regions, increased depreciation expense on Casing Services equipment placed in service over the last year and $0.3 million in severance costs as discussed above.

Research and Engineering Segment

R&E’s operating loss consists of our activities related to the research and development of our proprietary technologies in Casing Services and top drive models and was $5.6 million for the six months ended June 30, 2008, an increased loss of $0.6 million from the same period in 2007. This increase was primarily due to $0.1 million in severance costs, as discussed above, and expenses incurred on a prototype unit of a new top drive model. During the six months ended June 30, 2008, we incurred approximately $0.6 million in costs on the new prototype, which may ultimately be recovered when the prototype unit is sold to a third party.

Corporate and Other Expenses

Corporate and Other primarily consists of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the six months ended June 30, 2008 decreased $2.4 million to a $14.6 million loss compared to a loss of $17.0 million during the same period in 2007, primarily due to a substantial amount of professional fees incurred in the first quarter of 2007 as a result of the various issues and events related to the delayed filing of our initial Annual Report on Form 10-K, the increased auditing fees associated with our initial year of testing our internal controls pursuant to Section 404 of the Sarbanes Oxley Act, costs associated with the restatements of our quarterly results for the second and third quarters of 2006 and the costs associated with the Company’s self-initiated review of the Company’s stock option practices and related accounting.

Net Income

Net income for the six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Six Months Ended June 30,
	2008		2007
		% of revenue		% of revenue
Operating Income	$33,418	13	$26,575	12
Interest expense	2,454	1	1,647	1
Interest income	(261)	—	(349)	—
Foreign exchange losses	326	—	521	—
Other expense (income)	46	—	(40)	—
Income taxes	7,496	3	9,922	7

Net Income	$23,357	9	$14,874	6

Interest Expense—Interest expense for the six months ended June 30, 2008 increased $0.8 million primarily related to higher average debt levels during the period compared to the same period in 2007. During the six months ended June 30, 2008, average daily debt balances were $75.9 million, approximately $42.7 million higher than the same period last year. This resulted in higher interest expense during the current year period, partially offset by a 215-basis point decrease in the weighted average interest rate during the current year due to market conditions.

Interest Income—Interest income for the six months ended June 30, 2008 decreased $0.1 million primarily related to lower average cash balances on hand during the six months ended June 30, 2008 as compared to the same period in 2007.

Foreign Exchange Losses—Foreign exchange losses decreased to $0.3 million from $0.5 million compared to last year primarily due to the comparative weakening of the Canadian dollar between the two periods and a $0.8 million loss on settling certain foreign currency contracts during the six months ended June 30, 2008. During the year ended December 31, 2007, we entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the six months ended June 30, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 foreign monthly currency forward contracts that we subsequently terminated during the second quarter of 2008, recognizing a loss from inception of $0.2 million. We were not party to foreign currency forward contracts during the six months ended June 30, 2007 or as of June 30, 2008. For further discussion regarding our foreign exchange losses, please see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Income Taxes—Our effective tax rate for six months ended June 30, 2008 was 24% compared to 40% for the same period in 2007. The decrease in the effective tax rate during the six months ended June 30, 2008 as compared to the same period in 2007 is due to the reduction in the Canadian federal statutory tax rate, increased earnings generated in jurisdictions with statutory tax rates that are lower than the U.S. and Canadian rates, and the effects of certain legal entity restructurings. Further, the effective tax rate for the six months ended June 30, 2007 included tax expense on earnings in foreign jurisdictions that were subject to double taxation.

Recent Quarterly Trends

Revenues for the three months ended June 30, 2008 were $126.2 million, compared to $129.4 million for the three months ended March 31, 2008, a decrease of $3.2 million, or 2%. This decrease is primarily due to a decrease of $1.5 million in the Top Drive segment and $1.7 million in the Casing Services Segment. The decrease in the Top Drive segment is primarily the result of the sale of 30 units during the three months ended June 30, 2008 as compared to 31 units during the three months ended March 31, 2008. The decrease in the Casing Services segment revenues was primarily due to a 16% decrease in conventional Tubular Services revenues related to a decrease in the number of conventional jobs during the current quarter, particularly in the U.S., the spring breakup in Canada and a $0.5 million decrease in MCLRS™ activity, partially offset by a $0.8 million increase in our other proprietary Tubular Services revenues.

Operating Income for the three months ended June 30, 2008 was $17.0 million, an increase of $0.6 million from the three months ended March 31, 2008. This increase was due to a $2.7 million increase in the Top Drive segment and a $1.4 million decrease in the operating loss for Corporate and Other, partially offset by a $3.5 million decrease in operating income for the Casing Services segment. The decrease in the Casing Services operating income of $3.5 million, or 113%, is primarily due to the operating income effect of the decrease in MCLRS™ discussed above, increased costs associated with the build-up of resources to deliver CASING DRILLING™ throughout the world, start-up costs for infrastructure in Mexico and approximately $1.0 million in start-up costs for two projects in our Asia-Pacific region. The increase in Top Drive operating income of $2.7 million, or 11%, is primarily due to higher average sales prices discussed above, offset by increased manufacturing costs due to the strengthening of the Canadian dollar, an increase in the number of rental units that required refurbishment/recertification, increased costs in our after-market service business and start-up costs in Mexico and the Asia Pacific region related to new contracts.

Net Income for the three months ended June 30, 2008 was $12.7 million, compared to $10.7 million for the three months ended March 31, 2008, an increase of $2.0 million, or 19%, primarily due to the increased operating income discussed above and foreign exchange gain of $1.4 million recognized during the quarter ended June 30, 2008 as compared to a foreign exchange losses of $1.7 million in the previous quarter, offset by an increase in the effective tax rate to 26% in the current quarter compared to 22% during the quarter ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position at June 30, 2008 and December 31, 2007 was as follows (in thousands):

	June 30, 2008	December 31, 2007
Cash	$12,579	$23,072
Current portion of long term debt	(9,991)	(9,991)
Long term debt	(67,022)	(70,803)

Net Debt	$(64,434)	$(57,722)

The increase in Net Debt during the six months ended June 30, 2008 was primarily the result of using cash available at December 31, 2007 to fund our capital expenditures and to decrease our outstanding debt by $3.8 million. We have reported Net Debt because we regularly review Net Debt as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

On December 21, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”). The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of June 30, 2008, we had $7.4 million in letters of credit outstanding under our credit agreement and $75.6 million available under the Revolver.

Our investment in working capital, excluding cash and short term debt, has increased $16.0 million to $165.3 million at June 30, 2008 from $149.3 million at December 31, 2007. The increase during the six months ended June 30, 2008 was primarily attributable to an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory. At June 30, 2008, we had a third-party top drive manufacturing backlog of 52 units compared to a backlog of 38 units at December 31, 2007.

We have increased our manufacturing capacity to 10-14 top drives per month to meet our customer demand for larger, more complex units, as well as our plan to grow our rental fleet. The increase in our third-party installed base throughout the world provides expansion opportunities for our top drive after-market sales and service business. These factors have driven our increase in inventory levels from the comparable period in 2007. We believe that our top drive business needs to maintain manufacturing inventory of two quarters of production to allow us to effectively manage our supply chain and workforce while limiting our exposure in the event that the sales market softens. Additionally, we must maintain some inventory of long lead-time items and semi-finished goods to support our after-market business and for our manufacturing operations. During 2007, we installed a new inventory planning and purchasing system at our manufacturing plant in 2007 to help us manage our inventory levels and reduce our manufacturing lead times. Based on current market activity, we believe that for the remainder of 2008, new unit sales will be similar to unit sales during the first six months of the year. Therefore, we anticipate that our working capital requirements, excluding cash and debt, will not increase during the remainder of 2008. Our inventory decreased $7.3 million, or approximately 6%, from December 31, 2007 to $110.1 million as of June 30, 2008.

Following is the calculation of working capital, excluding cash and debt, at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Current Assets	$254,447	$253,185
Current Liabilities	(86,542)	(90,775)

Working Capital	167,905	162,410
Less:
Cash and Cash Equivalents	(12,579)	(23,072)
Current Portion of Long Term Debt	9,991	9,991

Working Capital, Excluding Cash and Short Term Debt	$165,317	$149,329

During the six months ended June 30, 2008, our capital expenditures were $43.1 million compared to $23.2 million during the six months ended June 30, 2007, primarily due to additions to our top drive rental fleet and Casing Services equipment. We project our capital expenditures for 2008 to be approximately $80 to $90 million. The planned increase from our 2007 capital spending levels of $65 million is directly related to our strategy to increase the size of our rental fleet to approximately 120 units by the end of 2008 as well as our fleet revitalization program by selling certain rental units from the fleet and replacing them with newer models. We intend to fund our fleet revitalization program with proceeds from the sale of used rental units.

During the six months ended June 30, 2008, cash provided by operating activities was $14.9 million, primarily due to non-cash earnings, decreased by the timing of payments made to our vendors. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2008 and December 31, 2007, we had no off balance sheet arrangements.

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

Revenue Recognition—We recognize revenues when the earnings process is complete and collectability is reasonably assured when title and risk of loss of the equipment is transferred to the customer, with no right of return. For services and rental activities, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with US GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the potential impact, if any, of FSP No. SFAS 142-3 on our consolidated financial statements.

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

From time to time, we may utilize derivative financial instruments in the management of our foreign currency and interest rate exposures. We do not use derivative financial instruments for trading or speculative purposes and account for all such instruments using the fair value method. Currency exchange exposures on foreign currency denominated balances and anticipated cash flows may be managed by foreign exchange forward contracts when it is deemed appropriate. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate.

As of December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. We subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a gain of $0.8 million for the three months ended June 30, 2008 and a loss of $0.2 million for the six months ended June 30, 2008. We were not a party to any derivative financial instruments as of June 30, 2008 or 2007.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to our credit facility at June 30, 2008 of $62.0 million is estimated to be approximately equal to the carrying value because the interest rate on borrowings under our credit facility is adjustable on a short-term basis based on the prime rate or LIBOR. We also have long-term debt in the form of a term loan. The fair value of our term loan debt at June 30, 2008 of $15.0 million is estimated to be approximately equal to the carrying value due to its proximate 2009 maturity date. A one percent change in interest rates would increase or decrease interest expense $0.8 million annually based on amounts outstanding at June 30, 2008.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks.

ITEM 4.	CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis. Please see Part I, Item 3—”Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of our ongoing legal proceedings.

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our Casing Drive System™ (“CDS™”) infringes certain of Varco’s U.S. patents. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office for reexamination of the patent on which Varco’s claim of infringement is based. The U.S. Patent and Trademark Office accepted the Varco patent for reexamination, and district court granted our motion to stay the patent litigation pending the outcome of the reexamination. In May 2008, the U.S. Patent and Trademark Office issued an Action Closing Prosecution, agreeing with us and rejecting all of the Varco patent claims that we had contested. Varco has filed a response seeking to amend its claims and separately petitioned for additional time to continue the reexamination. We have filed our responses on both issues. The U.S. Patent and Trademark Office has not yet issued a final ruling on the reexamination. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against us in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our CDS™ infringes two patents held by Franks. We filed a response denying Franks’s allegation that the CDS™ is infringing their patents and asserted the invalidity of their patents. Since the response was filed, Franks withdrew its claims with respect to one of the patents and we have filed a request with the U.S. Patent and Trademark Office for reexamination of the other patent. The case is in the discovery phase. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

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

Our Annual General and Special Meeting was held on May 20, 2008. The following nominees were elected as members of the Board of Directors of the Company for the ensuing year or until their successors are elected or appointed:

Fred J. Dyment

Gary L. Kott

R. Vance Milligan

Julio M. Quintana

Norman W. Robertson

Peter K. Seldin

Michael W. Sutherlin

Robert M. Tessari

Clifton T. Weatherford

The table below shows the matters that were voted upon at the meeting, and states the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

	Number of Shares					Total
	For	Against	Withheld	Abstentions	Non-Votes
Elect Fred J. Dyment as a member of the Board of Directors	29,767,055	0	3,340,927	0	1	33,107,983
	89.91%	0.00%	10.09%
Elect Gary L. Kott as a member of the Board of Directors	32,879,583	0	228,399	0	1	33,107,983
	99.31%	0.00%	0.69%
Elect R. Vance Milligan as a member of the Board of Directors	31,977,651	0	1,130,331	0	1	33,107,983
	96.59%	0.00%	3.41%
Elect Julio M. Quintana as a member of the Board of Directors	32,969,039	0	138,943	0	1	33,107,983
	99.58%	0.00%	0.42%
Elect Norman W. Robertson as a member of the Board of Directors	32,966,842	0	141,140	0	1	33,107,983
	99.57%	0.00%	0.43%
Elect Peter K. Seldin as a member of the Board of Directors	32,893,967	0	214,015	0	1	33,107,983
	99.35%	0.00%	0.65%
Elect Michael W. Sutherlin as a member of the Board of Directors	25,412,424	0	7,695,558	0	1	33,107,983
	76.76%	0.00%	23.24%
Elect Robert M. Tessari as a member of the Board of Directors	32,928,159	0	179,823	0	1	33,107,983
	99.46%	0.00%	0.54%
Elect Clifton T. Weatherford as a member of the Board of Directors	29,766,177	0	3,341,805	0	1	33,107,983
	89.91%	0.00%	10.09%

	Number of Shares					Total
	For	Against	Withheld	Abstentions	Non-Votes
The approval of the Third Amended and Restated Rights Agreement of the Corporation to continue the plan and approve certain amendments arising from such continuation	24,886,549	1,216,653	0	33,243	6,971,538	33,107,983
	75.24%	3.68%	0.00%
The appointment of PricewaterhouseCoopers LLP, a national public accounting firm, as auditors of the Corporation to hold office until the next annual meeting of shareholders at a remuneration to be fixed by the Board of Directors of the Corporation	33,068,640	0	39,342	0	1	33,107,983
	99.88%	0.00%	0.12%

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to exhibit filed with Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana,
President and Chief Executive Officer

Date: August 8, 2008

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2008

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to exhibit filed with Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation