Form 10-Q
period 2008-09-30
TESCO CORP
filed 2008-11-06
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Number of shares of Common Stock outstanding as of October 31, 2008: 37,508,689

i

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,925	$23,072
Accounts Receivable Trade, net	100,752	87,903
Prepaid Income Taxes	—	2,735
Inventories, net	118,332	117,425
Deferred Income Taxes	10,184	12,000
Prepaid and Other Current Assets	15,457	10,050

Total Current Assets	252,650	253,185
Property, Plant and Equipment, net	199,167	169,812
Goodwill	29,444	29,829
Deferred Income Taxes	13,549	13,635
Intangible and Other Assets, net	8,298	10,210

TOTAL ASSETS	$503,108	$476,671

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$9,991	$9,991
Accounts Payable	36,548	49,724
Income Taxes Payable	2,760	—
Deferred Revenues	21,333	9,825
Accrued and Other Current Liabilities	23,198	21,235

Total Current Liabilities	93,830	90,775
Long Term Debt	43,525	70,803
Deferred Income Taxes	8,885	10,187

Total Liabilities	146,240	171,765

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Shares	171,318	154,332
Contributed Surplus	14,059	15,972
Retained Earnings	130,784	89,846
Accumulated Comprehensive Income	40,707	44,756

Total Shareholders’ Equity	356,868	304,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$503,108	$476,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE	$140,021	$113,890	$395,546	$337,997

OPERATING EXPENSES
Cost of Sales and Services	99,510	91,877	291,713	261,038
Selling, General and Administrative	12,550	9,813	36,875	33,189
Research and Engineering	2,561	3,587	8,140	8,582

Total Operating Expenses	114,621	105,277	336,728	302,809

OPERATING INCOME	25,400	8,613	58,818	35,188
OTHER EXPENSE (INCOME)
Interest expense	1,098	1,122	3,552	2,769
Interest income	(45)	(709)	(306)	(1,058)
Foreign exchange losses	422	523	748	1,044
Other income	(99)	(1,177)	(53)	(1,217)

Total Other Expense (Income)	1,376	(241)	3,941	1,538

INCOME BEFORE INCOME TAXES	24,024	8,854	54,877	33,650
INCOME TAXES	6,443	(1,985)	13,939	7,937

NET INCOME	$17,581	$10,839	$40,938	$25,713

Earnings per share:
Basic	$0.47	$0.29	$1.10	$0.71
Diluted	$0.46	$0.29	$1.08	$0.69
Weighted average number of shares:
Basic	37,473,597	36,777,049	37,125,680	36,370,033
Diluted	38,024,147	37,597,550	37,733,119	37,225,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net Income	$40,938	$25,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,476	20,121
Stock compensation expense	4,603	4,751
Deferred income taxes	1,366	(2,914)
Amortization of financial items	520	303
Gain on sale of operating assets	(15,687)	(9,414)
Changes in components of working capital
(Increase) decrease in accounts receivable trade	(13,354)	611
Increase in inventories	(4,639)	(22,489)
Increase in prepaid and other current assets	(5,151)	(6,183)
(Decrease) increase in accounts payable	(11,888)	8,629
Increase (decrease) in accrued and other current liabilities	13,911	(12,320)
Increase (decrease) in income taxes receivable/payable	5,495	(3,685)
Other, net	(1,426)	(1,043)

Net cash provided by operating activities	39,163	2,080

INVESTING ACTIVITIES
Additions to property, plant and equipment	(57,713)	(37,668)
Acquisition of business, net of cash acquired	—	(19,605)
Proceeds on sale of operating assets	19,783	12,824
Other, net	221	982

Net cash used in investing activities	(37,709)	(43,467)

FINANCING ACTIVITIES
Issuances of debt	51,773	61,800
Repayments of debt	(78,468)	(41,293)
Proceeds from exercise of stock options	9,153	12,671
Debt issue costs	(100)	(430)
Excess tax benefit associated with equity based compensation	1,036	868

Net cash (used in) provided by financing activities	(16,606)	33,616

Effect of foreign exchange losses on cash balances	5	—

Net Decrease in Cash and Cash Equivalents	(15,147)	(7,771)
Net Cash and Cash Equivalents, beginning of period	23,072	14,923

Net Cash and Cash Equivalents, end of period	$7,925	$7,152

Supplemental Cash Flow Information
Cash paid during the period for interest	$3,372	$1,926
Cash paid during the period for income taxes	$6,649	$12,075
Cash receipts during the period for interest	$295	$861
Cash receipts during the period for income taxes	$391	$668

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”), an Alberta, Canada corporation, is engaged in the design, manufacture and service of technology based solutions for the upstream energy industry, including TESCO® Top Drives, TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System™ (“CDS™ ” or “CDS”) and TESCO’s Multiple Control Line Running System™ (“MCLRS™” or “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

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

The Company is organized under the laws of Alberta and is therefore subject to the Business Corporation Act (Alberta). The Company is also a reporting issuer (or the equivalent) in each of the provinces of Canada. Effective December 31, 2006, the Company became a U.S. registrant and a domestic filer with the SEC. Through December 31, 2007, the Company filed its financial statements with a reconciliation of its financial statements under accounting principles generally accepted in the United States of America (“US GAAP”) to Canadian generally accepted accounting principles. This reconciliation is no longer included in the interim financial statements, as it is no longer required by Canada’s National Instrument 52-102, “Continuous Disclosure Obligations.”

Market for Common Stock

TESCO’s common stock is traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “TESO.” Until June 30, 2008, TESCO’s common stock was also traded on the Toronto Stock Exchange (“TSX”) under the symbol “TEO.” Effective June 30, 2008, the Company voluntarily delisted its shares from the TSX.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Foreign Currency Translation

The US dollar is the functional currency for most of the Company’s worldwide operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into US dollars at end-of-period exchange rates and the resultant translation adjustments are reported, as a component of Accumulated Comprehensive Income in Shareholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into US dollars, and the resultant exchange gains and losses are included in Other income in the period in which they occur. Income and expenses are translated into US dollars at the average exchange rates in effect during the period.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete and collectability is reasonably assured. TESCO recognizes revenues when title and risk of loss of the equipment are transferred to the customer, with no right of return. For project management services, service and repairs and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

The following is a reconciliation of changes in the Company’s warranty accrual for the nine months ended September 30, 2008 and the year ended December 31, 2007 (in thousands):

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Balance—beginning of period	$3,045	$9,391
Charged to expense	791	1,647
Charged to other accounts(a)	(43)	1,296
Deductions	(921)	(9,289)

Balance—end of period	$2,872	$3,045

(a)	Represents currency translation adjustments and reclassifications.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of the sales price for Top Drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

collect outstanding receivables based on the number of days outstanding. At September 30, 2008 and December 31, 2007, the allowance for doubtful accounts on Accounts Receivable Trade was $2.8 million and $1.9 million, respectively.

Inventories

Inventories primarily consist of manufactured equipment and spare parts for after-market sales and services for Tesco manufactured equipment. During the manufacturing process, the Company values its inventories (work in progress and finished goods) primarily using standard costs, which approximate actual costs, and such costs include raw materials, direct labor and manufacturing overhead allocations.

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

At September 30, 2008 and December 31, 2007, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$52,745	$63,534
Work in progress	6,185	11,495
Finished goods	59,402	42,396

	$118,332	$117,425

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

The net book value of used Top Drive rental equipment sold included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income was $0.6 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales and services	$8,182	$6,800	$23,618	$19,249
Selling, general & administrative expense	236	435	774	798
Research and engineering	19	32	84	74

	$8,437	$7,267	$24,476	$20,121

Assets Held for Sale

During the nine months ended September 30, 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.3 million and $0.9 million in costs to prepare the property for sale during the three and nine months ended September 30, 2008, respectively, that have been capitalized and are reported as an increase in the property’s net book value as of September 30, 2008. The property has a carrying value of $2.0 million and $1.1 million, net of accumulated depreciation as of September 30, 2008 and December 31, 2007, respectively, and is included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets.

Investments

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The Company elected not to adopt the fair value option provisions of SFAS No. 159 for its financial assets and liabilities. The Company held no investments in equity securities as of September 30, 2008 or December 31, 2007.

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

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationships intangible assets are amortized on a straight-line basis over an estimated economic life of four to seven years, the patents are amortized on a straight-line basis over an estimated economic life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the term of the agreements of five years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. During the nine months ended September 30, 2008, the Company finalized its goodwill valuation related to one of its 2007

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

acquisitions and reduced the carrying amount of goodwill by $0.1 million. The remaining change in the carrying amount of goodwill of $0.3 million is due to the effect of foreign currency exchange rates.

Derivative Financial Instruments

As a result of its worldwide operations, the Company is exposed to market risks from changes in interest and foreign currency exchange rates, which may affect its operating results and financial position. The Company manages its risks from fluctuations in interest and foreign currency exchange rates through its normal operating and financing activities. However, from time to time, the Company may manage its interest and foreign exchange rate risks through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes.

During the year ended December 31, 2007, the Company entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the nine months ended September 30, 2008, the Company terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million, which is included in Foreign exchange losses in the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2008, the Company entered into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million for the nine months ended September 30, 2008, which is included in Foreign exchange losses in the accompanying Condensed Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not a party to any derivative financial instruments as of September 30, 2008.

Fair Value Reporting

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurement,” for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, until January 1, 2009. In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008 as it held no investments in equity securities during the period.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company held no assets or liabilities carried at fair value as of June 30 or September 30, 2008. The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2008 (in thousands):

	Balance at December 31, 2007	Total Gains (Losses) (realized)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at September 30, 2008
Derivatives	$82	$(820)	$738	$—	$—

Pursuant to the provisions of SFAS No. 157, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts which consists solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange losses in the Condensed Consolidated Statements of Income. The Company was not a party to any derivative financial instruments as of September 30, 2008.

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

Research and Engineering Expenses

The Company expenses research and engineering costs when incurred. Payments received from third parties, including payments for the use of equipment prototypes, during the research or development process are recognized as a reduction in research and engineering expense when the payments are received. The Company did not receive any payments from third parties during the nine months ended September 30, 2008 or 2007.

Severance Costs

During the first six months of 2008, the Company eliminated approximately 100 employee positions due to a review of its personnel structure and recorded termination benefits of $1.1 million associated with the reduction. These severance costs are recorded in Cost of Sales and Services ($0.9 million), Selling, General and

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Administrative expense ($0.1) and Research and Engineering expense ($0.1 million) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period. No additional severance costs were incurred by the Company during the three months ended September 30, 1008.

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

Stock-Based Compensation

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan. The maximum number of shares of common stock that may be issued in connection with awards under the Amended and Restated Incentive Plan may not exceed 10% of the issued and outstanding shares of the Company’s common stock. The plan authorizes the grant of awards to eligible directors, officers, employees and other persons. Options granted under the plan have historically vested equally over a three year period and expired no later than seven years from the date of grant, although the Board of Directors may choose different parameters in the future. The exercise price of stock options under the plan may not be less than the fair value on the date of the grant. At September 30, 2008, the Company had approximately 2,390,425 shares available for future grants.

Prior to May 2007, the Company granted stock options denominated in Canadian dollars. Under the Amended and Restated Incentive Plan, stock options and other stock based awards may be denominated in Canadian dollars or US dollars, at the Company’s discretion. On June 30, 2008, the Company voluntarily delisted from the Toronto Stock Exchange. With all shares of common stock being traded on the NASDAQ, the Company plans to denominate all future grants of equity-based awards in US dollars.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales and services	$306	$466	$1,230	$1,323
Selling, general & administrative expense	958	910	2,991	2,807
Research and engineering	105	194	382	621

	$1,369	$1,570	$4,603	$4,751

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

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average number of shares outstanding	37,474	36,777	37,126	36,370
Dilutive effect of stock compensation awards	550	821	607	855

Diluted weighted average number of shares outstanding	38,024	37,598	37,733	37,225

Weighted average anti-dilutive options excluded from calculation	87	17	1,034	175

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS 141R is effective January 1, 2009 for certain income tax effects of prior acquisitions. The Company is currently evaluating the potential impact of this statement. It is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –– Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect to adopt the fair value provisions of SFAS No. 159 on January 1, 2008. Therefore, the adoption did not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. For additional information see “Fair Value Reporting,” above. As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, and is currently evaluating the impact, if any, that this statement will have on its financial statements as it relates to its non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis. In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

Note 2—Long Term Debt

Long term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Secured Revolver, maturity date of June 5, 2012, 4.15% and 6.39% interest rate at September 30, 2008 and December 31, 2007, respectively	$41,000	$48,600
Secured Revolver—Swingline, maturity date of June 5, 2012, 6.00% interest rate at December 31, 2007	—	12,184
Secured Term Loan, maturity date of October 31, 2009, 4.06% and 6.25% interest rate at September 30, 2008 and December 31, 2007, respectively	12,516	20,010

Total Debt	53,516	80,794
Less—Current Portion of Long Term Debt	(9,991)	(9,991)

Non-Current Portion of Long Term Debt	$43,525	$70,803

Amounts outstanding under the Secured Term Loan issued under the Company’s credit agreement require quarterly payments on the principal amount outstanding.

On December 21, 2007, the Company and its existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

$15 million of swingline loans (collectively, the “Revolver”), and a term loan with an outstanding balance of balance of $20.0 million as of December 31, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, the Company entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of September 30, 2008, the Company was in compliance with the debt covenants in the second amendment to the amended and restated credit agreement.

Note 3—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes activity in the Company’s common shares during the nine months ended September 30, 2008 and for the year ended December 31, 2007 (dollar amounts in thousands):

	Nine Months Ended September 30, 2008		Year Ended December 31, 2007
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	36,844,763	$154,332	36,019,246	$139,266
Issued on exercise of options	626,535	15,712	825,517	15,066
Issuance from settlement of restricted stock	31,159	1,129	—	—
Other issuance of common stock	4,645	145	—	—

Balance—end of period	37,507,102	$171,318	36,844,763	$154,332

Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,750,710 shares of common stock are authorized for the grant of stock and stock options to eligible directors, officers, employees and other persons. Options granted under the stock option plan generally vest equally over a three year period, expire no later than seven years from the date of grant and the exercise price may not be less than the value on the date of the grant. At September 30, 2008, the Company had approximately 2,390,425 shares available for future grants.

Prior to May 2007, the Company granted stock and stock options in Canadian dollars. In May 2007, the Company amended and restated its stock option plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan. Under the amended and restated plan, stock and stock options may be granted in Canadian dollars or US dollars, at the Company’s discretion. On June 30, 2008, the Company voluntarily delisted from the Toronto Stock Exchange. With all shares of common stock being traded on the NASDAQ, the Company plans to make all future grants of equity-based awards in US dollars.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Stock Options

The following summarizes option activity for the options issued in Canadian dollars during the nine months ended September 30, 2008 and 2007:

	2008			2007
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	1,593,962	C$	18.62	2,374,804	C$	15.38
Granted	46,300	C$	24.44	458,000	C$	27.74
Exercised	(626,535)	C$	14.87	(816,229)	C$	14.66
Cancelled	(174,033)	C$	23.41	(401,013)	C$	17.89

Outstanding—end of period	839,694	C$	20.75	1,615,562	C$	18.62

Exercisable—end of period	525,919	C$	18.43	765,582	C$	13.79

The following summarizes option activity for the options issued in US dollars during the nine months ended September 30, 2008 and 2007:

	2008		2007
	No. of options	Weighted- average exercise price	No. of options	Weighted- average exercise price
Outstanding—beginning of period	—	$—	n/a	$	n/a
Granted	195,800	$28.54	n/a	$	n/a
Exercised	—	$—	n/a	$	n/a
Cancelled	(26,900)	$25.65	n/a	$	n/a

Outstanding—end of period	168,900	$29.00	n/a	$	n/a

Exercisable—end of period	—	$—	n/a	$	n/a

The assumptions used in the Black-Scholes option pricing model during the nine months ended September 30, 2008 and 2007 were:

	Canadian Dollar Options Nine Months Ended September 30,		US Dollar Options Nine Months Ended September 30,
Assumptions	2008	2007	2008	2007
Weighted average risk-free interest rate	3.5%	4.01%	3.01%		n/a
Expected dividend	$-0-	$-0-	$-0-	$	n/a
Expected option life (years)	4.5	4.5	4.5		n/a
Weighted average expected volatility	51%	34%	50%		n/a
Weighted average expected forfeiture rate	17%	15%	9%		n/a

Restricted Stock

Beginning in May 2007, the Company began granting two different types of stock-based awards: RSU awards, which vest equally in three annual installments from date of grant and entitle the grantee to receive one

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

share of TESCO common stock upon vesting, and PSU awards, which are granted in respect of a three-year calendar period and which vest in full on December 31 of the third calendar year and include a performance measure. PSU awards entitle the grantee to receive one share of TESCO common stock for each PSU, subject to adjustment based on the performance measure. The final value of the PSU award can range from zero if threshold performance is not met to a maximum of 2.5 times the initial award. Both RSU awards and PSU awards may be settled by delivery of shares or the payment of cash based on the market value of the TESCO shares that would otherwise be due at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the nine months ended September 30, 2008:

	Canadian Dollars			US Dollars
	Shares	Weighted- average grant date fair value		Shares	Weighted- average grant date fair value
Outstanding—beginning of period	141,100	C$	36.15	—	$—
Granted	35,600	C$	24.67	156,400	$27.22
Vested	(31,159)	C$	36.22	—	$—
Cancelled	(25,200)	C$	34.30	(19,100)	$25.12

Outstanding—end of period	120,341	C$	33.13	137,300	$27.51

The following summarizes restricted stock activity during the nine months ended September 30, 2007:

	2007
	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	—	C$	—
Granted	153,500	C$	36.19
Cancelled	(8,700)	C$	36.63

Outstanding—end of period	144,800	C$	36.17

The weighted average expected forfeiture rate is 20% for RSU awards and 5% for PSU awards.

Note 4—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$17,581	$10,839	$40,938	$25,713
Unrealized gain (loss) on securities, net of tax	––	(395)	—	(3)
Foreign currency translation adjustment	(2,260)	4,987	(4,049)	12,137

Total Comprehensive Income	$15,321	$15,431	$37,889	$37,847

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

The Company’s income tax provision for the three and nine month periods ended September 30, 2008 and 2007 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current	$5,503	$2,249	$12,573	$10,851
Deferred	940	(4,234)	1,366	(2,914)

Income tax provision (benefit)	$6,443	$(1,985)	$13,939	$7,937

The Company’s effective tax rate for the three months ended September 30, 2008 was a provision of 27% compared to a benefit of 22% for the same period in 2007. The tax benefit recorded for the three months ended September 30, 2007 reflects the cumulative effect of a reversal of the valuation allowances recorded in 2006 on foreign tax credits, the recognition of a benefit for research and development credits related to 2005 and 2006, the recognition of a benefit related to the favorable resolution of a tax claim in Mexico, and the recognition of a benefit as a result of filing the Company’s U.S. income tax returns in September 2007. The Company’s effective tax rate for the nine months ended September 30, 2008 was 25% compared to 24% for the same period in 2007. The effective tax rates for the three and nine months ended September 30, 2008 are lower than the Canadian statutory tax rate due to earnings generated in jurisdictions with statutory tax rates that are lower than the Canadian statutory tax rate and the effects of certain legal entity restructurings.

TESCO adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”) on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions. As of September 30, 2008 and December 31, 2007, the Company had an accrual for uncertain tax positions of $0.5 million. This liability is offset by the Company’s net income tax receivables and is included in Prepaid Income Taxes in the accompanying Condensed Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2003. One of the Company’s U.S. subsidiaries has been audited through tax year 2004 and one U.S. subsidiary has been audited through the tax year ending October 31, 2005; two audits were concluded in 2007. The conclusion of these audits had no material impact to the Company’s financial position, results of operations or cash flows. At September 30, 2008, there were no ongoing Canadian federal income tax audits. TESCO’s U. S. federal consolidated tax return for the year ended December 31, 2006 is

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

undergoing an audit by the Internal Revenue Service. This audit is in the initial stage, and the Company does not believe that the conclusion of this audit will have a material impact on the Company’s financial position, results of operations or cash flows.

In the past, TESCO has been advised by Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations in 1996 through 2000 are not deductible for Mexican tax purposes. Formal reassessments disallowing these deductions were issued for 1996 through 2000. All of these reassessments were appealed to the Mexican court system and in May 2002, the Company paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal such reassessments. Between 2003 and 2007, TESCO obtained final court rulings deciding all years in dispute in the Company’s favor, except for 1996 for which litigation continues over a new reassessment for 1996 as discussed below. As of September 30, 2008, the years 1997 through 2000 have become statute barred.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Varco I/P, Inc. (“Varco”) filed suit against the Company in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that Tesco’s Casing Drive System infringes certain of Varco’s U.S. patents. The Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which the Company is the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2008, the USPTO issued an Action Closing Prosecution, agreeing with the Company and rejecting all of the Varco patent claims that the Company had contested. Varco will have the right to appeal this decision. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that the Company’s Casing Drive System infringes two patents held by Franks. The Company filed a response denying Franks allegation that the CDS is infringing their patents and has asserted the invalidity of their patents. In May 2008, Franks withdrew its claims with respect to one of the patents and in July 2008, the Company filed a request with the USPTO for a reexamination of the other patent. In September 2008, the USPTO determined that a substantial new question of patentability has been raised by the request and ordered a reexamination of the patent. The trial is set for May 2009. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe ten different patents held by Weatherford. The TESCO technologies referred to in the claim include the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. The trial is set for May 2011. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the period from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at September 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

interest expense. During 2007 and the first nine months of 2008, the Company accrued an additional $0.2 million and $0.2 million, respectively, of interest expense for this claim. The Company continues to monitor the situation, and no material change occurred during the three months ended September 30, 2008.

In August 2008, the Company received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return. The Company disagrees with this claim and is currently litigating the matter. Due to considerable uncertainty regarding the ultimate outcome of this matter, the Company has not provided an accrual for this contingency.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At September 30, 2008 the total exposure to the Company under outstanding letters of credit was $8.3 million, of which $7.4 million was outstanding under the Company’s credit agreement and $0.9 million was outstanding with other lenders.

Note 7—Segment Information

Business Segments

The Company has organized its businesses into three segments: Top Drive, Casing Services and Research and Engineering. The Top Drive business consists of Top Drive sales, Top Drive rentals and after-market sales and service. The Casing Services business includes proprietary and conventional Tubular Services and CASING DRILLING. The Research and Engineering segment consists of the Company’s research and development activities related primarily to its proprietary technologies in Casing Services and Top Drive model development. These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office; the costs of these functions, together with other expense (income) and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Casing Services or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Casing Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented.

The Company incurs costs directly and indirectly associated with its revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of the Company’s revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, the Company allocated total indirect costs at a consolidated level based on a percentage of global revenues. Beginning in the first quarter of 2008, the Company was able to identify and capture, where appropriate, the specific operating segments in which it incurred its indirect costs at the business unit level. In addition, the Company reclassified certain CDS related product sales and cost of sales from the Top Drive segment to the Casing Services segment. Using this information, the Company has reclassified its prior year segment operating results to conform to the current year presentation. These reclassifications resulted in a net increase of $3.2 million and $6.8 million in operating income for the Top Drive segment and a corresponding net decrease of $3.2 million and $6.8 million for the Casing Services segment for the three and nine month periods ended September 30, 2007, respectively.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Significant financial information relating to these segments is as follows (in thousands):

	For the Three Months Ended September 30, 2008
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$91,121	$48,900	$—	$—	$140,021
Depreciation and amortization	2,239	5,622	19	557	8,437
Operating income (loss)	32,388	4,043	(2,560)	(8,471)	25,400

Other expense					1,376

Income before income taxes					$24,024

	For the Three Months Ended September 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$72,018	$41,872	$—	$—	$113,890
Depreciation and amortization	2,016	4,453	—	798	7,267
Operating income (loss)	18,883	(736)	(3,544)	(5,990)	8,613

Other income					(241)

Income before income taxes					$8,854

	For the Nine Months Ended September 30, 2008
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$252,852	$142,694	$—	$—	$395,546
Depreciation and amortization	6,136	16,577	84	1,679	24,476
Operating income (loss)	83,246	6,757	(8,140)	(23,045)	58,818

Other expense					3,941

Income before income taxes					$54,877

	For the Nine Months Ended September 30, 2007
	Top Drive	Casing Services	Research & Engineering	Corporate and Other	Total
Revenue	$211,455	$126,542	$—	$—	$337,997
Depreciation and amortization	5,357	12,772	—	1,992	20,121
Operating income (loss)	60,175	6,497	(8,539)	(22,945)	35,188

Other expense					1,538

Income before income taxes					$33,650

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	For the Three Months Ended September 30,
	2008	2007
United States	$72,636	$69,893
Canada	13,640	15,541
Asia Pacific	12,489	12,883
South America	15,979	8,674
Europe, Africa and Middle East	17,731	4,906
Mexico	7,546	1,993

Total	$140,021	$113,890

	For the Nine Months Ended September 30,
	2008	2007
United States	$203,786	$212,875
Canada	43,633	44,557
Asia Pacific	52,839	37,065
South America	41,021	24,127
Europe, Africa and Middle East	38,502	16,809
Mexico	15,765	2,564

Total	$395,546	$337,997

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

Business

We are a global leader in the design, manufacture and service of technology-based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas.

We organize our activities into three business segments: Top Drive, Casing Services and Research and Engineering, and our financial and operating data are presented consistent with that structure. The Top Drive business segment consists of Top Drive sales, Top Drive rentals and after-market sales and service. The Casing Services business segment includes CASING DRILLING and our proprietary and conventional Tubular Services. The Research and Engineering (“R&E”) segment consists of our research and development activities primarily related to our proprietary Casing Services technology and Top Drive model development.

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We offer our customers a range of top drive systems which we manufacture based on proprietary design and engineering. These top drives, which can be installed in mast configurations including land, offshore and workover rigs, are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We both sell this equipment to our customers and provide rental units on a day-rate basis. Additionally, we provide after-market sales and service to customers who own TESCO Top Drives.

Our Casing Services business segment includes a Tubular Services business which was previously referred to as the Casing Running business and CASING DRILLING.

•	Our Tubular Services business includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.

¡

Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology (“PCRS”), which uses certain components of our TESCO CASING DRILLING™ (“CASING DRILLING”) technology, in particular the Casing Drive System™ (“CDS”), and provides an efficient method for running casing and, if required, reaming the casing into the hole. Additionally, our proprietary Tubular Service business includes the installation service of deep water smart well completion equipment using our Multiple Control Line Running System™ (“MCLRS”), a proprietary and patented technology which improves the quality of the installation of high-end well completions. Prior to January 1, 2008, MCLRS and certain part sales and services were included with conventional services. Since MCLRS is a proprietary and patented technology, we now include this and related activity with our proprietary information. Accordingly, we have reclassified prior year revenues related to MCLRS from conventional to proprietary in the tables below.

¡	Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services,

connection testing services and power swivels for new well construction and in work-over and re-entry operations.

•

Our CASING DRILLING business is based on our proprietary CASING DRILLING technology, which uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of specialized drill pipe and drillstring components. The demonstrated benefits of using well casing to drill the well compared with conventional drilling include a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 and 2007

Our revenues, operating income and net income for the three months ended September 30, 2008 increased compared to the same period in 2007 primarily due to increased Top Drive product sales, higher after-market sales and service activity and increased activities in proprietary Casing Services and CASING DRILLING. Revenues, operating income and net income for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,				% Change
	2008		2007
		% of Revenue		% of Revenue
REVENUE
Top Drive
-Sales	$45,958		$29,164		58
-After-market sales and service	17,443		13,710		27
-Rental operations	27,720		29,144		(5)

Total Top Drive	91,121	65	72,018	63	27
Casing Services
-Conventional(1)	18,882		23,217		(19)
-Proprietary(1)	23,481		15,016		56
-CASING DRILLING	6,537		3,639		80

Total Casing Services	48,900	35	41,872	37	17

Total Revenue	$140,021	100	$113,890	100	23

OPERATING INCOME(2)
Top Drive	$32,388	36	$18,883	26	72
Casing Services	4,043	8	(736)	n/a	649
Research and Engineering	(2,560)	n/a	(3,544)	n/a	28
Corporate and Other	(8,471)	n/a	(5,990)	n/a	(41)

Total Operating Income	$25,400	18	$8,613	8	195

NET INCOME	$17,581	13	$10,839	10	62

(1)	At the end of 2007, we commenced the presentation of Tubular Services revenue according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS and certain part sales and services were included with conventional services. However, since these activities use proprietary and patented technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues of approximately $3.3 million related to these sales from conventional to proprietary to conform to our current year presentation.

(2)	We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total indirect costs at a consolidated level based on a percentage of global revenues. During the current year, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred indirect costs at the business unit level. In addition, we determined that certain CDS related product sales and cost of sales should have been included in the Casing Services segment. Using this information, we have reclassified our prior year segment operating results to conform to the current year presentation. These reclassifications resulted in a net increase of $3.2 million in operating income the Top Drive segment and a corresponding net decrease of $3.2 million in the Casing Services segment for the three months ended September 30, 2007.

Total revenues for the three months ended September 30, 2008 were $140.0 million, compared to $113.9 million in the same period in 2007, an increase of $26.1 million, or 23%. This increase is primarily due to increased activities in the Top Drive segment, particularly sales of Top Drive units and after-market sales and service and increased proprietary revenues and CASING DRILLING activity in the Casing Services segment.

Operating Income for the three months ended September 30, 2008 was $25.4 million, compared to $8.6 million in the three months ended September 30, 2007, an increase of $16.8 million or 195%. This increase is primarily attributable to a $13.5 million increase in the Top Drive Segment, a $4.7 million increase in operating income in the Casing services segment and lower research and engineering expenses, offset by higher corporate expenses.

Net Income for the three months ended September 30, 2008 was $17.6 million, compared to $10.8 million in the same period in 2007, an increase of $6.7 million or 62%. This increase is due primarily to increased operating income as discussed above and the comparative weakening of the Canadian dollar between the two periods, partially offset by an increase in our effective tax rate from a benefit of 22% in the third quarter of 2007 to a provision of 27% during the third quarter of 2008.

Top Drive Segment

Our Top Drive segment consists of Top Drive sales, after-market sales and service and Top Drive rental activities.

Revenues—Revenues for the three months ended September 30, 2008 increased $19.1 million compared to the same period in 2007, primarily driven by a $16.8 million increase in Top Drive sales and a $3.7 million increase in after-market sales and service, offset by a $1.4 million decrease in Top Drive rental operations.

Revenues from Top Drive sales increased $16.8 million to $46.0 million as compared to the same period in 2007, primarily due to a higher number of Top Drive units sold during the three months ended September 30, 2008. We sold 38 units (32 new and 6 used) during the three months ended September 30, 2008 as compared to the 25 units sold (23 new and 2 used) during the similar period in 2007. When Top Drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used Top Drive units during the three months ended September 30, 2008 and 2007 were $7.1 million and $2.7 million, respectively.

Revenues from after-market sales and service increased $3.7 million to $17.4 million as compared to 2007, primarily as a result of our continued efforts and focus on growing this business, and as a result of a larger installed base of our Top Drive units around the world. As we sell more Top Drive units, demand for our after-market parts and services has also increased.

Revenues from Top Drive rental activities decreased $1.4 million to $27.7 million during the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to a decrease in the number of rental operating days during the current year’s period. Our rental fleet worked 6,014 operating days during the three months ended September 30, 2008, down slightly from 6,137 operating days in the same period last year.

Operating Income—Top Drive operating income for the three months ended September 30, 2008 increased $13.5 million to $32.4 million compared to the same period in 2007. The increase in operating income during the current period is primarily due to the increased number of Top Drives sold during the current period, as discussed above, combined with increased margins on those sales. The average sales price for new Top Drive units sold during the quarter ended September 30, 2008 was approximately 6% higher than sales during the same period last year. Although the average sales price for used sales decreased slightly during the three months ended September 30, 2008 compared to the same period last year, margins increased 20% on used Top Drive sales due to a comparably lower carrying value of the used units sold. We also have improved operating income through the use of modularization, which involves outsourcing the assembly of certain component parts to lower-cost locations. In addition, Top Drive operating income was favorably affected by higher revenues and margins in our after-market sales and service business during the three months ended September 30, 2008 compared to the same period last year.

Outlook— As a result of the current global macro-economic picture, projection of future outlook is complicated. However, we believe top drive backlog is a leading indicator of how our business will be affected by changes in the global economy. As outlined above, our backlog continued to increase through the third quarter. However, we expect a slower order rate in the fourth quarter and into 2009. Based on our current backlog, we believe that revenues associated with the sales of new Top Drive units during the last quarter of 2008 will be similar to each of the first three quarters. Over the last three years, our average revenue per Top Drive unit sale has increased due to a shift in market demand to larger, more complex units. However, we have very recently seen an increase in the demand for smaller Top Drive units typically required for fast–moving new build rigs. The increase in demand for particular models in Top Drive sales is also reflected in the demand in our Top Drive rental business. Therefore, we are revitalizing our Top Drive rental fleet by selling some of our older used units and replacing them with newer, higher performance models. We are monitoring the size of our rental fleet to maintain optimal utilization. We intend to manage our fleet revitalization program such that disruptions to our rental operations are minimized. During the three months ended September 30, 2008, we added 7 new Top Drive units to our rental fleet and sold 6 units to customers. At September 30, 2008, we had 119 units in our rental fleet, up from 118 units as of June 30, 2008.

Demand for our Top Drive after-market sales and services has grown due to the increased number of Top Drive units sold to customers. We expect these revenues to continue to increase as our third-party installed base expands around the globe.

We had a third-party backlog of 77 Top Drive units as of September 30, 2008 compared to a third-party backlog of 52 units as of June 30, 2008. We have increased our manufacturing capacity to 10-14 units per month to meet our customer demand for new Top Drive units, as well as demand for after-market sales and our plans to revitalize our rental fleet. We believe that our Top Drive business needs to maintain manufacturing inventory of two quarters of production to allow us to effectively manage our supply chain and workforce while limiting our exposure in the event that the sales market softens. We also maintain some inventory of long lead-time items and semi-finished goods in excess of this two quarter production window to support our after-market business and for our manufacturing operations. During 2007, we installed a new inventory planning and purchasing system at our manufacturing plant to help us manage our inventory levels and reduce our manufacturing lead times. We continue to focus on lowering our manufacturing costs through better international sourcing and finding ways to minimize the impact of the fluctuations in the value of the US dollar on our sales margins.

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING.

Revenues—Revenues for the three months ended September 30, 2008 increased $7.0 million, or 17%, to $48.9 million as compared to the same period in 2007. This was primarily due to an $8.5 million increase in our proprietary tubular services business and a $2.9 million increase in CASING DRILLING revenues, partially offset by a $4.3 million decrease in our conventional tubular service business. The increase in our proprietary revenues is associated with a 97% increase in our proprietary casing running services and a $0.4 million increase in CDS parts sales, partially offset by a decrease in MCLRS revenues from $2.7 million to $0.5 million for the three months ended September 30, 2008 compared to the same period last year. The decrease in MCLRS revenues was due to a reduction in the number of MCLRS projects that were in progress during the three months ended September 30, 2008, particularly in the U.S. Gulf of Mexico. Revenues for CASING DRILLING increased by $2.9 million, or 80%, to $6.5 million for the three months ended September 30, 2008 compared to $3.6 million in the same period last year. The increase in CASING DRILLING revenues was primarily due to increased demand for our services and higher revenues per project due to the drilling of more difficult wells. Revenues for the three months ended September 30, 2008 associated with our conventional tubular service business decreased $4.3 million, or 19%, compared to the same period in 2007 due to our shift in job focus from conventional to proprietary services and $0.9 million in lost revenues due to Hurricanes Gustav and Ike during the current period.

Operating Income—Casing Services’ operating income for the three months ended September 30, 2008 increased $4.7 million to income of $4.0 million compared to a loss of $0.7 million for the same period in 2007. This increase was primarily due to increased activity in our proprietary casing running business and increased margins for both conventional tubular services and CASING DRILLING. During the three months ended September 30, 2007, we recognized a loss in Casing Services due to increased labor costs and a build-up of resource costs associated with delivering our CASING DRILLING services throughout the world.

Outlook— We expect our CDS proprietary casing running business to continue to increase in 2008 and 2009 compared to 2007 due to increased customer demand. We expect our conventional activity to remain at a level consistent with 2007. We continue to address the cost structure of our North American Tubular Services business by optimizing personnel and assets in operating areas that provide the highest returns. Additionally, we continue to expand our Tubular Services activities in certain international locations. However, our casing services margins are negatively impacted by competition for the retention and recruitment of experienced personnel and in our limited ability to increase prices to offset cost inflation. With respect to our CASING DRILLING business, we continue to invest in this business and believe that activity levels in this area should continue to increase in 2008 compared to 2007. During 2007, we incurred a substantial expense to build our resource base to expand our CASING DRILLING business, and we believe that these investments will continue to yield growth in our CASING DRILLING revenues in 2008 and beyond.

Research and Engineering Segment

R&E’s operating loss consists of our activities related to the research and development of our proprietary technologies in Casing Services and Top Drive models. The R&E operating loss was $2.6 million for the three months ended September 30, 2008, compared to a loss of $3.5 million from the same period in 2007. The $0.9 million decrease in the loss was primarily due to expenses incurred to develop a prototype unit of a new generation of Top Drive units during the three months ended September 30, 2007.

Corporate and Other Expenses

Corporate and Other primarily consists of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended September 30, 2008 increased $2.5 million to a $8.5 million loss compared to a loss of $6.0 million the same period in 2007. This increase is primarily due to a $1.5 million increase in bonus accruals based on the company’s improved financial performance, a $0.5 million increase in salaries and a $0.3 million increase in advertising and marketing expenses from the same period in 2007.

Net Income

Net income for the three months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,
	2008		2007
		% of revenue		% of revenue
Operating Income	$25,400	18	$8,613	8
Interest expense	1,098	1	1,122	1
Interest income	(45)	—	(709)	—
Foreign exchange losses	422	—	523	—
Other income	(99)	—	(1,177)	(1)
Income taxes	6,443	4	(1,985)	2

Net Income	$17,581	13	$10,839	10

Interest Expense—Interest expense for the three months ended September 30, 2008 was relatively flat compared to the same period in 2007. During the three months ended September 30, 2008, average daily debt balances were $62.1 million, approximately $22.0 million higher than the same period last year. This increase was partially offset by a 242-basis point decrease in the weighted average interest rate during the current year due to market conditions, resulting in lower interest expense during the current year period.

Interest Income—Interest income for the three months ended September 30, 2008 decreased $0.7 million compared to the same period in 2007, primarily due to interest received on a Mexico tax deposit during the three months ended September 30, 2007.

Foreign Exchange Losses—Foreign exchange losses decreased $0.1 million to a loss of $0.4 million primarily due to the comparative strengthening of the US dollar between the two periods. We were not party to any foreign currency forward contracts during the three months ended September 30, 2008 or 2007.

Other Income—Other income for the three months ended September 30, 2008 decreased $1.1 million to $0.1 million as compared to the same period in 2007, primarily due to the reversal of $1.4 million in accrued interest and penalties related to the favorable resolution of a Mexico tax claim during the three months ended September 30, 2007 (see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

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

Our effective tax rate for the three months ended September 30, 2008 was a provision of 27% compared to a benefit of 22% for the same period in 2007. The tax benefit recorded for the three months ended September 30, 2007 reflects the cumulative effect of a reversal of the valuation allowances recorded in 2006 on foreign tax credits, the recognition of a benefit for research and development credits related to 2005 and 2006, the recognition of a benefit related to the favorable resolution of a tax claim in Mexico, and the recognition of a benefit as a result of filing the our U.S. income tax returns in September 2007. Our effective tax rate for the nine months ended September 30, 2008 was 25% compared to 24% for the same period in 2007. The effective tax rates for the three and nine months ended September 30, 2008 are lower than the Canadian statutory tax rate due to earnings generated in jurisdictions with statutory tax rates that are lower than the Canadian statutory tax rate and the effects of certain legal entity restructurings.

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

For the Nine Months Ended September 30, 2008 and 2007

Our revenues, operating income and net income for the nine months ended September 30, 2008 increased compared to the same period in 2007 primarily due to increased Top Drive product sales, after-market sales and service and increased Proprietary Tubular Service and CASING DRILLING activities. Revenues, operating income and net income for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,				% Change
	2008		2007
		% of Revenue		% of Revenue
REVENUE
Top Drive
-Sales	$121,037		$93,738		29
-After-market sales and service	49,614		36,375		36
-Rental operations	82,201		81,342		1

Total Top Drive	252,852	64	211,455	63	20
Casing Services
-Conventional(1)	62,582		66,702		(6)
-Proprietary(1)	59,419		51,579		15
-CASING DRILLING	20,693		8,261		150

Total Casing Services	142,694	36	126,542	37	13

Total Revenue	$395,546	100	$337,997	100	17

OPERATING INCOME(2)
Top Drive	$83,246	33	$60,175	28	38
Casing Services	6,757	5	6,497	5	4
Research and Engineering	(8,140)	n/a	(8,539)	n/a	(5)
Corporate and Other	(23,045)	n/a	(22,945)	n/a	—

Total Operating Income	$58,818	15	$35,188	10	67

NET INCOME	$40,938	10	$25,713	8	59

(1)	At the end of 2007, we commenced the presentation of Tubular Services revenue according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS and certain parts sales and services were included with conventional services. However, since these activities use proprietary and patented technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues of approximately $12.6 million related to these activities from conventional to proprietary to conform to our current year presentation.

(2)

We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Indirect costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total indirect costs at a consolidated level based on a percentage of global revenues. During the current year, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred indirect costs at the business unit level. In addition, we determined that certain CDS related product sales and cost of sales should have been included in the Casing Services segment. Using this information, we have reclassified our prior year segment operating results to conform to the current year presentation. These reclassifications resulted in a net increase of $6.8 million in operating income the Top Drive segment and a corresponding net decrease of $6.8 million in the Casing Services segment for the nine months ended September 30, 2007.

Total revenues for the nine months ended September 30, 2008 were $395.5 million, compared to $338.0 million in the first nine months of 2007, an increase of $57.5 million, or 17%. This increase is primarily due to increased activities in the Top Drive segment, particularly Top Drive sales and after-market sales and service, and increased CASING DRILLING activity in the Casing Services segment.

Operating Income for the nine months ended September 30, 2008 was $58.8 million, compared to $35.2 million in the first nine months of 2007, an increase of $23.6 million, or 67%. This increase is primarily attributable to a $23.1 million increase in Top Drive operating income and a $0.3 million increase in Casing Services operating income.

Net Income for the nine months ended September 30, 2008 was $40.9 million, compared to $25.7 million in the first nine months of 2007, an increase of $15.2 million, or 59%. This increase is due primarily to increased operating income partially offset by increased net interest expense, as discussed in more detail below.

Top Drive Segment

Our Top Drive segment consists of Top Drive sales, after-market sales and service and Top Drive rental activities.

Revenues—Revenues for the nine months ended September 30, 2008 increased $41.4 million compared to the same period in 2007 primarily driven by a $27.3 million increase in Top Drive sales, a $13.2 million increase in after-market sales and service and a $0.9 million increase in Top Drive rental operations.

Revenues from Top Drive sales increased $27.3 million to $121.0 million as compared to the same period in 2007, primarily due to a higher number of sales and higher average sales prices for the 99 units sold (81 new and 18 used) during the nine months ended September 30, 2008 as compared to the 93 units sold (82 new and 11 used) during the similar period in 2007. When Top Drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units during the nine months ended September 30, 2008 and 2007 were $19.0 million and $10.8 million, respectively.

Revenues from after-market sales and service increased $13.2 million to $49.6 million as compared to 2007, primarily as a result of our continued efforts and focus on growing this business, and as a result of a larger installed base of our Top Drive units around the world. As we sell more Top Drive units, demand for our after-market parts and services has also increased.

Revenues from Top Drive rental activities increased $0.9 million to $82.2 million during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to an increase in the size of our rental fleet. Our rental fleet worked approximately 17,363 operating days during the nine months ended September 30, 2008, an increase from 17,111 operating days in the same period last year.

Operating Income—Operating Income for the nine months ended September 30, 2008 increased $23.1 million to $83.2 million compared to the same period in 2007. The increase in operating income during the current period is primarily due to the increased number of Top Drives sold during the current period, as discussed above, combined with increased margins on those sales. The average sales price for new Top Drive units sold during the nine months ended September 30, 2008 was approximately 25% higher than sales during the same period last year, primarily due to a change in the product mix to the sale of more larger, more complex units during the current period. The average sales price for used units sold was 7% higher during the three months ended September 30, 2008 compared to the same period last year. We also have improved operating income through the use of modularization, which involves outsourcing the assembly of certain component parts to lower-cost locations. In addition, Top Drive operating income was favorably affected by higher revenues and margins in our after-market sales and service business during the nine months ended September 30, 2008 compared to the same period last year.

Casing Services Segment

Our Casing Services segment includes Tubular Services and CASING DRILLING.

Revenues—Revenues for the nine months ended September 30, 2008 increased $16.2 million, or 13%, to $142.7 million as compared to the same period in 2007. CASING DRILLING revenues increased 150% to $20.7 million for the nine months ended September 30, 2008 compared to $8.3 million in the same period last year. The increase in CASING DRILLING was primarily due to increased international demand for our services. Revenues for the nine months ended September 30, 2008 associated with our proprietary tubular services business increased $7.8 million, or 15%, as compared to the same period in 2007, primarily due to a 20.8 million, or 72%, increase in demand for our proprietary casing running services, partially offset by a $6.9 million decrease in the sale of CDS units and a $5.4 million decrease in MCLRS revenues during the nine months ended September 30, 2008 compared to the same period last year. Revenues from CDS sales decreased from $11.3 million to $4.4 million for the nine months ended September 30, 2008 due to a decline in customer demand as a result of the timing of their rig construction. MCLRS revenues decreased from $11.3 million to $5.9 million for the nine months ended September 30, 2008, compared to the same period in 2007. The decrease in MCLRS revenues was due to a decrease in the number of MCLRS projects in the U.S. Gulf of Mexico. Revenues for the nine months ended September 30, 2008 associated with our conventional Tubular Service business decreased 6% as compared to the same period in 2007 primarily due to our shift in focus to proprietary project work.

Operating Income—Casing Services’ operating income for the nine months ended September 30, 2008 increased $0.3 million to $6.8 million compared to same period in 2007. This increase was primarily due to improved margins in our proprietary Tubular Services business as a result of several cost-cutting initiatives underway and increased activity in CASING DRILLING.

Research and Engineering Segment

R&E’s operating loss consists of our activities related to the research and development of our proprietary technologies in Casing Services and Top Drive models and was $8.1 million for the nine months ended September 30, 2008, a decrease of $0.4 million from the same period in 2007. This decrease was primarily due to an increase in R&E expenses during 2007 related to field trials of our Casing services and CASING DRILLING technologies and development costs associated with a new generation of Top Drive units.

Corporate and Other Expenses

Corporate and Other primarily consists of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the nine months ended September 30, 2008 increased $0.1 million to a $23.0 million loss compared to a loss of $23.0 million during the same period in 2007. As a percentage of total revenues, Corporate and Other expenses declined from 7% during the nine months ended September 30, 2007 to 6% during the nine months ended September 30, 2008.

Net Income

Net income for the nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Nine Months Ended September 30,
	2008		2007
		% of revenue		% of revenue
Operating Income	$58,818	15	$35,188	10
Interest expense	3,552	1	2,769	1
Interest income	(306)	—	(1,058)	—
Foreign exchange losses	748	—	1,044	—
Other income	(53)	—	(1,217)	—
Income taxes	13,939	3	7,937	3

Net Income	$40,938	10	$25,713	6

Interest Expense—Interest expense for the nine months ended September 30, 2008 increased $0.8 million primarily related to higher average debt levels during the period compared to the same period in 2007. During the nine months ended September 30, 2008, average daily debt balances were $50.4 million, approximately $14.9 million higher than the same period last year. This resulted in higher interest expense during the current year period, partially offset by a 219-basis point decrease in the weighted average interest rate during the current year due to market conditions.

Interest Income—Interest income for the nine months ended September 30, 2008 decreased $0.8 million, primarily due to interest received on a Mexico tax deposit during the three months ended September 30, 2007.

Foreign Exchange Losses—Foreign exchange losses decreased to $0.3 million from $1.0 million last year primarily due to the comparative weakening of the Canadian dollar between the two periods and a $0.8 million loss on settling certain foreign currency contracts during the nine months ended September 30, 2008. During the year ended December 31, 2007, we entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the nine months ended September 30, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 foreign monthly currency forward contracts that we subsequently terminated during the second quarter of 2008, recognizing a loss from inception of $0.2 million. We were not party to foreign currency forward contracts during the nine months ended September 30, 2007 or as of September 30, 2008. For further discussion regarding our foreign exchange losses, please see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Other Income—Other income for the nine months ended September 30, 2008 was $0.1 million compared to $1.2 million for the same period in 2007, a decrease of $1.1 million. The decrease is primarily related to the 2007 period including the reversal of $1.4 million in accrued interest and penalties related to the favorable resolution of a Mexico tax claim (see Note 5 to the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements (Unaudited)” above).

Income Taxes—Our effective tax rate for nine months ended September 30, 2008 was 25% compared to 24% for the same period in 2007. The effective tax rates for the nine months ended September 30, 2008 are lower than the Canadian statutory tax rate due to earnings generated in jurisdictions with statutory tax rates that are lower than the Canadian statutory tax rate and the effects of certain legal entity restructurings.

Recent Quarterly Trends

Revenues for the three months ended September 30, 2008 were $140.0 million, compared to $126.2 million for the three months ended June 30, 2008, an increase of $13.8 million, or 11%. This increase is primarily comprised of an increase of $11.0 million in the Top Drive segment and $2.8 million in the Casing Services Segment. The increase in the Top Drive segment is primarily the result of the sale of 38 units during the three months ended September 30, 2008 as compared to 30 units during the three months ended June 30, 2008. The increase in Casing Services revenues was primarily due to a 29% increase in proprietary tubular services revenues related to increased international demand, the recovery of activities in Canada after the spring breakup experienced during the three months ended June 30, 2008 and an increase in proprietary equipment sales in North America, offset by an 80% decrease in MCLRS activities in North America and a 16% decrease in our CASING DRILLING revenues due to the timing of projects in progress. Casing Services revenues for the three months ended September 30, 2008 experienced an estimated $0.9 million negative impact as a result of Hurricanes Gustav and Ike.

Operating Income for the three months ended September 30, 2008 was $25.4 million, an increase of $8.4 million from the three months ended June 30, 2008. This increase was due to a $5.6 million increase in the Top Drive segment and a $4.5 million increase in the Casing Services segment, partially offset by a $1.9 million increase in the operating loss for Corporate and Other. The increase in Top Drive operating income of $5.6 million, or 21%, is primarily due to a higher number of Top Drive units sold in the current quarter as discussed above. The increase in the Casing Services operating income of $4.5 million from a loss of $0.4 million in the previous quarter is primarily due to an increase in the number of proprietary jobs performed in the current period, recovery of activity in Canada and improved margins in our CASING DRILLING business. The second quarter also included startup costs for two projects in Mexico and the Asia Pacific region.

Net Income for the three months ended September 30, 2008 was $17.6 million, compared to $12.7 million for the three months ended June 30, 2008, an increase of $4.9 million, or 39%, primarily due to the increased operating income discussed above, partially offset by a foreign exchange loss of $0.4 million recognized during the quarter ended September 30, 2008 as compared to a foreign exchange gain of $1.4 million in the previous quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position at September 30, 2008 and December 31, 2007 was as follows (in thousands):

	September 30, 2008	December 31, 2007
Cash	$7,925	$23,072
Current portion of long term debt	(9,991)	(9,991)
Long term debt	(43,525)	(70,803)

Net Debt	$(45,591)	$(57,722)

The decrease in Net Debt during the nine months ended September 30, 2008 was primarily the result of using cash available at December 31, 2007 to fund our capital expenditures and to decrease our outstanding debt by $27.3 million. We have reported Net Debt because we regularly review Net Debt as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement.

On December 21, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $20.0 million as of December 31, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the

Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of September 30, 2008, we had $7.4 million in letters of credit outstanding under our credit agreement and $81.5 million available under the Revolver.

Outstanding borrowings under our revolving credit facility were $41.0 million and our outstanding balance on our term loan was $12.5 million as of September 30, 2008. During the three months ended September 30, 2008, we used cash provided by operating activities to reduce our outstanding borrowings by $23.5 million and made no additional borrowings. Our credit facility is maintained by a syndicate of seven banks, of which none have indicated any insolvency issues to us. Regarding any funds held by third party depository institutions, security of the principal of funds is our primary focus followed by return yield on those funds. We monitor these amounts and the third party depositories on a periodic basis and we diversify our cash among counterparties to minimize exposure to any one entity.

Our investment in working capital, excluding cash and short term debt, has increased $11.6 million to $160.9 million at September 30, 2008 from $149.3 million at December 31, 2007. The increase during the nine months ended September 30, 2008 was primarily attributable to an increase in accounts receivable resulting from revenue growth and a decrease in accounts payable. At September 30, 2008, we had a third-party Top Drive manufacturing backlog of 77 units compared to a backlog of 38 units at December 31, 2007.

During 2007, we installed a new inventory planning and purchasing system at our manufacturing plant to help us manage our inventory levels and reduce our manufacturing lead times. As a result, inventory levels are substantially unchanged at September 30, 2008 compared with December 31, 2007. Although we have increased our manufacturing capacity to 10-14 top drives per month, unit sales backlog has increased from 38 units at December 31, 2007 to 77 units at September 30, 2008 and parts sales demand for our top drive after-market sales and service business has grown substantially. We anticipate that our working capital requirements, excluding cash and debt, will not increase materially during the remainder of 2008.

Following is the calculation of working capital, excluding cash and debt, as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Current Assets	$252,650	$253,185
Current Liabilities	(93,830)	(90,775)

Working Capital	158,820	162,410
Less:
Cash and Cash Equivalents	(7,925)	(23,072)
Current Portion of Long Term Debt	9,991	9,991

Working Capital, Excluding Cash and Short Term Debt	$160,886	$149,329

During the nine months ended September 30, 2008, our capital expenditures were $57.7 million compared to $37.7 million during the nine months ended September 30, 2007, primarily due to additions to our Top Drive rental fleet and Casing Services equipment. We project our capital expenditures for 2008 to be approximately $80 to $90 million. The planned increase from our 2007 capital spending levels of $65 million is directly related to our fleet revitalization program by selling certain rental units from the fleet and replacing them with newer models. We intend to fund our fleet revitalization program with proceeds from the sale of used rental units.

During the nine months ended September 30, 2008, cash provided by operating activities was $39.2 million compared to $2.1 million in the same period in 2007, primarily due to increased earnings, a $2.4 million increase in non-cash expenses and a year-over-year decrease in our investment in working capital. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

We are also monitoring the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2008 and December 31, 2007, we had no off balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

The preparation and presentation of our financial statements requires us to make estimates that significantly affect the results of operations and financial position reflected in the financial statements. In making these estimates, we apply accounting policies and principles that we believe will provide the most meaningful and reliable financial reporting. We consider the most significant of these accounting policies to be as follows:

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

Deferred Revenues—We generally require customers to pay a non-refundable deposit for a portion of the sales price for Top Drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS 141R is effective January 1, 2009 for certain income tax effects of prior acquisitions. We are currently evaluating the potential impact of this statement. It is not expected to have a material impact to our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 for our financial assets and liabilities and those items for which we have recognized or disclosed on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on our financial position and results of operations. As provided by FSP No. 157-2, we have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities and are currently evaluating the impact, if any, that this statement will have on our financial statements as it relates to our non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis. In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not affect our results of operations or financial condition as of and for the periods ended September 30, 2008 as we held no investments in marketable securities during the three months ended September 30, 2008.

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

As of December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the nine months ended September 30, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. We subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million. We were not a party to any derivative financial instruments as of September 30, 2008 or 2007.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to our credit facility at September 30, 2008 of $41.0 million is estimated to be approximately equal to the carrying value because the interest rate on borrowings under our credit facility is adjustable on a short-term basis based on the prime rate or LIBOR. We also have long-term debt in the form of a term loan. The fair value of our term loan debt at September 30, 2008 of $12.5 million is estimated to be approximately equal to the carrying value due to its proximate 2009 maturity date. A one percent change in interest rates would increase or decrease interest expense $0.5 million annually based on amounts outstanding at September 30, 2008.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks. The recent volatility in the capital and credit markets could have a significant impact on our industry and us directly. Please see “Item 1A. Risk Factors” below for further discussion of these recent risks.

ITEM 4.	CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis. Please see Part I, Item 3—“Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a summary of our ongoing legal proceedings.

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our Casing Drive System™ (“CDS”) infringes certain of Varco’s U.S. patents. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2008, the USPTO issued an Action Closing Prosecution, agreeing with us and rejecting all of the Varco patent claims that we had contested. Varco will have the right to appeal this decision. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that the Company’s Casing Drive System infringes two patents held by Franks. The Company filed a response denying Franks allegation that the CDS is infringing their patents and has asserted the invalidity of their patents. In May 2008, Franks withdrew its claims with respect to one of the patents and in July 2008, the Company filed a request with the USPTO for a reexamination of the other patent. In September 2008, the USPTO determined that a substantial new question of patentability has been raised by the request and ordered a reexamination of the patent. The trial is set for May 2009. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against the Company in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe ten different patents held by Weatherford. The TESCO technologies referred to in the claim include the CDS, the CASING DRILLING™ system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. The trial is set for May 2011. The outcome and amounts of any future financial impacts from this litigation are not determinable at this time.

In August 2008, the Company received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return. The Company disagrees with this claim and is currently litigating the matter. Due to considerable uncertainty regarding the ultimate outcome of this matter, the Company has not provided an accrual for this contingency.

We do not believe that any such proceedings currently underway against us, either individually or in the aggregate, will have a material adverse effect on the our consolidated financial position, results of operations or cash flows. However, there can be no assurances as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenue, cash flows and earnings, and our ability to access financing.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our existing credit facility, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may be limited on terms acceptable to us or at all.

Our customers may also reduce their drilling activity as a result of the current crisis in the global credit market. Companies that planned to finance exploration or development projects through the capital markets may be forced to curtail, reduce, postpone or delay drilling activity, and also may experience an inability to pay suppliers, including us. Such reductions or delays could negatively impact our revenues, cash flows and earnings.

The deteriorating global economic environment may impact industry fundamentals, and the potential decrease in demand for drilling rigs could cause the oil and gas industry to cycle into a downturn. Such a condition could have a material adverse impact on our business.

A deterioration in the global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower oil and natural gas prices and may impact the economics of planned drilling projects, resulting in curtailment, reduction, delay or postponement for an indeterminate period of time. Such a downturn could materially affect the demand for sales or rentals of our Top Drive units and for our casing services.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to exhibit filed with Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	Employment Agreement dated as of August 18, 2008 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 5, 2008.)

10.2*	Employment Agreement dated as of August 18, 2008 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2008.)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: November 5, 2008

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to exhibit filed with Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	Employment Agreement dated as of August 18, 2008 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 5, 2008.)

10.2*	Employment Agreement dated as of August 18, 2008 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2008.)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation