Form 10-K
period 2008-12-31
TESCO CORP
filed 2009-02-27
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-28778

Tesco Corporation

(Exact name of registrant as specified in its charter)

Alberta	76-0419312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3993 West Sam Houston Parkway North Suite 100 Houston, Texas	77043-1221
(Address of Principal Executive Offices)	(Zip Code)

713-359-7000

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares, without par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $858,682,638. This figure is estimated as of June 30, 2008, at which date the closing price of the registrant’s shares on the Nasdaq Global Market was $31.95 per share.

Number of shares of Common Stock outstanding as of February 23, 2009: 37,520,308

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: Proxy Statement for 2009 Annual Meeting of Stockholders—Part III

i

PART I

ITEM 1.	BUSINESS.

Background

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System (“CDS™” or “CDS”) and TESCO’s Multiple Control Line Running System (“MCLRS™” or “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

TESCO was created on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation. The amalgamated corporation continued under the name Tesco Corporation, which is organized under the laws of Alberta; Canada. Unless the context indicates otherwise, a reference in this Form 10-K to “TESCO”, “the Company”, “we” or “us” includes Tesco Corporation and its subsidiaries.

Our principal executive offices are located at 3993 West Sam Houston Parkway North, Suite 100, Houston, Texas 77043; our telephone number is (713) 359-7000; and our Internet website address is www.tescocorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed in the United States (“U.S.”) with the U.S. Securities and Exchange Commission (“SEC”) and in Canada on the System for Electronic Document Analysis and Retrieval (“SEDAR”). Our Code of Conduct Policy is also posted on our website. Our common stock is traded on the Nasdaq Global Market under the symbol “TESO.” Until June 30, 2008, TESCO’s common stock was also traded on the Toronto Stock Exchange (“TSX”) under the symbol “TEO.” Effective June 30, 2008, we voluntarily delisted our shares from the TSX.

Reporting

By the end of 2006, we determined that we no longer qualified for foreign private issuer status related to periodic reporting of our financial results with the SEC. As a result, we were required to prepare and file our Annual Report on Form 10-K reporting our annual results for the year ended December 31, 2006 and file quarterly reports on Form 10-Q for our quarterly results thereafter. Also, at December 31, 2006, we began reporting our results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Through December 31, 2007, we filed our financial statements with a reconciliation of our financial statements under U.S. GAAP to Canadian generally accepted accounting principles. This reconciliation is not included in the financial statements for the year ended December 31, 2008, as it is no longer required by Canada’s National Instrument 52-102, “Continuous Disclosure Obligations.” Although we are a U.S. registrant with the SEC, we are still organized under the laws of Alberta and are therefore subject to the Business Corporation Act (Alberta). We are also a reporting issuer (or the equivalent) in each of the provinces of Canada and are subject to securities legislation in each of those jurisdictions.

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

Changing the reporting currency affects the presentation in our Consolidated Financial Statements, but not the underlying accounting records, which are maintained in the functional currency of our business units. The functional currency for our Canadian operations is the Canadian dollar; however the U.S. dollar became the functional currency in all other regions, effective January 1, 2006. The financial results for our Canadian operations have been translated into U.S. dollars as described in Note 2 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Segments

Our four business segments are: Top Drive, Tubular Services, CASING DRILLING and Research and Engineering. Historically, the Company organized its activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, we determined that the CASING DRILLING segment no longer met the criteria which allowed it to be aggregated with the Tubular Services segment and therefore changed the presentation of its Tubular Services activities and CASING DRILLING activities into two separate segments and the financial and operating data for the years ended December 31, 2006 through 2008 have been recast to be presented consistently with this structure.

The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology. The Research and Engineering (“R&E”) segment is comprised of our research and development activities related to our proprietary Tubular Services, CASING DRILLING technology and Top Drive model development. For financial information regarding each segment, including revenues from external customers and a measure of profit or loss, refer to Part II, Item 7 of this Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operation).

For segment operating results and geographic information, see Note 12 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Top Drive Segment

Our Top Drive segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide rental top drives on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.

We offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 650 tons. With each top drive we sell, we offer the services of top drive technicians who provide customers with training, installation and support services. In response to market demand and requests from a specific client, in 2006 we commercialized a new alternating current (“AC”) electric top drive model, the EMI400, available with 150 and 250 ton load path configurations. A growing need for high performance, compact electric top drives installed on late-generation automated drilling rigs provided significant opportunity for the EMI machine. The EMI machine utilizes more standard commercial AC induction drive technology, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base.

In further response to market demand we developed two new compact top drive drilling systems: the hydraulic HXI system and the AC electric EXI system. We developed the HXI machine to meet demands from both our third party, largely drilling contractor client base and our rental fleet needs. The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance at the quill. The HXI machine has a load path rating of 250 tons and has a 700 horsepower self-contained diesel driven hydraulic power unit. The EXI system is a completely new design and offers a full suite of operational features. We developed the EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 tons, generates 600 horsepower at the quill and uses commercial AC induction drive technology, allowing for ease in rig interface and permitting the selection of components from a broad range of power electronics providers. We first commercialized the EXI and HXI machines in 2007 and they are now part of our standard global products offering.

During 2008, we commenced a revitalization project of our rental top drive fleet. We added 34 new HXI machines to our fleet during the year, in addition to selling them to our traditional customer base. We continue to offer the EXI system as a sale item only.

We also provide rental top drives on a day-rate basis for land and offshore drilling rigs, offering a range of systems that can be installed in practically any mast configuration, including workover rigs. Our rental fleet is composed principally of hydraulically powered top drive systems, with power ratings of 460 to 1,205 horsepower and load path ratings of 150 to 650 tons, each equipped with its own independent diesel engine driven hydraulic power unit. This unique combination permits a high level of portability and installation flexibility. Additionally, we have introduced our ECI top drive systems as a rental offering in the Western Europe/North Sea market.

Our top drive rental fleet is deployed strategically around the world to be available to customers on a timely basis. Top drive rental revenue from our customers was $112.0 million in 2008, $109.7 million in 2007 and $101.9 million in 2006. The geographic distribution of the 126-unit fleet at December 31, 2008 included the following regions (in order of the size of our rental fleet in each region): the United States, South America, Mexico, Asia Pacific, Canada, Russia and the Middle East. We expect international demand for our rental top drives to sustain better than U.S. demand in the near term. Thus, we may shift the location of our fleet units during 2009 to meet market demand, and will do so in a manner that minimizes disruptions to our rental operations.

We also provide top drive after-market sales and support to our customers on an ongoing basis and maintain regional stocks of high-demand parts, as well as trained field and shop service personnel to support both our own rental units and units owned by our customers.

Tubular Services Segment

Our Tubular Services business segment includes a substantial suite of proprietary offerings, as well as conventional casing and tubing running services. We offer our tubular services under the brand name Azimuth Tubular Services. Casing is steel pipe that is installed in the well bore of oil, gas or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well. Most operators and drilling contractors install casing using specialized service companies, like ours, who use specialized equipment and personnel trained for this purpose. Wells can have from 2 to 10 casing strings installed of various sizes.

We have expanded our presence in the tubular services market over the past several years. The first was the development of our proprietary technology, primarily Proprietary Casing Running Service (“PCRS”), which uses certain components of our CASING DRILLING technology, in particular the Casing Drive System (“CDS”), to provide a safer and more automated method for running casing and, if required, reaming the casing into the hole. The CDS is a tool which facilitates running and reaming casing into a well bore on any rig equipped with a top drive. PCRS can be used with any top drive and offers improved safety and efficiency over traditional methods by eliminating operations that are associated with high risk of personal injury. PCRS also increases the likelihood that the casing can be run to casing point on the first attempt, offers the ability to simultaneously rotate, reciprocate and circulate the casing string as required, and requires fewer people on the rig for casing running operations. PCRS was initially launched in Canada in 2002, and has since expanded into our other regional markets.

These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications. We also offer installation service of deep water smart well completion equipment using our MCLRS (Multiple Control Line Running System) proprietary and patented technology. We believe this technology substantially improves the quality of the installation of high-end well completions.

During the second half of 2007, we acquired four businesses that provide conventional casing running and tubular services. One of these businesses was based in Colorado and serviced the Rockies region, including the Piceance basin, and the remaining three businesses were based in Alberta, Canada and serviced the northwest Alberta and northeast British Columbia regions. The combined purchase price of these acquisitions was approximately $21.5 million. All of these acquisitions were funded by draws under our revolving credit facility. These acquisitions expand and strengthen our position in these growing regions and provide expansion opportunities for our tubular service offerings. For a description of these acquisitions, see Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

CASING DRILLING Segment

Effective December 31, 2008, we began reporting our CASING DRILLING operations as a distinct operating segment. CASING DRILLING is a revolutionary method for drilling wells which allows them to be drilled with conventional oilwell casing, but in a manner that reduces both drilling time and the chance of unscheduled drilling events. CASING DRILLING also minimizes the use of conventional drill pipe and drill collars and the problems associated with their use.

In conventional drilling, the entire string of drill pipe must be removed from the hole each time a drill bit or item of downhole equipment must be replaced. To “trip” or remove and reconnect the drill pipe is a time-consuming process which leaves the hole exposed to a variety of potential well bore integrity problems. With CASING DRILLING, the well is not drilled with drill pipe; instead, it is drilled with the same standard oilwell casing that is normally inserted in the hole after completion of conventional drilling. The CASING DRILLING bottomhole assembly, comprising the drill bit and other downhole tools, such as drilling motors, rotary steerable drilling systems, measurement-while-drilling equipment and logging-while-drilling apparatus, are lowered on wireline, drill pipe or a tubing string inside the casing and latched to the bottom joint of casing, retaining the ability to maintain the circulation of drilling fluid at all times. In certain applications, the CASING DRILLING bottomhole assembly can be conveyed into the wellbore by use of the rig’s mud pumps. Tools are recovered in a similar fashion, by use of wireline, or alternatively drill pipe or a tubing string. Since the casing remains on bottom in the well at all times, wellbore integrity is preserved, and the risk of a well control incident is reduced. Because the well is cased as it is drilled, the potential for unintentional sidetracking is significantly reduced. The risk of tool loss in the hole is also reduced.

We began to provide CASING DRILLING as a fully commercial service in 2002 using specially designed rigs, through drilling service contracts with oil and gas operators. By the end of 2006, we sold all of our interests and obligations in rigs and changed our focus to providing CASING DRILLING services as our revenue stream. Through the end of 2008, we have drilled approximately 500 wells and 3 million feet of hole using this proprietary technology. Through the end of 2008, we have participated in the drilling of 21 wells where CASING DRILLING was used in conjunction with industry standard rotary steerable directional drilling technology. We anticipate that the integration of these technologies will develop into a valuable offering to the industry, particularly for high-end offshore applications.

In 2005, we decided to discontinue providing CASING DRILLING services as a rig contractor and focus on providing CASING DRILLING project management services. As a result, we sold our drilling rigs in December 2005 and returned our leased rigs in late 2006. During 2007 and 2008, we did not provide CASING DRILLING services as a rig contractor, and we currently do not own or lease any drilling rigs.

Research and Engineering Segment

As a technology driven company, we continue to invest significantly in research and development activities, primarily related to our proprietary technologies in Tubular Services, CASING DRILLING and top drive model development.

Raw Materials

We procure raw materials and components from many different vendors located throughout the world. A portion of these components are electrical in nature, including permanent magnet motors, induction motors and drives. We also purchase hydraulic components, such as motors, from certain suppliers located in the United States. In order to manufacture many of our proprietary parts, we require substantial quantities of steel. During 2008, we experienced substantial inflationary pressure on steel, machined products and fabrications for our top drives. However, during 2008 we initiated a program to expand our sourcing of steel, machined products and fabrications from regions outside of North America, and entered into supply contracts in an effort to lower our manufacturing costs and reduce exposure to fluctuations in commodity pricing and labor, and to gain improvements in the manufacturing process.

We select our component sources from, and establish supply relationships with, vendors who are prepared to develop components and systems that allow us to produce high performance, reliable and compact machines. For both our electric and hydraulic top drive systems we source key components, such as AC motors, power electronics, and hydraulic systems, from vendors who have developed these components for commercial, often non-oilfield applications, and who have adapted them for service conditions specific to our applications. Consequently, our ability to maintain timely deliveries and to provide long term support of certain models may depend on the supply of these components and systems.

We manufacture six distinct model series of top drive systems, using hydraulic, permanent magnet AC and induction AC technology. We believe that we are industry leaders in the development and provision of permanent magnet technology in both portable and permanently installed top drive systems. This technology provides very high power density, allowing for high performance and low weight. In smaller horsepower systems, we use AC induction technology and late generation power electronics. As a result of the customized nature of the motors used in our top drive products, our ability to supply certain of our AC electric top drive models depends upon the supply of certain AC motors and variable frequency drive technology obtained from a specific manufacturer. We attempt to minimize this with the development of supply agreements to maintain acceptable levels of ready components.

Seasonality

Our top drive rental business is subject to seasonal cycles, associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations. The most significant of these occur in Canada and Russia, where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen. However, we feel we have limited exposure to this issue because as of December 31, 2008, approximately 10% of our top drive rental fleet operated in Canada and Russia.

In certain Asia Pacific and South American regions, we are subject to decline in activities due to seasonal rains. Further, seasonal variations in the demand for hydrocarbons and accessibility of certain drilling locations in North America can affect our business, as our activity follows the active drilling rig count reasonably closely. We actively manage our highly mobile rental fleet around the world to minimize the impact of geographically specific seasonality.

Our Tubular Services and CASING DRILLING businesses are subject to seasonal cycles, primarily associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations. In Canada, many drilling locations are inaccessible except when frozen. In certain of our Asia Pacific and South American operations, we are subject to decline in activities due to seasonal rains.

Inventory

Our current manufacturing capacity has been expanded to meet our customer and internal demand and allows us to build 12 to 16 top drive units per month, depending on system complexity. The resulting increase in top drive units sold to customers has increased our installed base throughout the world, which has provided expansion opportunities for our after-market sales and service business. Additionally, with the exception of one major customer, we have seen a shift in market demand to larger, more complex units. More recently, during 2008 and in response to customer demand, we increased our production and sales of smaller top drive units that offer higher portability. We believe that our top drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce. In addition, we must maintain additional inventory of long lead time items and semi-finished goods to support our after-market sales and service business and our manufacturing operations. In 2006, we initiated a Sales and Operational Planning program to balance market demand with inventory and our ability to supply top drives. In mid-2008, we initiated a Global Distribution Center (“GDC”) in order to more closely monitor our global parts inventory and to provide our operating locations with a centralized purchasing center. We believe the GDC will improve our purchasing power with suppliers and allow us to provide inventory parts to our customers around the world in a more expedient manner.

Although we manufacture the proprietary equipment used to provide CASING DRILLING and Tubular Services, these segments do not require levels of inventory and working capital as high as those required for the Top Drive segment.

Customers

Our customers for top drive sales and after-market sales and service include drilling contractors, rig builders and equipment brokers and occasionally, major and independent oil and gas companies and national oil companies who wish to own and manage their own top drive systems. Our customers for our rental fleet include drilling contractors, major and independent oil and gas companies and national oil companies. Demand for our top drive products depends primarily upon capital spending of drilling contractors and oil and gas companies and the level of drilling activity. Our top drive business is distributed globally with 55% of our top drive revenues generated in the North American markets (excluding Mexico) and 45% in international markets.

Our Tubular Services and CASING DRILLING customers also primarily consist of oil and gas operating companies, including major and independent companies, national oil companies and, on occasion, drilling contractors that have contractual obligations to provide tubular running and handling services. Demand for our Tubular Services and CASING DRILLING services strongly depends upon capital spending of oil and gas companies and the level of drilling activity. Our CASING DRILLING business is distributed globally: Approximately 58% of our 2008 CASING DRILLING revenues were generated in North American markets (excluding Mexico) and 42% were from international markets. Our Tubular Services business is primarily focused in the North American markets (excluding Mexico) where 78% of our 2008 Tubular Services revenues were generated with the remaining 22% from international markets.

Backlog

We believe top drive backlog is a leading indicator of how our business will be affected by changes in the global macro-economic environment. We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit. We experienced a strong order rate in 2008 and ended the year with a backlog of 65 top drive units, with a total value of $56.9 million, compared to a backlog of 38 units at December 31, 2007, with a total value of $39.2 million. Based upon the most recent changes in the economy, we expect a slower order rate in 2009 compared to our 2008 sales of 118 units. Over the last three years, our average revenue per top drive unit sale has increased due to a shift in market demand to larger, more complex units. However, we have recently seen an increase in the demand for smaller top drive units typically required for fast-moving new build rigs. We believe that for our top drive business, a backlog of two quarters of production is reasonable and allows us to effectively manage our supply chain and workforce, yet be responsive to our client base.

Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly or job rates. Accordingly, we have no backlog for services.

Competitive Conditions

We were the first top drive manufacturer to provide portable top drives for land drilling rigs, thereby accelerating the growth of the onshore top drive market. According to recent industry data, approximately 60% of land drilling rigs are currently equipped with top drive systems, including the former Soviet Union and China where few rigs operate with top drives today. By contrast, approximately 95% of offshore rigs are equipped with top drives. In our estimation, significant further market potential exists for our top drive drilling system technology, including both portable and permanently installed applications. Further, where many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we believe a market for replacement systems will be created. This represents an important opportunity for us.

Our top drives offer portability and flexibility, permitting drilling companies to conduct top drive drilling for all or any portion of a well. Our electric top drive systems utilize late-generation alternating current technology and a computerized Programmable Logic Control (“PLC”) system. The non-sparking and lightweight permanent magnet technology employed in our larger, high horsepower systems represents a significant technological advancement over more conventional electric top drives.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd. We have the second largest third party installed base and are the number two global provider of top drives, following NOV in both measures. Of the three major top drive system providers, we are the only company that maintains a sizeable fleet of assets solely for the purposes of rental. Competition in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time and, to a varying extent, price.

The conventional tubular services market consists principally of several large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. We have combined the purchased conventional businesses with our PCRS offering and deliver all tubular services through the Azimuth Tubular Services brand name. Our Azimuth business represents a significant entry into the global tubular services market. The largest global competitors in this market are Weatherford International, Ltd. (“Weatherford International”), Franks International, Inc. (“Franks”) and BJ Services Company. We estimate that we are the third largest provider of services in the global tubular services market based on revenue, with a market share of approximately 10%. Competition in the conventional tubular services market takes place primarily on the basis of the quality of the services offered, the quality and utility of the equipment provided, the proximity of the service provider and equipment to the work site and, to a certain extent, on price.

We are not currently aware of any commercially or technically viable direct competition for our proprietary CASING DRILLING retrievable process, services or products, although several of our competitors are known to have developed prototypes that are similar, and in some cases have deployed them in a field environment. We continue to be the only company offering customers a broad range of tool sizes and the possibility of using casing to drill directional wells combined with costly downhole equipment, while providing assurance that such equipment can readily be retrieved when the drilling is complete.

We believe the primary competition to our CASING DRILLING process is the traditional drill pipe drilling process and to a lesser extent other methods for casing while drilling that do not involve a retrievable bottom hole assembly. Such alternative methods of casing while drilling offer limited applications because of the cutting structure, and they cannot be combined with directional tools which facilitates the drilling of directional (i.e. non-vertical) wells. While we offer such alternative (i.e. non-retrievable) methods in addition to our proprietary CASING DRILLING process, we believe Weatherford International has the largest share of the non-retrievable portion of the market, although Baker Hughes is supplying an increasing number of EZCase™ bits (a trademark held by Baker Hughes) which our CASING DRILLING team is using on behalf of the operators.

We are aware of competitive technology similar to our Casing Drive System (“CDS”). We believe that we continue to be the market leader in this technology, based on our market share. Other companies offering similar technology include NOV, Weatherford International and Franks. Our CDS system is unique in its ability to be easily and quickly installed on any top drive system and we have the advantage of being able to offer skilled and trained personnel at the field level who have a specialized knowledge of top drive drilling system operations.

Intellectual Property

We pursue patent protection in appropriate jurisdictions for the innovations that have significant potential application to our core businesses. We hold patents and patent applications in the United States, Canada, Europe, Norway, and various other countries. We also hold rights, through patent license agreements, to other patented and/or patent pending technologies. Our patent portfolio currently includes 92 issued patents and in excess of 100 pending patent applications.

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

Our CASING DRILLING method and retrievable apparatus are protected by patents that will continue in force for several more years. In addition, we have patents that protect the combination of the retrievable drill bit assembly with a rotary steerable tool. Our CDS is protected by patents on some of the gripping tools and on the “link tilt” system, which is a method used to handle casing.

We hold numerous patents related to the installation and utilization of certain accessories for casing for purposes of casing rotation. Various other related methods and tools are patent protected as well.

Please see Part I, Item 1A. of this Form 10-K (Risk Factors—“We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.”). In addition, for a discussion of legal proceedings involving our intellectual property, please see Part I, Item 3. of this Form 10-K (Legal Proceedings).

Environmental Matters

During 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.9 million in soil remediation costs to prepare the property for sale; these costs have been capitalized and are reported as an increase in the property’s net book value as of December 31, 2008. Other than these expenditures, we did not incur any material costs in 2008, 2007 or 2006 as a result of environmental protection requirements, nor do we anticipate environmental protection requirements to have any material financial or operational effects on our capital expenditures, earnings or competitive position in future years.

Employees

As of December 31, 2008, the total number of employees of TESCO and its subsidiaries worldwide was 1,834. We believe our relationship with our employees is good.

ITEM 1A.	RISK FACTORS.

Our business, financial condition, results of operations and cash flows are subject to various risks, including the following:

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our revenue, cash flows and earnings, and our ability to access financing.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. Recent events have paralyzed credit markets and sparked a serious global banking crisis. Many economists foresee a slow and uncertain recovery of credit markets, and an emerging global recession.

While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our existing credit facility, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, access to capital may be limited on terms acceptable to us or at all.

Furthermore, many of our customers access the credit markets to finance their oil and natural gas drilling and production activity. Therefore, our customers may also reduce their drilling activity as a result of the current crisis in the global credit market. Companies that planned to finance exploration or development projects through the capital markets may be forced to curtail, reduce, postpone or delay drilling activity, and also may experience an inability to pay suppliers, including us. Such reductions or delays could negatively impact our revenues, cash flows and earnings.

The deteriorating global economic environment may impact industry fundamentals, and the potential decrease in demand for drilling rigs could cause the oil and gas industry to cycle into an extended downturn. Such a condition could have a material adverse impact on our business.

An extended deterioration in the global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower oil and natural gas prices and may impact the economics of planned drilling projects, resulting in curtailment, reduction, delay or postponement for an indeterminate period of time. Any prolonged reduction in oil and natural gas prices will reduce oil and natural gas drilling and production activity and result in a corresponding decline in the demand for our products and services, which could adversely affect the demand for sales or rentals of our top drive units and for our Tubular Services and CASING DRILLING businesses.

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

Changing political, economic or military circumstances throughout the energy producing regions of the world can impact the market price of oil and gas for extended periods of time. As most of our accounts receivable are with customers involved in the oil and gas industry, any significant change in such circumstances could result in financial exposure in relation to affected customers.

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

In addition, our fixed costs cause our margins to decrease when demand is low and service capacity is underutilized.

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

Additionally, our credit agreements are collateralized by equity interests in our subsidiaries. A breach of the covenants under these agreements could permit the lenders to exercise their rights to foreclose on these collateral interests.

We have outstanding debt that is not contracted at market rates.

Our credit facility contains provisions for interest rates on borrowings and commitment fees that were established prior to the credit crisis and probably could not be replaced at the same value in today’s market. If we needed to replace our credit facility in today’s uncertain bank loan market, for any reason, including an event of default on our part, we may be unable to negotiate lending terms at the same rates, or for the same borrowing capacity, that we currently hold. Any change in the terms of our fees or borrowing capacity could adversely affect our liquidity and results of operations.

At this time it is difficult to forecast the future state of the bank loan market. As a result of the uncertain state of various financial institutions and the credit markets generally, we may be unable to maintain our current borrowing capacity in the event of bank or banks failure to fund any commitments under the current credit facility, and we may not be able to refinance our bank facility in the same amount and on the same terms as we currently hold, which could negatively impact our liquidity and results of operations.

We are exposed to risks associated with turmoil in the financial markets.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. As a result, an increasing number of financial institutions and insurance companies have reported significant deterioration in their financial condition. If any of the significant lenders, insurance companies or other financial institutions are unable to perform their obligations under our credit agreements, insurance policies or other contracts, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected. We also face challenges relating to the impact of the disruption in the global financial markets on other parties with whom we do business, such as our customers and vendors. The inability of these parties to obtain financing on acceptable terms could impair their ability to perform under their agreements with us and lead to various negative effects on the Company, including business disruption, decreased revenues and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have an adverse impact on our business and results of operations.

Concentration of our revenue and management in the United States involves risk.

In 2008 approximately 52% of our revenue was obtained from operations in the U.S. (compared to 61% during 2007). The concentration of revenue and management functions in the U.S. involves certain risks, including the following:

•

increased vulnerability to fluctuations in the U.S. economy; in particular, a severe economic downturn or prolonged recession in the U.S. could have a greater impact on our ability to do business than would otherwise be the case;

•

fluctuations in the valuation of the U.S. dollar during 2008, particularly in relation to the Canadian dollar, may negatively impact our financial results. Future devaluation of the U.S. dollar could increase our Canadian manufacturing costs and our cost of doing business outside of the U.S. in general and it may not be possible to raise the prices and rates we charge customers in U.S. dollars to compensate for these increased costs, or to hedge our exposure to devaluation of the U.S. dollar through currency swaps and other financial instruments; and

•

the U.S. limits the number of visas available to non-U.S. professionals and executives who wish to work in the U.S. The potential inability to obtain such a visa may prevent us from transferring our non-U.S. employees to the U.S., or may restrict our ability to recruit qualified international executives to fill management positions at our corporate headquarters.

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

Competitive risks may include decisions by existing competitors to attempt to increase market share by reducing prices and decisions by customers to adopt competing technologies. The drilling industry is driven primarily by cost minimization. Our strategy is aimed at reducing drilling costs through the application of new technology. Our competitors, many of whom have a more diverse product line and access to greater amounts of capital, have the ability to compete against the cost savings generated by our technology by reducing prices and by introducing competing technologies. Our competitors may also have the ability to offer larger bundles of products and services to customers that we do not offer. We have limited resources to sustain a prolonged price war and maintain the investment required to continue the commercialization and development of our new technologies.

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

As a technology-based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology, especially CASING DRILLING. We compete for these professionals, not only with other companies in the same industry, but with oil and gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction.

The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Julio M. Quintana, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess.

Our business relies on the skills and availability of trained and experienced trades and technicians to provide efficient and necessary services to us and our customers. Hiring and retaining such individuals are critical to the success of our business plan. Retention of staff and the prevention of injury to staff are essential in order to provide high level of service.

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

While we attempt to limit our exposure to such risks through contracts with our customers, these measures may not protect us against liability for certain kinds of events, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment, damage or loss from inclement weather or natural disasters, and losses resulting from business interruption. Our insurance coverage generally provides that we assume a portion of the risk in the form of a self-insured retention, and may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any significant claims made under our policies will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, could reduce the our earnings and cash available for operations.

We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.

In three separate actions, we were sued by VARCO I/P, Inc. (“Varco”), Franks International, Inc. (“Franks”) and Weatherford International, who have alleged that our CDS tool and other equipment and processes violate certain of their patents. See Part I, Item 3. (“Legal Proceedings”), below. We believe that these suits are without merit and we intend to continue to defend ourselves vigorously. In the event that we are not successful in defending ourselves in one or more of these matters, it may have a material adverse effect on our Tubular Services and CASING DRILLING segments and, therefore, on our business. In addition, in the future we may be subject to other infringement claims and if any of our products were found to be infringing, our consolidated financial results may be adversely affected.

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

We are currently involved in legal proceedings described below in Part I, Item 3. “Legal Proceedings.” From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax and other claims. We are also subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008. If we discover a material weakness in the future, we may not be able to provide reasonable assurance regarding the reliability of our financial statements. As a result, investors could lose confidence in our reported results which could have a negative effect on the trading of our securities.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports. If we cannot provide reasonable assurance with respect to our financial reports, investors could lose confidence in our reported financial information, which could have a negative effect on the trading of our securities.

Management determined that our internal controls over financial reporting were effective as of December 31, 2007 and 2008. Although we determined that our internal controls over financial reporting were effective, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table details our principal facilities, including (i) all properties which we own, and (ii) those leased properties which serve as corporate or regional headquarters.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas	26,549	Leased	Corporate headquarters.

Houston, Texas	67,820	Owned	Headquarters for North American operations in Top Drive, Tubular Services and CASING DRILLING segments, and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas	21,950	Owned	Regional operations base for the Tubular Services segment in East Texas and Northern Louisiana.

Lafayette, Louisiana	43,290	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.

Calgary, Alberta, Canada	36,900	Owned	Headquarters and operations base for Canadian operations, research and development, and certain other corporate functions.

Calgary, Alberta, Canada	85,000	Owned	Manufacturing of top drives and other equipment.

Buenos Aires, Argentina	4,344	Leased	Regional headquarters for Latin America, including Mexico.

Aberdeen, Scotland	10,915	Leased	Regional headquarters for Europe, including the former Soviet Union, and West Africa.

Dubai, United Arab Emirates	2,900	Leased	Regional headquarters for the Middle East, North Africa, and East Africa.

Jakarta, Indonesia	7,692	Leased	Regional headquarters for the Asia Pacific region, including India, China, Japan, Australia and New Zealand.

In addition, we lease operational facilities at five locations in Texas, one in Louisiana, three in Colorado, and one in each of Arkansas, Wyoming and Utah. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., we lease additional operating facilities at three locations in Alberta, Canada, as well as in Mexico, Venezuela, Colombia, Ecuador, Argentina, Brazil, Norway, Russia, Dubai, Singapore, Indonesia, Australia and New Zealand. The majority of these facilities support the Top Drive, Tubular Services and CASING DRILLING segments.

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

Varco filed suit against TESCO in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents. Varco seeks past damages and an injunction against further infringement. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2008, the USPTO issued an Action Closing Prosecution, agreeing with us and rejecting all of the Varco patent claims that we had contested. Varco may appeal this decision or seek other administrative remedies within the USPTO. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

Franks filed suit against TESCO in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our Casing Drive System infringes two patents held by Franks. Franks seeks past damages and an injunction against further infringement. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents and in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. That reexamination will proceed in parallel with the civil lawsuit, unless the lawsuit is stayed to await the result of the reexamination. In January 2009, the USPTO issued its initial office action, finding preliminarily that all of the claims in the Franks patent at issue are invalid. Franks has until March 2009 to respond to this patent office action. The lawsuit is set for trial in May 2009. TESCO believes it has meritorious defenses to the allegations of infringement. However, in the event of an adverse ruling at trial that is not overturned on appeal, and assuming the USPTO does not ultimately invalidate or substantially modify the Franks patent at issue in the course of its pending reexamination, TESCO could be liable for past damages. The expert retained by Franks in this litigation has opined that reasonable past damages would be approximately $5.4 million. If the court finds infringement was willful, any award for past damages could be trebled. The court would also have the discretion to award prejudgment interest from 2002 in the event of an adverse ruling. We do not believe that an adverse result in this suit, including any appeals, is probable.

Weatherford International and Weatherford/Lamb Inc. (“Weatherford”) filed suit against TESCO in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe ten different patents held by Weatherford. Weatherford seeks past damages and an injunction against further infringement. The TESCO technologies referred to in the claim include the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. In November, 2008, we filed requests with the USPTO, seeking invalidation of substantially all of the Weatherford patent claims in the suit. The trial is set for May 2011. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

We have been advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes. Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system. We have obtained final court rulings deciding all years in dispute in our favor, except for 1996 (discussed below), and 2001 and 2002, both of which are currently before the Mexican Tax Court. The outcome of such appeals is uncertain. However, we recorded an accrual of $0.3 million during 2008 for our anticipated exposure on these issues ($0.2 million related to interest and penalties was included in Other Income and $0.1 million was included in Income Tax Expense). We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on our financial position, results of operations or cash flows.

In May 2002, we paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996. In 2007 we requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in the third quarter of 2007 we reversed an accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense). With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that we were owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996. We believe the second reassessment is invalid, and we appealed it to the Mexican Tax Court. In January 2009, the Tax Court issued a decision accepting our arguments in part, which is subject to further appeal. Due to uncertainty regarding the ultimate outcome, we have not recognized the additional interest in dispute as an asset.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. However, at June 30, 2006 we accrued our estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2007 and 2008, we accrued an additional $0.2 million and $0.2 million, respectively, of interest expense related to this claim.

In August 2008, we received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return. We disagree with this claim and are currently litigating the matter. The outcome of this litigation is uncertain.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding shares of common stock, without par, are traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “TESO.” Until June 30, 2008, TESCO’s common stock was also traded on the Toronto Stock Exchange (“TSX”) under the symbol “TEO.” Effective June 30, 2008, the Company voluntarily delisted its shares from the TSX. The following table outlines the share price trading range and volume of shares traded by quarter for 2008 and 2007.

	Nasdaq Global Market			Toronto Stock Exchange
	Share Price Trading Range		Share Volume	Share Price Trading Range		Share Volume
	High	Low		High	Low
	($ per share)		(in thousands)	(C$ per share)		(in thousands)
2008
1st Quarter	30.10	18.88	16,338	29.84	19.08	3,737
2nd Quarter	36.76	23.56	18,508	37.49	24.09	3,987
3rd Quarter	35.20	20.11	16,253	n/a	n/a	n/a
4th Quarter	20.73	4.75	19,814	n/a	n/a	n/a
2007
1st Quarter	26.94	16.98	11,887	31.15	19.80	3,062
2nd Quarter	33.38	23.70	11,395	36.70	29.83	4,470
3rd Quarter	34.76	26.20	9,161	36.94	26.15	3,816
4th Quarter	31.12	19.85	11,257	30.38	20.11	4,221

As of February 23, 2009, there were approximately 247 holders of record of TESCO common stock, including brokers and other nominees.

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

Performance Graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2003 and ending on December 31, 2008 on our common shares (assuming a $100 investment was made on December 31, 2003) with the total cumulative return of the S&P TSX Composite Index and the Philadelphia Oil Service Sector Index (“OSX”) assuming reinvestment of dividends.

$400
$350
$300
$250
$200
$150
$100
$50
$-
Dec. 31, 2003
Dec. 31, 2004
Dec. 31, 2005
Dec. 31, 2006
Dec. 31, 2007
Dec. 31, 2008

	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008
● Tesco Corp.	$ 100	$ 92	$ 157	$ 150	$ 243	$ 60
■ S & P 500	$ 100	$ 109	$ 112	$ 128	$ 132	$ 81
▲ OSX	$ 100	$ 143	$ 210	$ 231	$ 348	$ 140

ITEM 6.	SELECTED FINANCIAL DATA.

TESCO CORPORATION AND CONSOLIDATED SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except share and per share amounts)
STATEMENTS OF INCOME (LOSS) DATA:
Revenue
-Top Drives	$341.4	$289.2	$219.2	$125.8	$91.8
-Tubular Services	166.5	158.6	143.3	53.1	31.3
-CASING DRILLING (a)	27.0	14.6	23.7	23.9	15.0

	534.9	462.4	386.2	202.8	138.1

Operating Income (Loss)
-Top Drives	108.3	80.7	66.9	23.5	11.5
-Tubular Services	22.0	23.7	33.1	19.1	6.9
-CASING DRILLING	(12.6)	(14.1)	(6.7)	(0.1)	(0.5)
-Research and Engineering	(11.0)	(12.0)	(6.0)	(3.9)	(2.5)
-Corporate and Other	(31.0)	(29.8)	(26.4)	(20.9)	(13.5)

	75.7	48.5	60.9	17.7	1.9
Interest Expense, net	4.2	3.2	3.2	1.4	2.6
Other (Income) Expense	(0.7)	2.8	4.1	1.9	2.2

Income (Loss) Before Income Taxes	72.2	42.5	53.6	14.4	(2.9)
Income Taxes	19.3	10.2	23.3	6.3	2.7

Income (Loss) Before Cumulative Effect of Accounting Change	52.9	32.3	30.3	8.1	(5.6)
Cumulative Effect of Accounting Change, net of income taxes (b)	—	—	0.2	—	—

Net income (loss)	$52.9	$32.3	$30.5	$8.1	$(5.6)

Average Number of Common Shares Outstanding
Basic	37,221,495	36,604,338	35,847,266	35,173,264	34,778,463
Diluted	37,832,554	37,403,932	36,593,409	35,628,543	34,778,463
Income (Loss) per Average Share of Common Stock
Basic:
Before Cumulative Effect of Accounting Change	$1.42	$0.88	$0.85	$0.23	$(0.16)
Cumulative Effect of Accounting Change (b)	—	—	—	—	—

	$1.42	$0.88	$0.85	$0.23	$(0.16)

Diluted:
Before Cumulative Effect of Accounting Change	$1.40	$0.86	$0.83	$0.23	$(0.16)
Cumulative Effect of Accounting Change (b)	—	—	—	—	—

	$1.40	$0.86	$0.83	$0.23	$(0.16)

Cash Dividends per Common Share	$—	$—	$—	$—	$—
BALANCE SHEET DATA:
Total Assets	$493.2	$472.9	$372.2	$310.3	$224.9
Debt and Capital Leases	49.6	80.8	44.5	41.3	14.9
Shareholders’ Equity	352.0	304.9	239.4	203.5	177.9
CASH FLOW DATA:
Cash Flow From Operating Activities	$76.7	$25.3	$4.9	$14.8	$8.9
Cash Flows (Used In) From Investing Activities	(58.2)	(64.4)	(33.2)	(26.6)	0.6
Cash Flows (Used In) From Financing Activities	(19.5)	48.9	9.7	30.2	(37.9)
OTHER DATA:
Adjusted EBITDA (c)	$115.9	$79.2	$85.0	$36.7	$19.0
Net (Debt) Cash (d)	(29.0)	(57.7)	(29.6)	(5.9)	0.8

NOTE: Our consolidated financial statements for the three years ended December 31, 2008, which are discussed in the following notes, are included in this Form 10-K under Item 8.

(a)	Included in CASING DRILLING revenues for the years ended December 31, 2004, 2005 and 2006 are $10.1 million, $18.3 million and $9.0 million, respectively, of revenues from contract CASING DRILLING rig activities which were discontinued in late 2006. During the years ended December 31, 2007 and 2008, we did not provide contract drilling rig services.

(b)	Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) to account for our stock-based compensation program. We elected to adopt the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), we use the same fair value methodology pursuant to SFAS 123 but we are required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, the date we adopted SFAS No. 123(R), we recorded a one-time cumulative benefit of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption.

(c)	Our management evaluates our performance based on non-GAAP measures, of which a primary performance measure is Adjusted EBITDA which consists of earnings (net income or loss) available to common shareholders before cumulative effect of accounting change, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items. This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the Adjusted EBITDA calculation, however, are derived from amounts included in the historical Consolidated Statements of Income data.

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

Adjusted EBITDA is derived from the Consolidated Statements of Income as follows (in millions):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Net Income (Loss)	$52.9	$32.3	$30.5	$8.1	$(5.6)
Income Taxes	19.3	10.2	23.3	6.3	2.7
Depreciation and Amortization	33.2	27.0	22.5	17.3	14.5
Net Interest Expense	4.2	3.2	3.2	1.4	2.6
Stock Compensation Expense—non-cash	6.3	6.5	5.7	3.6	2.4
Impairment of Assets—non-cash	—	—	—	—	2.4
Cumulative Effect of Accounting Change, net of income taxes	—	—	(0.2)	—	—

Adjusted EBITDA	$115.9	$79.2	$85.0	$36.7	$19.0

(d)	Net (Debt) Cash represents the amount that Cash and Cash Equivalents exceeds (or is less than) total Debt of the Company. Net (Debt) Cash is not a calculation based upon U.S. GAAP. The amounts included in the Net (Debt) Cash calculation, however, are derived from amounts included in the historical Consolidated Balance Sheets. In addition, Net (Debt) Cash should not be considered as an alternative to operating cash flows or working capital as a measure of liquidity. We have reported Net (Debt) Cash because we regularly review Net (Debt) Cash as a measure of the Company’s performance. However, the Net (Debt) Cash measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. Net (Debt) Cash is derived from the Consolidated Balance Sheets as follows (in millions):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Cash	$20.6	$23.1	$14.9	$35.4	$15.7
Current Portion of long term debt	(10.2)	(10.0)	(10.0)	(0.4)	(2.6)
Bank borrowings	—	—	—	—	(10.0)
Long term debt	(39.4)	(70.8)	(34.5)	(40.9)	(2.3)

Net (Debt) Cash	$(29.0)	$(57.7)	$(29.6)	$(5.9)	$0.8

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING INFORMATION AND RISK FACTORS

This annual report on Form 10-K contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this annual report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning our anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this annual report on Form 10-K are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

These risks and uncertainties include, but are not limited to, changes in the global economy and credit markets, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services, other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry); and risks, including litigation risks, associated with our intellectual property and risks associated with the performance of our technology. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. The forward-looking statements in this document are provided for the limited purpose of enabling current and potential investors to evaluate an investment in TESCO. Readers are cautioned that such statements may not be appropriate, and should not be used, for other purposes.

Copies of our Canadian public filings are available at www.tescocorp.com and at www.sedar.com. Our U.S. public filings are available at www.tescocorp.com and at www.sec.gov.

The following review of TESCO’s financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this Form 10-K. Unless indicated otherwise, all dollar amounts in this annual report on Form 10-K are denominated in United States (U.S.) dollars. All references to US$ or to $ are to U.S. dollars and references to C$ are to Canadian dollars.

Certain reclassifications have been made to prior years’ presentation to conform to the current year presentation.

OVERVIEW

Business

TESCO is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System (“CDS™” or “CDS”) and TESCO’s Multiple Control Line Running System (“MCLRS™” or “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Our four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. Historically, we organized our activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, we separated our Tubular Services activities from our CASING DRILLING business and our financial and operating data for the years ended December 31, 2006 through 2008 has been recast in this Annual Report on Form 10-K to be presented consistently with this structure.

The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology, and the Research and Engineering segment is comprised of our research and development activities related to our proprietary Tubular Services and CASING DRILLING technology and Top Drive model development. For a detailed description of these business segments, see Part I, Item 1. (Business), above.

Business Environment

Strong oil and gas drilling activity and a spike in oil and gas prices in mid-2008 continued to provide significant opportunities for us to expand our customer base. However, during the latter portion of the year, a global economic crisis hit the financial and credit markets which led to a significant global economic slowdown. Current conditions point to continued slow economic activity through 2009 with wide-ranging volatility in oil and gas prices. One of the key indicators of our business is the number of active drilling rigs and this number has varied widely in recent months. The average annual number of active drilling rigs (excluding rigs drilling in Russia or onshore China for which reliable estimates are not available) is as follows:

	Years Ended December 31,
	2008	2007	2006
United States	1,878	1,763	1,648
Canada	379	342	470
Latin America (including Mexico)	384	354	324
Europe, Africa and Middle East	443	408	373
Asia Pacific	252	241	228

Worldwide average (source: Baker Hughes rig count)	3,336	3,108	3,043

During 2008, North American average rig activity increased slightly with a spike in the summer months, but fell off sharply in December. We believe that 2009 will be a year in which drilling activity in the United States and Canada will decline sharply from 2008 levels, but that drilling activity in other areas of the world will sustain better than in the U.S.

According to World Oil, drilling activity for the last three years has been and the forecast for 2009 is as follows:

	For the Years Ended December 31,
	2009	2008	2007	2006
	(forecast)*
Wells drilled
U.S.	43,926	54,749	49,195	48,929
Canada	17,355	18,661	18,011	24,700
Latin America	5,107	5,243	4,681	4,717
Europe, N. Africa, Middle East	10,861	11,429	10,156	9,815
Far East	22,264	22,490	20,236	19,846

Worldwide	99,513	112,572	102,279	108,007

*	forecast released by World Oil on January 26, 2009

We believe that 2009 will be a year of uncertainty. The current outlook for the global economy varies daily, but generally points toward a sharp decline in the first half of 2009. In particular, the U.S. and Canadian rig activity is projected to decline 25-40% from 2008 levels. International demand is expected to sustain better than U.S. demand, but this is contingent on increased commodity pricing. We are committed to expanding our role as a leading service provider to the global drilling industry. All of our services and products are delivered through geographic business units to provide customers with a single point of contact for all of our products and services.

Outlook

Current global macro-economic conditions make any projections difficult and uncertain. However, we believe top drive backlog is a leading indicator of how our business will be affected by changes in the global macro-economic environment. We experienced a strong order rate in 2008 and ended the year with a backlog of 65 top drive units, with a total value of $56.9 million, compared to a backlog of 38 units at December 31, 2007, with a total value of $39.2 million. Based upon the most recent changes in the economy, we expect a slower order rate in 2009.

Over the last three years, our average revenue per top drive unit sale has increased due to a shift in market demand to larger, more complex units. However, we have recently seen an increase in the demand for smaller top drive units typically required for fast–moving new build rigs. We believe that for our top drive business, a backlog of two quarters of production is reasonable and allows us to effectively manage our supply chain and workforce, yet be responsive to our client base. Additionally, the mix of top drive unit sales may be changing.

We expect international demand for our rental top drives to sustain better than U.S. demand. Thus, we may shift the location of several fleet units during 2009 to meet market demand. We will re-route our units in a manner that minimizes disruptions to our rental operations.

In addition, our increased manufacturing capacity since mid-2006 (currently 12 to 16 top drive units per month, depending on system complexity) and top drive sales over the past several years expanded our installed base throughout the world, providing increased market stability and expansion opportunities for our after-market sales and service business. Accordingly, we expect continuing demand for our top drive after-market sales and services business, although a temporary decline for these services may occur as a result of the economic slowdown and the related decline in operating worldwide rig count.

Over the long term we believe that our top drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure to fluctuations in sales markets and to allow effective management of our supply chain and workforce. In addition, we must maintain additional inventory of long lead time items and semi-finished goods to support our after-market sales and service business and our manufacturing operations. In 2006 we initiated a Sales and Operational Planning program to balance market demand with inventory and our ability to supply top drives. In mid-2008, we initiated a Global Distribution Center (“GDC”) in order to more closely monitor our global parts inventory and to provide our operating locations with a centralized purchasing center. We believe the GDC will improve our purchasing power with suppliers and allow us to provide inventory parts to our customers around the world in a more expedient manner.

We continue to develop relationships with new and existing customers in both our Tubular Services and CASING DRILLING segments. For Tubular Services, we expect our CDS proprietary casing business and MCLRS activities to remain flat or decrease slightly in 2009 compared to 2008 and our conventional activity to decline compared to 2008 as we continue to focus our efforts on the expansion of our proprietary service offerings. We continue to address the high cost structure of our North American Tubular Services business by optimizing personnel and assets in operating areas that provide the highest returns and by identifying low-performing areas. In addition, we continue to expand our tubular services activities in selected international locations to help increase our global footprint and to mitigate the U.S. economic downturn. With respect to our CASING DRILLING business, we plan to continue our investment and believe that its performance should improve in 2009 compared to 2008. During 2007 and 2008, we incurred substantial expenses to build our business infrastructure and expand our resource base globally in order to grow CASING DRILLING at a faster rate. We expect that these investments will yield growth in our CASING DRILLING revenues over the next several years.

As described in “Overview—Business Conditions,” our international business (as a percentage of revenue and operating income) has increased over the past two years. We intend to continue our focus on international opportunities, especially with the anticipated decline in drilling activity in the United States and Canada during 2009. The foregoing are “forward looking statements” and are subject to the cautionary statements in “Forward Looking Information and Risk Factors” at the beginning of this “Management’s Discussion and Analysis of Financial Condition and Operations.”

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

Revenue for the year ended December 31, 2008 was $534.9 million, compared to $462.4 million in 2007, an increase of $72.5 million, or 16%. This increase is primarily due to a $52.3 million increase in the Top Drive segment, a $12.4 million increase in CASING DRILLING revenues and a $7.8 million increase in the Tubular Services segment.

Operating Income for the year ended December 31, 2008 was $75.7 million, compared to $48.5 million in 2007, an increase of $27.2 million. This increase is primarily attributable to increased operating income in the Top Drive and in the Tubular Services segments, decreased losses from our CASING DRILLING segment and decreased costs in our Research and Engineering segment, partially offset by increased Corporate and Other expenses. Results for each business segment are discussed in further detail below.

Net Income for the year ended December 31, 2008 was $52.9 million, or $1.40 per diluted share, compared to $32.3 million in 2007, or $0.86 per diluted share, an increase of $20.6 million. This increase primarily results from increased operating income discussed above and a $3.3 million change in foreign currency (gains) losses from a loss of $2.9 million in 2007 to a gain of $0.4 million in 2008 due to the strengthening of the U.S. dollar during 2008, partially offset by a $0.8 million decrease in interest income due to interest received on a Mexican tax deposit during 2007.

Revenue and operating income by segment and net income for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,				% Change
	2008		2007
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$164,160		$127,592		29
-After-market support	65,313		51,872		26
-Rental operations	111,959		109,681		2

Total Top Drive	341,432	64	289,145	63	18
Tubular Services (1)
-Conventional (2)	79,417		92,923		(15)
-Proprietary (2)	87,046		65,732		32

Total Tubular Services	166,463	31	158,655	34	5
CASING DRILLING	27,047	5	14,578	3	86

Total Revenues	$534,942	100	$462,378	100	16

OPERATING INCOME (3)
Top Drive	$108,347	32	$80,741	28	34
Tubular Services	22,009	13	23,654	15	(7)
CASING DRILLING	(12,605)	(47)	(14,082)	(97)	10
Research and Engineering	(11,049)	n/a	(12,011)	n/a	8
Corporate and Other	(31,011)	n/a	(29,782)	n/a	(4)

Total Operating Income	$75,691	14	$48,520	10	56

NET INCOME	$52,906	10	$32,302	7	64

(1)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $14.6 million and prior year operating losses of approximately $14.1 million from the former Casing Services segment to the CASING DRILLING segment to conform to current year presentation.

(2)	At the end of 2007, we commenced the presentation of Tubular Services revenue according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS and certain part sales and services were included with conventional services. However, since these activities use proprietary and patented technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues of approximately $15.3 million related to these sales from conventional to proprietary to conform to our current year presentation.

(3)	We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total overhead costs at a consolidated level based on a percentage of global revenues. During the current year, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred overhead costs at the business unit level. Using this information, we have reclassified our prior year segment operating results to conform to the current year presentation. These reclassifications resulted in an increase of $12.3 million in operating income in the Top Drive segment and a corresponding decrease of $12.3 million in the Tubular Services segment for year ended December 31, 2007.

Top Drive Segment

Our Top Drive segment is comprised of top drive sales, after-market sales and support and top drive rental activities.

Revenues—Revenue for the year ended December 31, 2008 increased $52.3 million compared to 2007, primarily driven by a $36.6 million increase in top drive sales, a $13.4 million increase in top drive after-market support and a $2.3 million increase in top drive rental operations.

Revenues from top drive sales increased $36.6 million, or 29%, to $164.1 million as compared to 2007, primarily the result of the sale of 137 units in 2008 compared to 122 units during 2007. During 2008, we sold 137 top drive units, of which 118 were new units and 19 were used units. During 2007, we sold 122 top drive units, of which 102 were new units and 20 were used units. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold in 2008 and 2007 were $20.1 million and $18.9 million, respectively.

In addition to selling top drive units, we provide after-market sales and service to support our installed base. Revenues from top drive after-market support increased $13.4 million, or 26%, to $65.3 million as compared to 2007, primarily due to the increase in our third party installed base and our efforts to expand this service.

Revenues from top drive rental activities increased $2.3 million, or 2%, to $112.0 million as compared to 2007, primarily due to an increase in the number of operating days, slightly offset by a decline in standby revenues. The increase in rental days was due to the increased size and utilization rates for our rental fleet, but offset by downtime associated with used units being removed from operations to be prepared for sale. We sold 19 used units from our rental fleet in 2008, and added 35 units. We also experienced downtime between when the new units were manufactured and when the new units were mobilized for operations. The number of top drive operating days and average daily operating rates for 2008 and 2007 and the number of rental units in our fleet at year-end 2008 and 2007 were (in thousands):

	Years Ended December 31,
	2008	2007
Number of operating days	23,171	23,086
Average daily operating rates	$4,427	$4,310
Number of units in rental fleet, end of year	126	110

We define an operating day as a day that a unit in our rental fleet is under contract and operating. We do not include stand-by days in our definition of an operating day.

A stand-by day is a day in which we are paid an amount, which may be less than the full contract rate, to have a top drive rental unit available to a customer but that unit is not operating. In 2008, stand-by revenues from rental operations decreased $1.1 million to $9.4 million due to increased operating demand for our top drive rental units.

Operating Income—Top Drive Operating Income for the year ended December 31, 2008 increased $27.6 million to $108.3 million compared to 2007. This increase was primarily driven by the increase in the number of top drive units sold in 2008 compared to 2007 (137 units in 2008 compared to 122 units in 2007), higher sales margins on our used top drive sales and growth in our high-margin aftermarket sales and services. Partially offsetting this increase in 2008 were lower margins in our rental business due to costs related to revitalizing our fleet in North America, start-up costs related to new contracts in certain international markets, particularly Mexico, and increased maintenance, refurbishment and recertification costs due to the high utilization of our rental fleet.

Tubular Services Segment

Revenues—Revenues for the year ended December 31, 2008 increased $7.8 million to $166.5 million as compared to 2007. The increase in revenue reflects an increase of approximately $21.3 million, or 32%, in proprietary revenues, offset by a 13.5 million, or 15%, decrease in conventional casing running revenues as we shift our focus to gaining market share and market acceptance of our proprietary product offerings.

Tubular services proprietary revenue is principally generated from our casing and tubing business utilizing our proprietary casing running technology and the sale of our CDS units and related equipment. Additionally, our proprietary Tubular Service business includes the installation service of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology which improves the quality of the installation of high-end well completions. Prior to January 1, 2008, MCLRS and certain part sales and services were included with conventional services. Since MCLRS is a proprietary and patented technology, we now include this and related activity with our proprietary information. Accordingly, we have reclassified prior year revenues related to MCLRS from conventional to proprietary. Our proprietary tubular services business generated revenue of $87.1 million in 2008, an increase of $21.4 million, or 32%, from 2007, which is primarily due to our proprietary job activity as our job count increased from 1,406 in 2007 to 1,971 in 2008. The proprietary job count increase is a reflection of our increased utilization of our CDS tools. In addition, our proprietary Casing Drive System fleet which increased from 177 units at December 31, 2007 to 239 units at December 31, 2008. Our revenues related to the sale of CDS and related equipment decreased by approximately $5.7 million from 2007. MCLRS revenues also decreased $5.2 million to $7.8 million in 2008 compared to 2007 as we focused our services on international opportunities.

Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations. Our conventional Tubular Services business generated revenue of $79.4 million in 2008, a decrease of $13.5 million from 2007, primarily due to our shift in job focus from conventional to proprietary services. During 2008, we continued to gain market acceptance of our services that use our proprietary and patented technology.

Operating Income—Tubular Services’ operating income for the year ended December 31, 2008 decreased $1.7 million to $22.0 million compared to 2007. The decrease was primarily driven by increased depreciation expenses and fuel prices. Our operating income was also affected by costs associated with closing some non-producing districts and the start-up costs of international projects. As the industry moves toward mechanized drilling technology, we expect the market for our conventional service offerings will be replaced by demand for our proprietary offerings.

CASING DRILLING Segment

Revenues—Revenues for 2008 were $27.0 million compared to $14.6 million in 2007, an increase of $12.4 million or 86%. The revenue increase in 2008 was attributable to significant international revenue growth in both Latin America and the Middle East as well as continued revenue growth in North America.

Operating Income—CASING DRILLING’s operating loss for the year ended December 31, 2008 decreased $1.5 million to $12.6 million compared to $14.1 million in 2007. Operating margins improved from a loss of 97% in 2007 to a loss of 47% in 2008, primarily due to increased revenues earned. We continue to establish the infrastructure needed to supply our CASING DRILLING services in locations around the world. As we continue to build a global market for this business and gain critical mass, we expect to realize improved margins.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of our activities related to the design and enhancement of our top drive models and proprietary equipment and were $11.0 million for 2008, a decrease of $1.0 million from 2007’s operating expenses of $12.0 million. This decrease is primarily due to normalization of expenditures from 2007, when we focused on development and market production of a new generation of hydraulic and electric top drives. We continue to invest in the commercialization and enhancements of our proprietary technologies.

Corporate and Other

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the year ended December 31, 2008 increased $1.2 million to a $31.0 million loss compared to 2007. This increase is primarily due to a $0.5 million in legal expenses due to the status of our ongoing legal cases, and a $1.7 million increase in salaries and incentive compensation based on the company’s improved financial performance, partially offset by decreased computer expenses.

Net Income

(in thousands):	Years ended December 31,
	2008		2007
		% of revenue		% of revenue
Operating Income	$75,691	14	$48,520	10
Interest Expense	4,503	1	4,324	1
Interest Income	(349)	—	(1,150)	—
Foreign Exchange (Gains) Losses	(374)	—	2,899	1
Other Income	(265)	—	(18)	—
Income Taxes	19,270	3	10,163	2

Net Income	52,906	10	$32,302	7

Interest Expense— Interest expense for 2008 increased $0.2 million compared to the previous year. During the year ended December 31, 2008, average daily debt balances were $67.8 million, approximately $18.3 million higher than 2007. This increase was a result of increased debt, an increase in amortization of financial items due to credit facility fees and an increase in interest for tax contingencies, but was partially offset by a 225-basis point decrease in the weighted average interest rate during the current year due to market conditions, resulting in slightly higher interest expense during the current year period.

Interest Income—Interest income for 2008 decreased $0.8 million to $0.3 million due to $0.4 million in interest received on a Mexico tax deposit during 2007.

Foreign Exchange (Gains) Losses—Foreign exchange (gains) losses increased $3.3 million from a loss of $2.9 million in 2007 to a gain of $0.4 million in 2008. This change is primarily due to the comparative weakening of the Canadian dollar between the two periods, offset by a $0.8 million loss on settling certain foreign currency contracts during 2008. During the year ended December 31, 2007, we entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 foreign monthly currency forward contracts that we subsequently terminated during 2008, recognizing a loss from inception of $0.2 million. We were not party to foreign currency forward contracts as of December 31, 2008. For further discussion regarding our foreign exchange losses, please see Part II, Item 7A, of this Form 10-K (Quantitative and Qualitative Disclosures About Market Risk).

Other Income—Other Income includes non-operating income and expenses, including investment activities. Following is a detail of the significant items that are included in Other (Income) Expense for 2008 and 2007 (in thousands):

	Years ended December 31,
	2008	2007
Expiration of Turnkey Warrants	$—	$1,176
Reversal of accrued interest and penalties related to Mexico tax claim	—	(1,341)
Other	(265)	147

Other Income	$(265)	$(18)

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

Our effective tax rate for 2008 was 27% compared to 24% in 2007. The 2008 effective tax rate reflects a $0.8 million benefit from the generation of Canadian research and development credits, offset by a $1.2 million charge related to a reduction in deferred tax assets attributable to decreasing Canadian federal statutory tax rates. The effective tax rate for the year ended December 31, 2008 is lower than the Canadian statutory tax rate due to earnings generated in jurisdictions with statutory tax rates that are lower than the Canadian statutory tax rate and the effects of certain legal entity restructurings.

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

Years Ended December 31, 2007 and 2006

Revenue for the year ended December 31, 2007 was $462.4 million, compared to $386.2 million in 2006, an increase of $76.2 million, or 20%. This increase is primarily due to increased activities in the Top Drive segment, particularly top drive sales and after-market sales and support due to the substantial increase in the top drive unit sales and increased activity in the Tubular Services and CASING DRILLING segments. Included in CASING DRILLING revenues for 2006 is $9.0 million from contract CASING DRILLING activities which were discontinued in 2006.

Operating Income for the year ended December 31, 2007 was $48.5 million, compared to $60.9 million in 2006, a decrease of $12.4 million. This decrease is primarily attributable to decreased operating income in Tubular Services, increased losses in our CASING DRILLING business, increased costs in our Research and Engineering segment and increased selling, general and administrative expenses which were partially offset by increased operating income from Top Drives. Results for each business segment are discussed in further detail below.

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

Revenue and operating income by segment and net income for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Years Ended December 31,				% Change
	2007		2006
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$127,592		$81,521		57
-After-market support	51,872		35,781		45
-Rental operations	109,681		101,902		8

Total Top Drive	289,145	63	219,204	57	32
Tubular Services (1)
-Conventional (2)	92,923		104,455		(11)
-Proprietary (2)	65,732		38,849		69

Total Tubular Services	158,655	34	143,304	37	11
CASING DRILLING	14,578	3	23,669	6	(38)

Total Revenues	$462,378	100	$386,177	100	20

OPERATING INCOME (3)
Top Drive	$80,741	28	$66,881	30	21
Tubular Services	23,654	15	33,082	23	(28)
CASING DRILLING	(14,082)	(97)	(6,674)	(28)	(111)
Research and Engineering	(12,011)	n/a	(5,956)	n/a	(102)
Corporate and Other	(29,782)	n/a	(26,430)	n/a	(13)

Total Operating Income	$48,520	10	$60,903	16	(20)

NET INCOME	$32,302	7	$30,545	8	6

(1)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified 2007 and 2006 revenues of approximately $14.6 million and $23.7 million, respectively, and prior year operating losses of approximately $14.1 million and $6.7 million, respectively, from the former Casing Services segment to the CASING DRILLING segment to conform to our current year presentation.

(2)	At the end of 2007, we commenced the presentation of Tubular Services revenue according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS and certain part sales and services were included with conventional services. However, since these activities use proprietary and patented technology, we now include them with our proprietary information. Accordingly, we have reclassified 2007 and 2006 revenues of approximately $15.3 million and $0.9 million, respectively, related to these sales from conventional to proprietary to conform to our current year presentation.

(3)	We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total overhead costs at a consolidated level based on a percentage of global revenues. During 2008, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred overhead costs at the business unit level. Using this information, we have reclassified our 2007 and 2006 segment operating results to conform to the current year presentation. This reclassification resulted in an increase of $12.3 million and $2.0 million in operating income in the Top Drive segment for 2007 and 2006, respectively, and a corresponding decrease of $12.3 million and $2.0 million in the Tubular Services segment for 2007 and 2006, respectively.

Top Drive Segment

Our Top Drive segment is comprised of top drive sales, after-market sales and support and top drive rental activities.

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

Revenues from top drive rental activities increased $7.8 million, or 8%, to $109.7 million as compared to 2006, primarily due to higher average rental rates offset by a decrease in the number of operating days, but offset by downtime associated with used units being removed from operations to be prepared for sale. We sold 8 used units from our rental fleet in 2007, and added 13 units. We also experienced downtime between when the new units were manufactured and when the new units were mobilized for operations. The number of top drive operating days and average daily operating rates for 2007 and 2006 and the number of rental units in our fleet at year-end 2007 and 2006 were:

	Years Ended December 31,
	2007	2006
Number of operating days	23,086	23,873
Average daily operating rates	$4,310	$3,653
Number of units in rental fleet, end of year	110	115

We define an operating day as a day that a unit in our rental fleet is under contract and operating. We do not include stand-by days in our definition of an operating day.

A stand-by day is a day in which we are paid an amount, which may be less than the full contract rate, to have a top drive rental unit available to a customer but that unit is not operating. In 2007, stand-by revenues from rental operations decreased $4.2 million to $10.5 million due to increased operating demand for our top drive rental units.

Operating Income—Top Drive Operating Income for the year ended December 31, 2007 increased $13.9 million to $80.7 million compared to 2006. This increase was primarily driven by the increase in the number of top drive units sold in 2007 compared to 2006 (122 units in 2007 compared to 94 units in 2006), higher sales margins on our used top drive sales and the reversal of $2.2 million in warranty reserves, partially offset by increased manufacturing costs of our top drives and lower margins in our rental business due to costs related to reallocating our fleet from North American markets to international markets, start-up costs related to new contracts in certain international markets, particularly Mexico, and increased maintenance, refurbishment and recertification costs due to the high utilization of our rental fleet. Our increased manufacturing costs were primarily driven by the weakening of the U.S. dollar, as a majority of our manufacturing costs are incurred in Canadian dollars, and increased costs associated with the disruption of installing a new planning system in our manufacturing plant earlier in the year and the introduction of the two new “X” series top drives into production. The reversal of certain of our warranty reserve in 2007 relates to reserves originally provided in 2005 related to load path parts of certain equipment sold to customers and used in our rental fleet and in 2006 to correct technical problems with our EMI 400 top drives as substantially all of our warranty work was completed at December 31, 2007. For further description of the reversal of certain warranty reserves, see Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).

Tubular Services Segment

Revenues—Revenues for the year ended December 31, 2007 increased $15.4 million to $158.7 million as compared to 2006. The increase in revenue reflects increased activity in both conventional and proprietary casing running services, primarily in North America. Our proprietary tubular services business generated revenue of $65.7 million in 2007, an increase of $26.9 million, or 69%, from 2006, which is primarily due to our proprietary job activity as our job count increased from 1,134 in 2006 to 1,406 in 2007. Our revenues related to the sale of CDS and related equipment was approximately the same between the two periods. The proprietary job count increase is a reflection of our proprietary Casing Drive System™ fleet which increased from 155 units at December 31, 2006 to 177 units at December 31, 2007.

Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations. Our Conventional Tubular Services business generated revenue of $92.9 million in 2007, a decrease of $11.5 million from 2006, primarily due to our shift in job focus from conventional to proprietary services.

Operating Income—Tubular Services’ operating income for the year ended December 31, 2007 decreased $9.4 million to $23.7 million compared to 2006. The decrease in Tubular Services’ 2007 operating income compared to 2006 was primarily driven by an increased cost base, including labor and benefit costs, resulting from competitive pressures in the industry and increased costs associated with the expansion of our Tubular Services businesses throughout the world.

CASING DRILLING Segment

Revenues—CASING DRILLING revenue in 2007 was $14.6 million compared to $23.7 million in 2006. Included in CASING DRILLING revenues for 2006 is $9.0 million in revenues from contract CASING DRILLING rig activities which were discontinued in late 2006. As of December 31, 2006, we no longer provide contract drilling rig services. Our 2007 CASING DRILLING revenues were approximately equal to those in 2006 excluding the 2006 CASING DRILLING revenues related to our contract drilling rig activities. Included in our 2007 CASING DRILLING revenues was $1.0 million for mobilization efforts for an offshore Norway project which has been indefinitely suspended.

Operating Income—CASING DRILLING’s operating loss for the year ended December 31, 2007 increased $7.4 million to a loss of $14.1 million compared to a loss of $6.7 million in 2006. The increase in CASING DRILLING’s 2007 operating loss compared to 2006 was primarily driven by an increased cost base and increased costs associated with the build-up of resources for our CASING DRILLING business throughout the world. As we increased our revenues we expect our margins to substantially improve.

Research and Engineering Segment

Research and Engineering’s operating loss is comprised of our activities related to the design and enhancements of our top drive models and proprietary equipment and was $12.0 million for 2007, an increase of

$6.0 million from 2006. This increase is primarily due to expenditures related to the development and market introduction of a new generation of hydraulic and electric top drives in the summer of 2007 and additional product development activity focusing on the commercialization and enhancement of existing proprietary technologies in our Tubular Services and CASING DRILLING businesses.

Corporate and Other

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the year ended December 31, 2007 increased $3.4 million to a $29.8 million loss compared to 2006. This increase is primarily due to the professional fees incurred in the first quarter of 2007 as a result of our transition from a foreign private issuer to a U.S. reporting company, the various issues and events related to the delayed filing of our initial Annual Report on Form 10-K for the year ended December 31, 2006, the increased auditing fees associated with our initial year of testing our internal controls pursuant to Section 404 of the Sarbanes Oxley Act, costs associated with the restatements of our quarterly results for the second and third quarters of 2006 and the costs associated with our self-initiated review of the Company’s stock option practices and related accounting. Corporate and Other’s operating loss includes bad debt expense (benefit) which was $1.2 million for 2007 and ($1.7) million for 2006. The 2006 bad debt benefit reflects the collection of a receivable previously written off when the customer filed for bankruptcy in 2003.

Net Income

(in thousands):	Years ended December 31,
	2007		2006
		% of revenue		% of revenue
Operating Income	$48,520	10	$60,903	16
Interest Expense	4,324	1	4,542	1
Interest Income	(1,150)	—	(1,331)	—
Foreign Exchange Losses	2,899	—	1,068	—
Other (Income) Expense	(18)	—	3,016	1
Income Taxes	10,163	2	23,309	6

Net Income Before Cumulative Effect of Accounting Change	$32,302	7	$30,299	8

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

Other (Income) Expense—Other (Income) Expense includes non-operating income and expenses, including investment activities. Following is a detail of the significant items that are included in Other (Income) Expense for 2007 and 2006 (in thousands):

	Years ended December 31,
	2007	2006
Expiration of Turnkey Warrants	$1,176	—
Reversal of accrued interest and penalties related to Mexico tax claim	(1,341)	—
Withholding tax and penalty accrual in a foreign jurisdiction	—	2,589
Other	147	427

Other (Income) Expense	$(18)	$3,016

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

QUARTERLY PERIOD ENDED DECEMBER 31, 2008

Revenues and operating income by business segment and net income for each of the three month periods ended December 31, 2008, September 30, 2008 and December 31, 2007 were (in thousands):

	Three Month Period Ended
	December 31, 2008	September 30, 2008	December 31, 2007
REVENUES
Top Drives:
-Sales	$43,125	$45,958	$33,854
-Aftermarket sales and service	17,136	17,022	15,497
-Rental	29,758	27,720	28,339

Total Top Drive	90,019	90,700	77,690

Tubular Services (1):
-Conventional (2)	16,835	$18,882	$26,221
-Proprietary (2)	26,188	23,902	14,153

Total Tubular Services	43,023	42,784	40,374
CASING DRILLING	6,354	6,537	6,317

Total Revenues	$139,396	$140,021	$124,381

OPERATING INCOME (3)
Top Drive	$26,120	$32,090	$20,567
Tubular Services	5,049	7,396	5,251
CASING DRILLING	(3,421)	(3,055)	(2,177)
Research and Engineering	(2,909)	(2,561)	(3,472)
Corporate and Other	(7,966)	(8,470)	(6,835)

Total Operating Income	$16,873	$25,400	$13,334

NET INCOME	$11,968	$17,581	$6,589

(1)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassed revenues for the three months ended September 30, 2008 and December 31, 2007 of approximately $6.5 million and $6.3 million, respectively, and operating losses for the three months ended September 30, 2008 and December 31, 2007 of approximately $3.1 million and $2.2 million, respectively, from the former Casing Services segment to the CASING DRILLING segment to conform to our current year presentation.

(2)	At the end of 2007, we commenced the presentation of Tubular Services revenue according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS and certain parts sales and services were included with conventional services. However, since these activities use proprietary and patented technology, we now include them with our proprietary information. Accordingly, we have reclassified revenues of approximately $2.7 million related to these activities from conventional to proprietary for the three months ended December 31, 2007 to conform to our current year presentation.

(3)

We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total overhead costs at a consolidated level based on a percentage of global revenues. During the current year, we were able to identify and capture, where appropriate, the specific operating segments in which we incurred overhead costs at the business unit level. Using this information, we have reclassified our prior year segment operating results to conform to the current year presentation. This reclassification resulted in an increase of $5.5 million in operating income in the Top Drive segment and a corresponding decrease of $5.5 million in the Tubular Services segment for the three months ended December 31, 2007.

Quarterly Period Ended December 31, 2008 Compared to Quarterly Period Ended September 30, 2008

Revenue for the three months ended December 31, 2008 was $139.4 million, compared to $140.0 million for the three months ended September 30, 2008, a decrease of $0.6 million, due to a decrease of $0.7 million in the Top Drive segment, partially offset by an increase of $0.2 million in the Tubular Services segment. CASING DRILLING revenues were approximately the same across the periods.

Operating income for the three months ended December 31, 2008 was $16.9 million, compared to $25.4 million for the three months ended September 30, 2008, a decrease of $8.5 million, or 34%, primarily attributable to a $6.0 million decrease in the Top Drive business segment and a $2.3 million decrease in the Tubular Services segment.

Net income for the three months ended December 31, 2008 was $12.0 million, compared to $17.6 million for the three months ended September 30, 2008, a decrease of $5.6 million, or 32%. This decrease was primarily the result of lower operating income and an increase in the effective tax rate, partially offset by increased foreign exchange gains during the three months ended December 31, 2008.

Top Drive Segment

The decrease in the Top Drive segment revenues is primarily the result of decreased revenues from used top drive sales and aftermarket support activities. During the three months ended December 31, 2008, we sold 38 top drive units (37 new units and 1 used unit) as compared to 38 units (32 new units and 6 used units) during the three months ended September 30, 2008. Typically, used units sold from our rental fleet generate higher income due to their lower carrying values on our balance sheet. Of the new top drive units sold during the three months ended December 31, 2008, 13 units were smaller units that typically earn smaller profits, compared to 11 units of this type sold during the three months ended September 30, 2008. During the three months ended December 31, 2008 we delivered 8 units to our rental fleet.

Our top drive rental revenues increased $2.0 million compared to the three months ended September 30, 2008 resulting from increased prices for units rented in North America during the three months ended December 31, 2008. This increase was partially offset by a 3% decrease in operating days, due to the time lag that occurred when used units sold from the rental fleet were prepared for sale and prior to the time that the new replacement units were mobilized for operations.

Top Drive operating income decreased $6.0 million primarily due to a decreased number of used top drive sales and a margin decrease due to the sale of smaller new top drive units discussed above.

Tubular Services Segment

The increase in the Tubular Services segment revenues was primarily attributable to an increase of $2.3 million, or 10%, in proprietary revenues. This increase resulted from an increased number of proprietary jobs performed from 496 jobs last quarter to 540 during the three months ended December 31, particularly in North America. The increase in the number of jobs during the three months ended December 31, 2008 was due in part to projects that were delayed from the three months ended September 30, 2008 because of Hurricanes Gustav and Ike. The increase in proprietary revenues was mostly offset by a $2.0 million decrease in conventional revenues as we continue to shift the focus of our business to our proprietary product offerings.

Tubular Services operating income decreased $2.3 million, or 32%, primarily due pricing pressures during the three months ended December 31, 2008 that resulted in decreased margins, while our labor, fuel and maintenance costs increased due to the increase in the volume of work performed.

CASING DRILLING Segment

Our CASING DRILLING revenues were essentially unchanged between the two periods, with revenues of $6.4 million for the three months ended December 31, 2008 and $6.5 million for the three months ended September 30, 2008.

We recognized $0.4 million in additional losses during the three months ended December 31, 2008 in our CASING DRILLING business compared to the previous quarter. This was a result of flat revenues and increased maintenance, freight, travel and depreciation expenses as we worked to expand our global product offering.

Research and Engineering Segment

R&E expenses for the three months ended December 31, 2008 increased $0.3 million to $2.9 million compared to the three months ended September 30, 2008, in part due to $0.2 million in patent fees incurred during the three months ended December 31, 2008. The remaining $0.2 million increase was due to an increase in product development work.

Corporate and Other

Corporate and Other expenses decreased $0.4 million to $8.0 million for the three months ended December 31, 2008 compared to $8.4 million for the three months ended September 30, 2008 due to a $1.3 million decrease in incentive compensation related to lower quarterly earnings, offset by a $0.7 million increase in compensation expense.

Net Income

Net income for the three months ended December 31, 2008 was $12.0 million, compared to $17.6 million for the three months ended September 30, 2008, a decrease of $5.6 million, or 32%. This decrease is primarily due to the decrease in operating income discussed above and an increase in the effective tax rate from 27% during the three months ended September 30, 2008 to 31% during the three months ended December 31, 2008, slightly offset by increased foreign exchange gains recognized during the three months ended December 31, 2008 due to the strengthening of the U.S. dollar.

Quarterly Period Ended December 31, 2008 Compared to Quarterly Period Ended December 31, 2007

Revenue for the three months ended December 31, 2008 was $139.4 million, compared to $124.4 million for the three months ended December 31, 2007, an increase of $15.0 million or 12%, due to an increase of $12.3 million in the Top Drive segment and a $2.7 million increase in the Tubular Services segment. CASING DRILLING segment revenues remained the same for both periods.

Operating income for the three months ended December 31, 2008 was $16.9 million, compared to $13.3 million for the three months ended December 31, 2007, an increase of $3.5 million, or 27%. This increase is primarily due to an increase of $5.6 million in the Top Drive segment, offset by a decrease of $1.2 million in the CASING DRILLING segment and additional Corporate and Other expenses of $1.1 million.

Net income for the three months ended December 31, 2008 was $12.0 million, compared to $6.6 million for the three months ended December 31, 2007, an increase of $5.4 million, or 82%. This increase was primarily the result of higher operating income and increased foreign exchange gains, partially offset by an increase in the effective tax rate during the three months ended December 31, 2008.

Top Drive Segment

The increase in the Top Drive segment revenues is primarily the result of increased average new top drive sales prices, the increase in used units sold and increased aftermarket support activities. During the three months ended December 31, 2008, we sold 38 top drive units (37 new units and 1 used unit) as compared to 29 units (20 new units and 9 used units) during the three months ended December 31, 2007. The increase in new top drive unit sales was in response to strong market demand. Our top drive rental revenues increased $1.4 million due to increased day rates; operating days were approximately the same for the two periods.

Top Drive operating income increased $5.6 million primarily due to increased top drive sales as discussed above, partially offset by lower rental margins. These lower margins resulted from increased refurbishment and maintenance costs associated with the high utilization of our rental fleet during the current year period and refurbishment costs associated with the preparation of certain used top drive units for sale.

Tubular Services Segment

Our Tubular Services segment revenues increased $2.6 million between the two periods. The increase in our proprietary revenues of $12.0 million was associated with a 42% increase in our proprietary casing running services and a $1.3 million increase in CDS parts sales compared to the same period last year. The decrease in conventional revenues of $9.4 million was due to our shift from conventional to proprietary work.

Tubular Services operating income decreased $0.2 million, or 4%, primarily due to increased depreciation expenses and fuel prices in 2008.

CASING DRILLING Segment

Revenues for CASING DRILLING remained relatively the same at $6.4 million for the three months ended December 31, 2008 compared to $6.3 million for the same period last year.

CASING DRILLING’s operating loss increased $1.2 million, or 57%, to a loss of $3.4 million compared to the same period in 2007. This increased loss is primarily due to increased labor and depreciation costs as we expand this business.

Research and Engineering Segment

R&E expenses for the three months ended December 31, 2008 were $2.9 million, compared to $3.5 million for the three months ended December 31, 2007 primarily due to decreased product development activities on our top drive models during the current year period.

Corporate and Other

Corporate and Other expenses increased to $8.0 million for the three months ended December 31, 2008 as compared to $6.8 million for the three months ended December 31, 2007. This increase is primarily due to a $0.6 million increase in compensation expense from the same period in 2007.

Net Income

Net income for the three months ended December 31, 2008 was $12.0 million, compared to $6.6 million for the three months ended December 31, 2007, an increase of $5.4 million, or 82%. This increase is primarily due increased operating income discussed above and a $1.2 million loss in 2007 from the expiration of the Turnkey warrants.

LITIGATION AND CONTINGENCIES

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. As described in Part I, Item 3 of this Form 10-K (Legal Proceedings) and in Notes 8 and 10 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and

Supplementary Data), we are currently subject to litigation regarding certain competitor patents and regarding taxes in Mexico. Our estimates of exposure related to this litigation represent our best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings. We do not believe that any such proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position as of December 31, 2008 and 2007 was as follows (in thousands):

	December 31,
	2008	2007
Cash	$20,619	$23,072
Current portion of long term debt	(10,171)	(9,991)
Long term debt	(39,400)	(70,803)

Net Debt	$(28,952)	$(57,722)

The decrease in Net Debt during 2008 was primarily due to using our cash provided by operations to reduce our outstanding debt balances by $31.2 million. We have reported Net Debt because we regularly review Net Debt as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement.

On December 21, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $20.0 million as of December 31, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of December 31, 2008, we had $5.5 million in letters of credit outstanding under our credit facility and $100.1 million available under the Revolver.

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

As of December 31, 2008, we believe that we are in compliance with our debt covenants in the Amended Credit Agreement. For further description of the Amended Credit Agreement, see Note 6 to the Consolidated Financial Statements in this Form 10-K (Financial Statements and Supplementary Data).

Outstanding borrowings under our revolving credit facility were $39.4 million and the outstanding balance on our term loan was $10.0 million as of December 31, 2008. Our credit facility is maintained by a syndicate of seven banks, none of which have indicated any insolvency issues to us.

Our investment in working capital, excluding cash and current portion of long term debt, decreased $14.4 million to $134.9 million at December 31, 2008 from $149.3 million at December 31, 2007. The decrease during 2008 was primarily attributable to reductions in our inventory, offset by a decrease in our accounts payable.

Our manufacturing capacity has been expanded to meet our customer and internal demand and allows us to build 12 to 16 top drive units per month, depending on system complexity. The resulting increase in top drive units sold to customers has increased our installed base throughout the world, which has provided expansion opportunities for our after-market sales and service business. Additionally, excluding one customer, we have seen a shift in market demand to larger, more complex units. These factors have driven our increase in inventory levels. We believe that our top drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce. In addition, we must maintain additional inventory of long lead time items and semi-finished goods to support our after-market sales and service business and our manufacturing operations. In 2006 we initiated a Sales and Operational Planning program to balance market demand with inventory and our ability to supply top drives. In mid-2008, we initiated a Global Distribution Center (“GDC”) in order to more closely monitor our global parts inventory and to provide our operating locations with a centralized purchasing center. We believe the GDC will improve our purchasing power with suppliers and allow us to provide inventory parts to our customers around the world in a more expedient manner. Based on current market activity, we believe that 2009 new unit sales will be somewhat less than 2008, but that our after-market services will sustain better due to the size of our installed base around the globe. We intend to manage our current production levels in response to demand fluctuations.

Following is the calculation of working capital, excluding cash and current portion of long term debt, at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Current Assets	$238,908	$253,185
Current Liabilities	(93,606)	(90,775)

Working Capital	145,302	162,410
Less:
Cash and Cash Equivalents	(20,619)	(23,072)
Current Portion of Long Term Debt	10,171	9,991

Working Capital, Excluding Cash and Current Portion of Long Term Debt	$134,854	$149,329

During 2008, our capital expenditures were $79.3 million, primarily related to the revitalization of our rental top drive fleet, additions of proprietary tubular services equipment in the Tubular Services segment and additions of proprietary equipment in the CASING DRILLING segment. We project our capital expenditures for 2009 to be approximately $40 to $50 million. In 2008, we established a top drive fleet revitalization initiative, under which we sold 19 top drives and replaced them with 35 new units. The planned decrease from our 2008 capital spending levels is directly related to the completion of this project, along with our 2009 strategy to judiciously apply our capital spending in markets that will perform in spite of the worldwide economic slowdown.

We believe that during 2009, cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund our working capital needs and capital expenditures.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt obligations	$49,571	$10,171	$39,400	$—	$—
Operating lease obligations	16,851	4,406	6,185	3,546	2,714
Interest	3,725	1,227	2,498	—	—
Manufacturing purchase commitments	33,651	33,651	—	—	—

	$103,798	$49,455	$48,083	$3,546	$2,714

Future interest payments were forecast based upon the applicable rates in effect at December 31, 2008 of 1.99% for the Secured Revolver and 4.44% for the Term Loan.

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

For the years ended December 31, 2008, 2007 and 2006, no single customer represented more than 10% of total revenue.

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

In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to avoid future liabilities and complying with environmental, legal, and regulatory requirements. On occasion, we are involved in specific environmental claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. Our Quality, Health, Safety and Environment group has programs in place to maintain environmental compliance and to prevent the occurrence of environmental contamination.

We do not expect costs related to these remediation activities to have a material adverse effect on our consolidated financial position, results of operations or cash flows. During 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.9 million in soil remediation costs to prepare the property for sale; these costs have been capitalized and are reported as an increase in the property’s net book value as of December 31, 2008. Other than these expenditures, we did not incur any material costs in 2008, 2007 or 2006 as a result of environmental protection requirements, nor do we anticipate environmental protection requirements to have any material financial or operational effects on our capital expenditures, earnings or competitive position in future years.

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

In addition, in the event that Turnkey proposes development of a product or service (the “New Technology”) that we do not want to design, test and/or commercialize, Turnkey shall have a limited, nonexclusive, nontransferable license to develop, manufacture and use the New Technology for its own internal purposes. If we subsequently decide to manufacture the New Technology, we shall give notice to Turnkey, and Turnkey shall thereafter be obliged to purchase any additional products containing the New Technology from us at the prices set forth above. In that event, we shall repay Turnkey three times the documented development cost of the New Technology. All intellectual property rights in any way related to inventions made or conceived or reduced to practice within the oilfield services field pursuant to the Consulting Agreement will belong to us. During 2008 and 2007, Turnkey purchased $1.0 million and $0.7 million, respectively, of products and services from us pursuant to the Consulting Agreement. In November 2008, Turnkey filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we recognized bad debt expense of $0.4 million associated with a write-off of accounts receivable due to us from Turnkey.

During 2007 prior to the effective date of the Consulting Agreement discussed above and during 2006, Turnkey purchased other CASING DRILLING-related and other services and equipment from us in the amount of $1.9 million and $2.2 million, respectively. The prices we charged Turnkey prior to July 16, 2007 were on terms similar to those that we charge other third parties. After that date, Turnkey was charged rates as specified in the Consulting Agreement. Also, during 2006, we provided drilling rigs to our CASING DRILLING customers which we had leased from a third party. The crews for these drilling rigs were provided to us by Turnkey pursuant to a Rig Personnel Supply Agreement. Turnkey charged us $5.1 million to supply these drilling rig crews in 2006 which represents the actual cost incurred by Turnkey plus a 15% markup. The Rig Personnel Supply Agreement terminated in late 2006. However, pursuant to that agreement, TESCO has since indemnified Turnkey for $0.5 million in third party claims arising under that agreement. Prior to the effective date of the Consulting Agreement discussed above, we believe that the prices we charged Turnkey and Turnkey charged us were on terms similar to those that would have been available from other third parties.

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

St. Mary Land & Exploration Company

Our President and Chief Executive Officer is a member of the Board of Directors of St. Mary Land & Exploration Company (“St. Mary”). St. Mary is engaged in the exploration, development, acquisition and production of natural gas and oil in the U.S. During 2008 St. Mary did not purchase any services from us. During 2007 and 2006, St. Mary purchased $0.1 million and $0.6 million, respectively, in top drive rental and Tubular Services from us. We believe that the prices we charged St. Mary were on terms similar to those provided to other third parties.

Helix Energy Solutions Group, Inc.

Our former Chief Financial Officer was a member of the Board of Directors of Helix Energy Solutions Group, Inc. (“Helix”). Helix is an international offshore contract services provider and oil and gas exploration, development and production company. During 2008 Helix did not purchase any services from us. During 2007, Helix purchased and $0.1 million in Tubular Services from us. We believe that the prices we charged Helix were on terms similar to those provided to other third parties.

Bennett Jones LLP

Additionally, our primary outside counsel in Canada is Bennett Jones LLP. One of our directors is counsel at Bennett Jones LLP. During each of the years 2008, 2007 and 2006, we paid approximately $0.4 million for services from Bennett Jones LLP, excluding reimbursement by us of patent filing fees and other expenses. We believe that the rates we paid Bennett Jones LLP for services are on terms similar to those that would have been available from other third parties.

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

Foreign Currency Translation—The U.S. dollar is the functional currency for most of our worldwide operations. For foreign operations where the local currency is the functional currency, specifically our Canadian operations, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income in shareholders’ equity. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period.

Revenue Recognition—We recognize revenues when the earnings process is complete and collectability is reasonably assured when title and risk of loss of the equipment is transferred to the customer, with no right of return. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For services and rental activities, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

Accounting for Stock-Based Compensation—We recognize compensation expense on stock-based awards to employees, directors and others. For those awards that we intend to settle in stock, compensation expense is based on the calculated fair value of each stock-based award at its grant date, the estimation of which may require us to make assumptions about the future volatility of our stock price, rates of forfeiture, future interest rates and the timing of grantees’ decisions to exercise their options.

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

Impairment of Long-Lived Assets, Goodwill and Intangibles—Long-lived assets, which include property, plant and equipment, goodwill and intangible and other assets, comprise a substantial portion of our assets. The carrying value of these assets is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This requires us to forecast future cash flows to be derived from the utilization of these assets based upon assumptions about future business conditions or technological developments. Significant, unanticipated changes in circumstances could make these assumptions invalid and require changes to the carrying value of our long-lived assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the source of accounting principles and the framework for selecting the principles to be used in preparing financial statements presented in conformity with U.S. GAAP. Furthermore, it arranges these sources of U.S. GAAP in a hierarchy for users to apply accordingly. This statement was effective November 15, 2008 and the adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt the provisions of SFAS No. 161 on January 1, 2009 and are currently reviewing the impact of the adoption of this statement. It is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. We will adopt the provisions SFAS No. 160 on January 1, 2009 and do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 R, “Business Combinations (a revision of Statement No. 141,” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) is effective January 1, 2009 for certain income tax effects of prior acquisitions. In February 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-a”), which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). The recently issued FSP 141(R)-a is also effective January 1, 2009. We are currently evaluating the potential impact of this statement. It is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of SFAS No. 157 for our financial assets and liabilities and those items for which we have measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on our financial position and results of operations. For additional information see “Fair Value Reporting,” below. As provided by FSP No. 157-2, we have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities, primarily its goodwill and intangible assets, and is currently evaluating the impact, if any, that this statement will have on our financial statements as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis. In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 became effective immediately and did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We did not elect to adopt the fair value provisions of SFAS No. 159 on January 1, 2008. Therefore, the adoption did not have a material impact on our financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recognized no material adjustment in our accrual for uncertain tax positions. At the date of adoption, we had an accrual for uncertain tax positions of $1.4 million which was $0.6 million as of December 31, 2007 and $1.2 million as of December 31, 2008. Please see Item 8, Footnote 8 for further discussion of these accruals. We recognize interest related to uncertain tax positions in Interest Expense and penalties related to uncertain tax positions are recognized in Other Expense. At December 31, 2007, we had accrued $0.1 million, and at December 31, 2008, we had accrued $0.3 million for the potential payment of interest and penalties on uncertain tax positions.

SHARE CAPITAL

We have an unlimited number of Common Shares authorized for issuance. At February 23, 2009, there were 37,520,308 Common Shares issued and outstanding. At December 31, 2008, there were 1,479,054 outstanding options and 744,607 restricted stock awards exercisable into Common Shares.

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

At December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million at a weighted average exchange rate of 1.00 to hedge approximately 50% of the Canadian dollar requirements of our Canadian manufacturing operations. Although the forward currency contracts were entered into as an economic hedge of our currency exchange risk, they are not designated as a hedge for accounting purposes. Instead, they are accounted for using a fair value model with changes in each period being recorded in Foreign Exchange Losses in our Consolidated Statements of Income. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded an asset of $0.1 million to record these foreign currency forward contracts at fair value at December 31, 2007, and to recognize the unrealized gain. During the year ended December 31, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. We subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million.

We were not party to any derivative financial instruments at December 31, 2008.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to our credit facility at December 31, 2008 was approximately $37.5 million. We also have long term debt in the form of a term loan. The fair value of our term loan debt at December 31, 2008 was approximately $9.6 million. A one percent change in interest rates would increase or decrease interest expense $0.5 million annually based on amounts outstanding at December 31, 2008.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks. The recent volatility in the capital and credit markets could have a significant impact on our industry and us directly. Please see Part I, Item 1A. of this Form 10-K (“Risk Factors”) for further discussion of these recent risks.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2008, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment using the COSO criteria we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter and year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Items 10 through 14 will be included in TESCO’s Proxy Statement for our 2009 Annual Meeting of the Shareholders, and are incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included under the section captioned “Election of Directors (Proposal 2)” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be included under the sections captioned “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors (Proposal [3])” in our Proxy Statement for the 2009 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(b)	Exhibits

Exhibit No.	Description
3.1*	Restated Articles of Amalgamation of Tesco Corporation, dated May 29, 2007 (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.3 to Tesco Corporation’s Registration Statement on Form S-8 filed with the SEC on November 13, 2008)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	Amended and Restated Credit Agreement dated as of June 5, 2007 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2007)

10.2*	Amendment to Credit Agreement dated December 21, 2007 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 26, 2007)

Exhibit No.	Description
10.3*	Second Amendment to Credit Agreement dated as of March 19, 2008 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 20, 2008)

10.4*	Consulting Agreement and Intellectual Property Rights Assignment by and between Tesco Corporation, Turnkey E&P Inc. and Robert M. Tessari (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on November 19, 2007)

10.5*	Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.6*	Preferred Supplier Agreement between Tesco Corporation and Turnkey E&P Inc., dated December 13, 2005 (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.7*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.8*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 21, 2007)

10.9*+	Employment Agreement effective December 31, 2008 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2008)

10.10*+	Employment Agreement effective August 18, 2008 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 5, 2008)

10.11*+	Employment Agreement effective December 31, 2007 between Tesco Corporation and Nigel Lakey (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.12*+	Employment Agreement effective December 31, 2007 between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.13+	Employment Agreement effective December 31, 2007 between Tesco Corporation and James Lank

10.14*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.15*+	Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.16*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.17*+	Tesco Corporation Short Term Incentive Plan 2007 (incorporated by reference to Exhibit 10.19 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.18*+	Tesco Corporation Short Term Incentive Plan 2008 (incorporated by reference to Exhibit 10.20 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.19+	Tesco Corporation Short Term Incentive Plan 2009

Exhibit No.	Description
14*	Tesco Corporation Code of Conduct (incorporated by reference to Exhibit 14.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)
21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: February 27, 2009

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

Signature	Title	Date

/s/ JULIO M. QUINTANA Julio M. Quintana	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ ROBERT L. KAYL Robert L. Kayl	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ NORMAN W. ROBERTSON Norman W. Robertson	Chairman of the Board	February 27, 2009

/s/ FRED J. DYMENT Fred J. Dyment	Director	February 27, 2009

/s/ GARY L. KOTT Gary L. Kott	Director	February 27, 2009

/s/ R. VANCE MILLIGAN R. Vance Milligan	Director	February 27, 2009

/s/ PETER K. SELDIN Peter K. Seldin	Director	February 27, 2009

/s/ MICHAEL W. SUTHERLIN Michael W. Sutherlin	Director	February 27, 2009

/s/ ROBERT M. TESSARI Robert M. Tessari	Director	February 27, 2009

/s/ CLIFTON T. WEATHERFORD Clifton T. Weatherford	Director	February 27, 2009

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION

AND CONSOLIDATED SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tesco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tesco Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes uncertainties in 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments in 2006.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2009

TESCO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$20,619	$23,072
Accounts Receivable Trade, net	97,747	87,903
Inventories, net	96,013	117,425
Deferred Income Taxes	10,996	12,000
Prepaid and Other Assets	13,533	12,785

Total Current Assets	238,908	253,185
Property, Plant and Equipment, net	208,968	169,812
Goodwill	28,746	29,829
Deferred Income Taxes	9,066	9,901
Intangible and Other Assets	7,545	10,210

TOTAL ASSETS	$493,233	$472,937

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$10,171	$9,991
Accounts Payable	38,946	49,724
Deferred Revenues	16,638	9,825
Warranty Reserves	3,326	3,045
Income Taxes Payable	8,297	—
Accrued and Other Current Liabilities	16,228	18,190

Total Current Liabilities	93,606	90,775
Long Term Debt	39,400	70,803
Deferred Income Taxes	8,197	6,453

Total Liabilities	141,203	168,031

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY
First Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2008 or 2007	—	—
Second Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2008 or 2007	—	—
Common Shares; no par value; unlimited shares authorized; 37,513,861 and 36,844,763 shares issued and outstanding at December 31, 2008 and 2007, respectively	171,384	154,332
Contributed Surplus	15,708	15,972
Retained Earnings	142,752	89,846
Accumulated Comprehensive Income	22,186	44,756

Total Shareholders’ Equity	352,030	304,906

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$493,233	$472,937

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share and share information)

	For the years ended December 31,
	2008	2007	2006
REVENUE
Products	$236,277	$191,927	$129,279
Services	298,665	270,451	256,898

	534,942	462,378	386,177
OPERATING EXPENSES
Cost of Sales and Services
Products	153,301	148,666	104,086
Services	245,896	209,178	179,108

	399,197	357,844	283,194
Selling, General and Administrative	49,005	44,003	36,124
Research and Engineering	11,049	12,011	5,956

Total Operating Expenses	459,251	413,858	325,274

OPERATING INCOME	75,691	48,520	60,903
OTHER EXPENSE
Interest expense	4,503	4,324	4,542
Interest income	(349)	(1,150)	(1,331)
Foreign exchange (gains) losses	(374)	2,899	1,068
Other (income) expense	(265)	(18)	3,016

Total Other Expense	3,515	6,055	7,295

INCOME BEFORE INCOME TAXES	72,176	42,465	53,608
INCOME TAXES	19,270	10,163	23,309

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	52,906	32,302	30,299
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	—	—	246

NET INCOME	$52,906	$32,302	$30,545

Earnings per share:
Basic	$1.42	$0.88	$0.85
Diluted	$1.40	$0.86	$0.83
Weighted average number of shares:
Basic	37,221,495	36,604,338	35,847,266
Diluted	37,832,554	37,403,932	36,593,409

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In Thousands, except share amounts)

	Common Stock Shares	Common Shares	Contributed Surplus	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Balances at December 31, 2005	35,519,739	$131,002	$9,263	$27,836	$35,364	$203,465
Adoption of SAB No. 108	—	—	497	(837)	—	(340)
Components of Comprehensive Income:
Net Income	—	—	—	30,545	—	30,545
Currency Translation Adjustment	—	—	—	—	(5,194)	(5,194)
Unrealized Losses on Securities, net of tax	—	—	—	—	(899)	(899)

Total Comprehensive Income						24,452
Issuance and Exercise of Stock Options	499,507	8,264	3,588	—	—	11,852

Balances at December 31, 2006	36,019,246	139,266	13,348	57,544	29,271	239,429
Components of Comprehensive Income:
Net Income	—	—	—	32,302	—	32,302
Currency Translation Adjustment	—	—	—	—	15,322	15,322
Unrealized Losses on Securities, net of tax	—	—	—	—	(404)	(404)
Reclassification Adjustment for Losses on Securities Included in Net Income, net of tax	—	—	—	—	567	567

Total Comprehensive Income						47,787
Issuance and Exercise of Stock Options	825,517	15,066	2,624	—	—	17,690

Balances at December 31, 2007	36,844,763	154,332	15,972	89,846	44,756	304,906
Components of Comprehensive Income:
Net Income	—	—	—	52,906	—	52,906
Currency Translation Adjustment	—	—	—	—	(22,570)	(22,570)

Total Comprehensive Income						30,336
Issuance and Exercise of Stock Options	669,098	17,052	(264)	—	—	16,788

Balances at December 31, 2008	37,513,861	$171,384	$15,708	$142,752	$22,186	$352,030

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net Income	$52,906	$32,302	$30,545
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Cumulative effect of accounting change, net of tax	—	—	(246)
Depreciation and amortization	33,274	27,033	22,490
Stock compensation expense	6,285	6,521	5,747
Deferred income taxes	(837)	4,266	(5,182)
Amortization of financial items	693	419	386
Gain on sale of operating assets	(16,247)	(15,180)	(4,500)
Changes in components of working capital, net of acquisition
Increase in accounts receivable trade	(11,866)	(4,877)	(24,744)
Decrease (increase) in inventories	6,488	(19,597)	(45,378)
Decrease in income taxes recoverable	2,735	—	1,607
Increase in prepaid and other current assets	(3,698)	(3,396)	(809)
(Decrease) increase in accounts payable	(5,630)	20,192	5,659
Increase (decrease) in accrued and other current liabilities	6,892	(18,350)	15,590
Increase (decrease) in income taxes payable	7,189	(3,069)	3,775
Other, net	(1,437)	(1,001)	—

Net cash provided by operating activities	76,747	25,263	4,940

INVESTING ACTIVITIES
Additions to property, plant and equipment	(79,325)	(65,033)	(46,196)
Proceeds on sale of operating assets	20,926	20,998	6,715
Acquisitions of business, net of cash acquired	—	(21,505)	—
(Increase) decrease in accounts receivable on sale of rigs	—	—	6,000
Other, net	223	1,109	271

Net cash used in investing activities	(58,176)	(64,431)	(33,210)

FINANCING ACTIVITIES
Issuances of debt	52,071	102,085	51,883
Repayments of debt	(80,963)	(65,791)	(48,661)
Proceeds from exercise of stock options	8,436	12,460	6,385
Debt issuance costs	(100)	(511)	—
Excess tax benefit associated with equity based compensation	1,036	651	142

Net cash (used in) provided by financing activities	(19,520)	48,894	9,749

Effect of foreign exchange losses on cash balances	(1,504)	(1,577)	(1,952)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,453)	8,149	(20,473)
Net Cash and Cash Equivalents, beginning of period	23,072	14,923	35,396

Net Cash and Cash Equivalents, end of period	$20,619	$23,072	$14,923

Supplemental Cash Flow Information
Cash paid during the period for interest	$3,390	$2,939	$2,972
Cash paid during the period for income taxes	$9,152	$13,749	$23,905
Cash receipts during the period for interest	$323	$3,557	$1,278
Cash receipts during the period for income taxes	$391	$4,467	$751

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System (“CDS™” or “CDS”) and TESCO’s Multiple Control Line Running System (“MCLRS™” or “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Basis of Presentation

These Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Effective January 1, 2006, TESCO adopted the United States dollar (“U.S. dollar”) as its reporting currency since a majority of its revenue is closely tied to the U.S. dollar and to facilitate comparability to other oil and gas service companies. Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in U.S. dollars. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars. All comparative figures for prior periods have been restated into U.S. dollars by applying the current rate method.

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company incurs costs directly and indirectly associated with its revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of its revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In years prior to 2008, the Company allocated total overhead costs at a consolidated level based on a percentage of global revenues. During 2008, the Company identified and captured, where appropriate, the specific operating segments in which the Company incurred overhead costs at the business unit level. Using this information, the Company has reclassified prior year segment operating results to conform to the current year presentation.

The Company is organized under the laws of Alberta and is therefore subject to the Business Corporation Act (Alberta). The Company is also a reporting issuer (or the equivalent) in each of the provinces of Canada. Effective December 31, 2006, the Company became a U.S. registrant and a domestic filer with the SEC. Through December 31, 2007, the Company filed its financial statements with a reconciliation of its financial statements under U.S. GAAP to Canadian generally accepted accounting principles. This reconciliation is no longer included, as it is no longer required by Canada’s National Instrument 52-102, “Continuous Disclosure Obligations.”

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, valuation of goodwill, valuation and useful lives of intangible assets and long-lived assets, allowance for doubtful accounts, determination of income taxes, contingent liabilities, stock based compensation, purchase price allocations, warranty provisions and investment valuations. These items are covered in more detail in Notes 2, 4, 5, 6, 7, 8, 9 and 10. Management makes these estimates based on its judgment of the likely outcome of future events and there is a risk that the actual outcome will be different than expected and that such differences will have a material financial effect on future reported results.

Note 2—Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenues when the earnings process is complete and collectability is reasonably assured. TESCO recognizes revenues when title and risk of loss of the equipment are transferred to the customer, with no right of return. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For project management services, service and repairs and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

The Company provides product warranties on equipment sold pursuant to manufacturing contracts and provides for the anticipated cost of its warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. The Company periodically reviews its warranty provision to assess its adequacy in light of actual warranty costs incurred. Because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on the Company’s financial statements.

Market for Common Stock

TESCO’s common stock is traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “TESO.” Until June 30, 2008, TESCO’s common stock was also traded on the Toronto Stock Exchange (“TSX”) under the symbol “TEO.” Effective June 30, 2008, the Company voluntarily delisted its shares from the TSX.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of the Company’s worldwide operations except for its Canadian operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. The effects of foreign currency transactions were (gains) losses of ($0.4) million, $2.9 million and $1.1 million in the years 2008, 2007 and 2006, respectively.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

Cash and Cash Equivalents

Cash and Cash Equivalents include investments in highly liquid instruments with original maturities of less than three months, which are readily convertible to known amounts of cash, subject to insignificant risk of changes in value and held to meet operating requirements. At both December 31, 2008 and 2007, Cash and Cash Equivalents consisted entirely of bank balances.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At December 31, 2008 and 2007, the allowance for doubtful accounts on Trade Accounts Receivable was $3.2 million and $1.9 million, respectively.

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

Inventory costs for manufactured equipment are stated at the lower of cost or market using specific identification. Inventory costs for spare parts are stated at the lower of cost or market using the average cost method. The Company performs obsolescence reviews on its slow-moving and excess inventories and establishes reserves based on such factors as usage of inventory on-hand, technical obsolescence and market conditions, as well as future expectations related to its manufacturing sales backlog, its installed base and the development of new products.

At December 31, 2008 and 2007, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2008	2007
Raw materials	$26,049	$63,534
Work in progress	2,648	11,495
Finished goods	67,316	42,396

	$96,013	$117,425

Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2008 and 2007 were $3.0 million and $1.6 million, respectively. During 2007 and 2008, the Company applied $2.7 million and $0.6 million, respectively, of its reserve for excess and obsolete inventory for inventory write downs.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment, other than top drive units in the Company’s rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in the accompanying Consolidated Statements of Income. When top drive units in the Company’s rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income.

Drilling equipment includes related manufacturing costs and overhead. The net book value of used top drive rental equipment sold included in Cost of Sales and Services in the accompanying Consolidated Statements of Income was $2.3 million, $5.1 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008 and 2007, property, plant and equipment, at cost, by major category were as follows (in thousands):

	2008	2007
Land, buildings and leaseholds	$19,251	$17,923
Drilling equipment	262,672	202,064
Manufacturing equipment	7,517	5,235
Office equipment and other	22,884	24,999
Capital work in progress	8,780	18,150

	321,104	268,371
Less: Accumulated depreciation	(112,136)	(98,559)

	$208,968	$169,812

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

Depreciation and amortization expense is included in the Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of sales and services	$32,244	$25,796	$21,523
Selling, general & administrative expense	1,030	1,237	967

	$33,274	$27,033	$22,490

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Depreciation and amortization of property, plant and equipment, including capital leases and intangible assets, is computed on the following basis:

Asset Category	Description	Method	Rate
Land, buildings and leaseholds	Buildings Leasehold improvements	Straight line Straight line	20 years Lease term

Drilling equipment	Top Drive rental units Tubular Services equipment CASING DRILLING equipment Support equipment	Usage Straight line Straight line Straight line	2,600 days 5 – 10 years 5 – 10 years 5 – 10 years

Manufacturing equipment		Straight line	5 – 10 years

Office equipment and other	Computer hardware and software Furniture and equipment Vehicles	Straight line Straight line Straight line	2 – 5 years 3 – 5 years 3 – 5 years

Assets Held for Sale

During the year ended December 31, 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.9 million in soil remediation costs to prepare the property for sale that have been capitalized and are reported as an increase in the property’s net book value as of December 31, 2008. The property has a carrying value of $2.0 million and $1.7 million, net of accumulated depreciation as of December 31, 2008 and December 31, 2007, respectively, and is included in Property, Plant and Equipment in the accompanying Consolidated Balance Sheets.

Investments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The Company elected not to adopt the fair value option provisions of SFAS No. 159 for its financial assets and liabilities. The Company held no investments in equity securities as of December 31, 2008 or December 31, 2007.

The Company accounts for its investment in securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are considered available-for-sale and are reported at fair value based upon quoted market prices in the accompanying Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in Accumulated Other Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold are included in Other (Income) Expense in the Consolidated Statements of Income.

As discussed in Note 11, in 2005 the Company received warrants to purchase one million shares of Turnkey E&P Inc. common stock at C$6.00 which expired on December 13, 2007 without being exercised. As a result,

TESCO CORPORATION

Notes to the Consolidated Financial Statements

the Company recognized a $1.2 million realized loss in 2007, which is included in Other Expense in the accompanying Consolidated Statements of Income. Unrealized loss, net of tax, related to the warrants for the year ended December 31, 2006 was $0.9 million.

Goodwill and Other Intangible Assets

Goodwill, which represents the value of businesses acquired by the Company in excess of the fair market value of all of the identifiable tangible and intangible net assets of the acquired businesses at the time of their acquisition, is carried at the lower of cost or fair value. The Company’s goodwill has an indefinite useful life and is subject to an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. In connection with its annual goodwill impairment assessment performed in the fourth quarter of 2008, the Company performed a step one impairment analysis under the provisions of SFAS No. 142. Management utilized a discounted cash flow methodology to estimate the fair value of the Company’s Tubular Services segment. In completing its step one analysis, management used a five-year projection of discounted cash flows, plus a terminal value determined using the constant growth method to estimate the fair value of the Tubular Services segment. In developing the fair value estimate, certain key assumptions included an assumed discount rate of 15% and an assumed long-term growth rate of 3%. Based on the results of the step one impairment test, management concluded that no impairment was indicated during the years ended December 31, 2008, 2007 or 2006. If a future impairment loss is recognized, it will be charged to income and disclosed separately in the Consolidated Statements of Income.

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationship intangible assets are amortized on a straight-line basis over their weighted average estimated useful life of four years, the patents are amortized on a straight-line basis over an estimated useful life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the weighted average term of the agreements of five years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. No impairment losses were incurred during the years ended December 31, 2008, 2007 or 2006. If a future impairment loss is recognized, it will be charged to income and disclosed separately in the Consolidated Statements of Income.

For a description of the change in Goodwill and Other Intangible Assets during 2008 and 2007, see Note 4 below.

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

During the year ended December 31, 2007, the Company entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded an asset of $0.1 million to record these foreign currency forward contracts at fair value at December 31, 2007, and to recognize the unrealized gain. During 2008, the Company terminated these bi-weekly foreign currency forward contracts and

TESCO CORPORATION

Notes to the Consolidated Financial Statements

recognized a loss of $0.6 million, which is included in Foreign exchange losses in the accompanying Consolidated Statements of Income. The Company replaced these by entering into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million, which is included in Foreign exchange (gains) losses in the accompanying Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not party to any derivative financial instruments as of December 31, 2008.

Fair Value Reporting

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurement,” for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, until January 1, 2009. In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and did not affect the Company’s results of operations or financial condition as of the date of adoption or the period from the date of adoption through December 31, 2008 as the Company held no investments in equity securities during the period.

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

The Company held no assets or liabilities carried at fair value as of December 31, 2008. The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2008 (in thousands):

	Balance at December 31, 2007	Total Gains (Losses) (realized)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at December 31, 2008
Derivatives	$82	$(820)	$738	$—	$—

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Pursuant to the provisions of SFAS No. 157, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts which consists solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange losses in the Consolidated Statements of Income. The Company was not a party to any derivative financial instruments as of December 31, 2008.

Debt Issue Costs

The Company has incurred debt issue costs which are amortized over the life of the debt term. At December 31, 2008 and 2007, net capitalized debt issue costs were $0.9 million and $1.5 million, respectively, and are included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

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

Severance Costs

During 2008, the Company eliminated approximately 100 employee positions due to a review of its personnel structure and recorded termination benefits of $1.1 million associated with the reduction. These severance costs are recorded in Cost of Sales and Services ($0.9 million), Selling, General and Administrative expense ($0.1) and Research and Engineering expense ($0.1 million) in the accompanying Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period.

Environmental Costs

The cost of preventative environmental programs is expensed when incurred. When a clean-up program becomes likely, and it is probable the Company will incur clean-up costs and those costs can be reasonably estimated, the Company accrues remediation costs for known environmental liabilities. During 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.9 million in soil remediation costs to prepare the property for sale that have been capitalized and are reported as an increase in the property’s net book value as of December 31, 2008.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using

TESCO CORPORATION

Notes to the Consolidated Financial Statements

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

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. As a result, the Company changed the method by which it provides stock-based compensation to its employees by reducing the number of stock options granted and instead issuing restricted stock awards as a form of compensation. The Company has granted two different types of restricted stock awards: restricted stock units (“RSUs”) which are subject to time based vesting criteria and performance share units (“PSUs”) which contain both time and performance based criteria. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of TESCO shares that would otherwise be deliverable at the time of settlement at the discretion of the Company. For further description of the Company’s stock-based compensation plan, see Note 7 below.

The Company adopted SFAS No. 123 effective January 1, 2003 for options granted to employees after January 1, 2003. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which supersedes SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires the same fair value methodology pursuant to SFAS No. 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. Effective January 1, 2006, the Company adopted SFAS No. 123(R) to account for its stock-based compensation programs. The Company elected to adopt the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), the Company uses the same fair value methodology pursuant to SFAS 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, the date the Company adopted SFAS No. 123(R), the Company recorded a one-time cumulative adjustment of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption. With respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of SFAS No. 123(R)-3 (the “short-cut method”) as of the adoption of SFAS No. 123(R). Under the “short-cut method” the windfall tax benefits recognized for fully vested awards, as defined in SFAS No. 123(R)-3, are recognized as an addition to Paid-in Capital and are required to be reported as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows. Windfall tax benefits for partially vested awards should be recognized as if the Company had always followed the fair-value method of recognizing compensation cost in its consolidated financial statements and would be included as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows.

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

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General & Administrative expense in the accompanying Consolidated Statements of Income based on the respective functions for those employees receiving stock option grants. Stock compensation expense is included in the Consolidated Statements of Income as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of sales and services	$1,368	$1,836	$1,597
Research and engineering	485	777	678
Selling, general and administrative	4,432	3,908	3,472

	$6,285	$6,521	$5,747

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

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2008	2007	2006
Basic Weighted Average Number of Shares Outstanding	37,222	36,604	35,847
Dilutive Effect of Stock Options	611	800	746

Diluted Weighted Average Number of Shares Outstanding	37,833	37,404	36,593

Anti-dilutive Options Excluded from Calculation	1,420	360	1,630

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the source of accounting principles and the framework for selecting the principles to be used in preparing financial statements presented in conformity with U.S. GAAP. Furthermore, it arranges these sources of U.S. GAAP in a hierarchy for users to apply accordingly. This statement became effective November 15, 2008 and it did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) is effective January 1, 2009 for certain income tax effects of prior acquisitions. In February 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-a”), which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). The recently issued FSP 141(R)-a is also effective January 1, 2009. The Company is currently evaluating the potential impact of this statement. It is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company will adopt the provisions SFAS No. 160 on January 1, 2009 and does not expect the adoption will have a material impact on the Company’s financial position and results of operations.

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

TESCO CORPORATION

Notes to the Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. For additional information see “Fair Value Reporting,” above. As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, and is currently evaluating the impact, if any, that this statement will have on its financial statements as it relates to its non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and did not materially affect the Company’s results of operations or financial condition as of and for the period ended December 31, 2008.

Note 3—Accumulated Comprehensive Income

Accumulated Comprehensive Income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains (losses) on investments. The Company presents its comprehensive income in its consolidated statements of Shareholders’ Equity.

The following table summarizes the components of Accumulated Comprehensive Income (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities, net	Accumulated Comprehensive Income
Balance December 31, 2005	$34,628	$736	$35,364
Foreign currency translation adjustment	(5,194)	—	(5,194)
Unrealized loss on investments	—	(1,493)	(1,493)
Income tax effect	—	594	594

Balance December 31, 2006	29,434	(163)	29,271
Foreign currency translation adjustment	15,322	—	15,322
Unrealized loss on investments	—	(595)	(595)
Reclassification adjustment for investment loss included in net income	—	956	956
Income tax effect	—	(198)	(198)

Balance December 31, 2007	$44,756	$—	$44,756
Foreign currency translation adjustment	(22,570)	—	(22,570)

Balance December 31, 2008	$22,186	$—	$22,186

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 4—Acquisitions

During the second half of 2007, the Company acquired four businesses that provide conventional casing running and tubular services. One of these businesses is based in Colorado and services the Rockies region, including the Piceance Basin and the remaining three businesses are based in Alberta, Canada and service northwest Alberta and northeast British Columbia regions. The combined purchase price of these acquisitions was approximately $21.5 million. These acquisitions were funded by the Company’s Revolver (defined below). All of these assets and operating results are included in the Tubular Services business segment. These acquisitions expand and strengthen the Company’s position in these growing regions and provide expansion opportunities for the Company’s proprietary Casing Drive System for casing running as well as further opportunities to expand its CASING DRILLING offering.

The assets and liabilities acquired in these acquisitions are valued based upon appraisals of the tangible and intangible assets acquired. During 2008, the Company finalized its goodwill valuation related to one of these acquisitions and reduced the carrying amount of goodwill by $0.1 million. The remaining change in the carrying amount of goodwill of $1.0 million is due to the effect of foreign currency exchange rates.

The Company’s valuation of the assets acquired, liabilities assumed and total consideration paid for these acquisitions is as follows (in thousands):

Assets Assumed:
Accounts receivable	$914
Property, plant and equipment	2,601
Goodwill	12,484
Intangibles	5,506
Liabilities Assumed:
Current liabilities	—

Total Consideration Paid	$21,505

Goodwill related to these acquisitions was assigned to the Tubular Services segment and approximately $11.2 million of the goodwill acquired as a result of these acquisitions is amortizable for income tax purposes. The $5.5 million of acquired intangible assets in these acquisitions relate to customer relationships which have a weighted average estimated useful life of seven years and non-compete agreements which have a weighted average term of five years.

Note 5—Fair Value of Financial Instruments

During the year ended December 31, 2007, the Company entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, the Company recorded an asset of $0.1 million to record these foreign currency forward contracts at fair market value at December 31, 2007, and to recognize the related unrealized gain. During the year ended December 31, 2008, the Company terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million, which is included in Foreign exchange (gains) losses in the Consolidated Statements of Income, and replaced them with a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million for the year ended December 31, 2008, which is included in Foreign exchange (gains) losses in the accompanying Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts

TESCO CORPORATION

Notes to the Consolidated Financial Statements

or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not party to any derivative financial instruments as of December 31, 2008. The Company did not enter into any derivative financial instruments during 2006.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable, accrued liabilities and capital leases approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to TESCO. The fair value of its debt related to the Company’s credit facility at December 31, 2008 of $39.4 million is estimated to be $37.5 million. The Company also has long term debt in the form of a term loan. The fair value of the Company’s term loan of $10.0 million at December 31, 2008 is estimated to be $9.6 million.

Note 6—Long Term Debt

Long term debt consists of the following (in thousands):

	December 31,
	2008	2007
Secured Revolver, maturity date of June 5, 2012, 1.99% and 6.39% interest rate at December 31, 2008 and 2007, respectively	$39,400	$48,600
Secured Revolver—Swingline, maturity date of June 5, 2012, 6.00% interest rate at December 31, 2007	—	12,184
Secured Term Loan, maturity date of October 31, 2009, 4.44% and 6.25% interest rate at December 31, 2008 and 2007, respectively	10,018	20,010
Other	153	—

Total Long Term Debt	49,571	80,794
Less—Current Portion of Long Term Debt	10,171	9,991

Non-Current Portion of Long Term Debt	$39,400	$70,803

On June 5, 2007, TESCO and Tesco US Holding LP, an indirect, wholly-owned subsidiary of TESCO, entered into a $125 million amended and restated credit agreement with Amegy Bank, N.A., The Bank of Nova Scotia, Natixis, Comerica Bank, Trustmark National Bank, Bank of Texas, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The $125 million facility consisted of a $100 million revolver and a $25 million term loan. On December 21, 2007, TESCO and Tesco US Holding LP entered into an amendment to the $125 million amended and restated credit agreement (collectively, with the $125 million amended and restated credit agreement dated June 5, 2007, the “Amended Credit Agreement”) with the Company’s existing lenders and JPMorgan Chase Bank, N.A., as administrative agent to increase the Amended Credit Facility revolver from $100 million to $145 million. The Amended Credit Agreement provides for up to $145 million in revolving loans and swingline loans (collectively, the “Revolver”). Under the Revolver, Tesco US Holding LP may borrow up to $145 million in revolving loans, while either Tesco US Holding LP or TESCO may borrow up to $15 million in swingline loans, provided that the aggregate amount of revolving loans and swingline loans may not exceed $145 million in outstanding principal. The Secured Term Loan terms and maturity date remains unchanged. Amounts outstanding under the Secured Term Loan issued under the Prior Credit Agreement continue to be due in $2.5 million quarterly installments with the balance at December 31, 2008 of $10 million and the last installment payment is due October 31, 2009.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the $145 million Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. At December 31, 2008, the Company had $5.5 million in letters of credit outstanding under the Revolver.

The Amended Credit Agreement had original covenants that the Company considers usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, the Company is prohibited from incurring other additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all of the Company’s assets and all of the Company’s direct and indirect material subsidiaries in the United States and Canada are guarantors of borrowings under the Amended Credit Agreement. Additionally, the Company’s capital expenditures are limited to 70% of consolidated EBITDA (as defined in the Amended Credit Agreement) plus net proceeds from asset sales. In March 2008, the Company entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA plus proceeds from sales of assets. For the quarters ending December 31, 2008 through June 30, 2010 the capital expenditure limitation returns to 70% of EBITDA plus proceeds from the sale of assets. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. As of December 31, 2008, the Company believes it was in compliance with the debt covenants in the Amended Credit Agreement.

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

Rates for revolving and term loans under the Amended Credit Agreement are based, at Tesco US Holding LP’s election, on an interest rate tied to a Eurodollar rate or JPMorgan Chase Bank, N.A.’s prime rate. With respect to Eurodollar loans, the rate is determined as follows: the sum of (i) Adjusted LIBO Rate (as defined in the Amended Credit Agreement) plus (ii) the Applicable Rate (as defined in the Amended Credit Agreement), which is 1.00 percent based on the Company’s leverage ratio at December 31, 2008. With respect to non-Eurodollar loans, the rate is set by the alternate base rate, which is determined by taking the greater of (i) the prime rate for U.S. dollar loans announced by JPMorgan Chase Bank, N.A. in New York or (ii) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. Swingline loans will bear interest as determined by the alternate base rate described above.

Based on the Company’s leverage ratio at December 31, 2008, the Company is required to pay a facility fee of 0.20 percent per annum of the aggregate unused commitments under the Amended Credit Agreement. A letter of credit fee equal to the Applicable Rate (as defined in the Amended Credit Agreement) multiplied by the outstanding face amount of any letter of credit issued under the Amended Credit Agreement is also required to be paid by the Company.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The scheduled repayments of the Company’s debt for the next five years and thereafter are as follows (in thousands):

Year ended December 31:
2009	$10,171
2010	—
2011	—
2012	39,400
2013	—
Thereafter	—

$49,571

Note 7—Shareholders’ Equity and Stock-Based Compensation

The Company has authorized an unlimited number of first preferred and second preferred shares, none of which are issued or outstanding.

The Company has authorized an unlimited number of common shares without par value.

Stock-Based Compensation

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan (the “Restated Plan”). The maximum number of shares of common stock that may be issued in connection with awards under the Restated Plan may not exceed 10% of the issued and outstanding shares of the Company’s common stock. The plan authorizes the grant of awards to eligible directors, officers, employees and other persons. Under the terms of the Company’s Restated Plan, 3,751,386 shares of common stock were authorized as of December 31, 2008 for the grant of stock-based compensation to eligible directors, officers, employees and other persons. As of December 31, 2008, the Company had approximately 1,158,275 shares available for future grants.

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

Stock Options

Prior to May 2007, the Company granted stock options denominated only in Canadian dollars. Under the Restated Plan, stock options and other stock based awards may be denominated in Canadian dollars or U.S. dollars, at the Company’s discretion. On June 30, 2008, the Company voluntarily delisted from the Toronto Stock Exchange. With all shares of common stock being traded on the NASDAQ, the Company plans to denominate all future grants of equity-based awards in U.S. dollars. Options granted by the Company have historically vested equally over a three year period and expired no later than seven years from the date of grant, although the Board of Directors may choose different parameters in the future. The exercise price of stock options under the plan may not be less than the fair value on the date of the grant, as defined in the Restated Plan.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The following summarizes option activity for the options issued in Canadian dollars during the years ended December 31, 2008, 2007 and 2006:

	2008			2007			2006
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of year	1,593,962	C$	18.62	2,374,804	C$	15.38	2,482,041	C$	13.67
Granted	46,300	C$	24.44	458,000	C$	27.74	712,100	C$	20.88
Exercised	(626,535)	C$	14.87	(825,517)	C$	14.68	(499,507)	C$	15.24
Forfeited	(181,773)	C$	23.58	(413,325)	C$	17.95	(319,830)	C$	14.62

Outstanding—end of year	831,954	C$	20.69	1,593,962	C$	18.62	2,374,804	C$	15.38

Exercisable—end of year	529,363	C$	18.42	770,262	C$	13.91	1,061,638	C$	19.36

The intrinsic value of options exercisable at December 31, 2008, 2007 and 2006 was (C$5.1) million, C$11.1 million and C$7.3 million, respectively. The intrinsic value of options exercised during 2008, 2007 and 2006 was C$9.9 million, C$11.7 million and C$3.9 million, respectively. The weighted average grant-date fair value of options granted during 2008 was C$11.21 per share, during 2007 was C$9.68 per share and during 2006 was C$10.70 per share.

Details of the exercise prices and expiry dates of Canadian dollar options outstanding at December 31, 2008 are as follows:

	Options outstanding	Intrinsic Value		Weighted- average years to expiry	Weighted- average exercise price		Vested options	Weighted- average exercise price
C$ 9.89 - 14.00	192,065	C$	(468)	2.9	C$	11.16	192,065	C$	11.16
C$14.00 - 18.00	13,200	C$	(83)	3.6	C$	15.01	13,200	C$	15.01
C$18.00 - 24.00	359,520	C$	(4,385)	4.4	C$	20.92	247,063	C$	20.83
C$24.00 - 36.63	267,169	C$	(5,329)	5.4	C$	28.67	77,035	C$	29.37

No options were issued in U.S. dollars during the years ended December 31, 2007 and 2006. The following summarizes option activity for the options issued in U.S. dollars during the year ended December 31, 2008:

	2008
	No. of options	Weighted- average exercise price
Outstanding—beginning of year	—	$—
Granted	674,000	$13.65
Exercised	—	$—
Forfeited	(26,900)	$25.65

Outstanding—end of year	647,100	$13.15

Exercisable—end of year	—	$—

TESCO CORPORATION

Notes to the Consolidated Financial Statements

No options granted in U.S. dollars were exercisable during 2008, and accordingly, the intrinsic value of options exercisable at December 31, 2008 and the intrinsic value of options exercised during 2008 were zero. The weighted average grant-date fair value of options granted during 2008 was $6.30 per share.

Details of the exercise prices and expiry dates of U.S. dollar options outstanding at December 31, 2008 are as follows:

	Options outstanding	Intrinsic Value	Weighted- average years to expiry	Weighted- average exercise price	Vested options	Weighted- average exercise price
$ 7.00 - 10.00	478,200	$(195)	6.9	$7.55	—	$	n/a
$10.00 - 24.00	—	$—	—	$—	—		$—
$24.00 - 36.21	168,900	$(3,692)	6.3	$29.00	—	$	n/a

The assumptions used in the Black-Scholes option pricing model were:

	2008
Assumptions	C$ Options	US$ Options	2007	2006
Weighted average risk-free interest rate	3.5%	2.87%	4.01%	4.24%
Expected dividend	$-0-	$-0-	$-0-	$-0-
Expected option life (years)	4.5	4.5	4.5	6
Weighted average expected volatility	51%	56%	34%	48%
Weighted average expected forfeiture rate	17%	9%	11%	15%

For options granted in 2008 and 2007, the Company decreased the expected option life to 4.5 years from 6 years to reflect recent option exercise experience.

Restricted Stock

Beginning in 2007, the Company began granting two different types of stock-based awards: RSU awards which vest equally in three annual installments from date of grant and entitle the grantee to receive the value of one share of TESCO common stock upon vesting, and PSU awards which vest in full after three years and include a performance measure. PSU awards entitle the grantee to receive the value of one share of TESCO common stock for each PSU, subject to adjustment based on the performance measure. The PSU performance objective multiplier can range from zero when threshold performance is not met to a maximum of 2.5 times the initial award. Both RSU awards and PSU awards may be settled by delivery of shares or the payment of cash based on the market value of a TESCO share at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the years ended December 31, 2008 and 2007:

	U.S. Dollars		Canadian Dollars
	2008		2008			2007
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value		Shares	Weighted- average grant date fair value
Outstanding—beginning of period	—	$—	141,100	C$	36.15	—	C$	—
Granted	644,300	$12.60	35,600	C$	24.67	153,500	C$	36.19
Vested	—	$—	(31,159)	C$	36.22	—	C$	—
Cancelled	(19,100)	$25.12	(26,134)	C$	34.38	(12,400)	C$	36.63

Outstanding—end of period	625,200	$12.22	119,407	C$	33.10	141,100	C$	36.15

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The weighted average grant-date fair value of restricted stock granted during 2008 in U.S. dollars and Canadian dollars was $12.60 per share and C$24.67 per share, respectively, and the weighted average grant-date fair value of restricted stock granted during 2007 was C$36.19 per share. The weighted average expected forfeiture rate for RSU awards is 15% and for PSU awards is 5%.

Note 8—Income Taxes

Tesco Corporation is an Alberta (Canada) corporation. The Company and its subsidiaries conduct business and are taxed on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO or its subsidiaries are considered resident for income tax purposes.

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

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$3,044	$6,933
Tax credit carryforwards	2,467	—
Accrued liabilities and reserves	4,213	3,574
United States:
Accrued liabilities and reserves	2,267	2,349
Other International:
Accrued liabilities and reserves	83	81

Current deferred tax assets	12,074	12,937
Less: Valuation allowance	(1,078)	(937)

Total current deferred tax assets	$10,996	$12,000

Non-current:
Canada:
Loss carryforwards	$4,093	$4,135
Property, plant and equipment	4,082	5,623
Tax credit carryforwards	1,187	1,170
United States:
Loss carryforwards	—	828
Stock options	2,164	1,926
Other International:
Loss carryforwards	1,443	1,107

Non-current deferred tax assets	12,969	14,789
Less: Valuation allowance	(1,223)	(1,154)

Total non-current deferred tax assets	$11,746	$13,635

Deferred tax liabilities:
Non-current deferred tax assets (liabilities):
Canada:
Other differences between financial and tax basis	$(516)	$(980)
United States:
Property, plant and equipment	(10,156)	(8,862)
Other international:
Property, plant and equipment	(205)	(345)

Total non-current deferred tax liabilities	(10,877)	(10,187)

Net deferred tax assets	$11,865	$15,448

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Since the Company and its subsidiaries are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2008 was 29.5%. The combined rates in 2007 and 2006 were 32.1% and 32.5% respectively.

The Company’s income before income taxes consisted of the following (in thousands):

	December 31,
	2008	2007	2006
Canada	$18,990	$12,950	$3,281
United States	10,413	26,018	44,781
Other international	42,773	3,497	5,546

Income before taxes	$72,176	$42,465	$53,608

The Company’s income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2008	2007	2006
Current:
Canada	$941	$323	$4,569
United States	6,799	2,893	18,611
Other international	12,367	2,681	5,311

Total current	20,107	5,897	28,491

Deferred:
Canada	(861)	1,135	(2,031)
United States	24	3,173	(2,736)
Other international	—	(42)	(415)

Total deferred	(837)	4,266	(5,182)

Income tax provision	$19,270	$10,163	$23,309

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	December 31,
	2008	2007	2006
Statutory tax rate	29.5%	32.1%	32.5%
Effect of:
Tax rates applied to earnings not attributed to Canada	(4.2)	(1.5)	4.1
Change in future tax rates	1.6	4.1	3.2
Non-deductible expenses (including stock compensation)	0.1	1.2	0.6
Change in valuation allowance	0.2	(2.3)	4.3
Tax reserves and audit resolutions	0.5	(2.0)	(3.7)
Research and development tax credits	(1.1)	(1.9)	1.0
Provision to return adjustments	0.2	(5.5)	0.4
Other	(0.1)	(0.3)	1.1

Total	26.7%	23.9%	43.5%

TESCO CORPORATION

Notes to the Consolidated Financial Statements

The Company’s effective tax rate for 2008 was 27% compared to 24% in 2007. The 2008 effective tax rate reflects a $0.8 million benefit from the generation of Canadian research and development credits offset by a $1.2 million charge related to a reduction in deferred tax assets attributable to decreasing Canadian federal statutory tax rates. The effective tax rate for the year ended December 31, 2008 is lower than the Canadian statutory tax rate due to earnings generated in jurisdictions with statutory tax rates that are lower than the Canadian statutory tax rate and the effects of certain legal entity restructurings.

The 2007 effective tax rate reflects a $3.4 million benefit related to 2006 return to accrual adjustments as a result of the Company’s Canadian, U.S. and other foreign tax returns and a $0.8 million benefit primarily related to the favorable resolution of a Mexico tax claim offset by a $1.7 million charge related to a reduction in deferred tax assets attributable to reduced statutory tax rates for Canadian federal taxes. The 2007 effective tax rate also includes a $1.5 million benefit related to the release of the valuation allowance established against the foreign tax credits generated in 2006, which was offset by a $1.1 million valuation allowance established against the foreign tax credits generated in 2007 and a $0.3 million valuation allowance established against 2007 losses of certain foreign subsidiaries.

During 2008, the Company utilized $5.5 million of its non-capital loss carryforwards in Canada. At December 31, 2008, the Company had $33.8 million of loss carryforwards remaining. These losses can be carried forward seven to ten years, depending on the date generated, and applied to reduce future taxable income. The loss carryforwards at December 31, 2008 expire as follows (in thousands):

Year of expiration:	Amount of loss:
2009	$2,874
2010	$23,592
2014	$7,341

Based on current market conditions, the Company’s recent history of generating taxable income to utilize its loss carryforwards, expected future income and potential tax planning strategies, the Company expects to fully utilize these loss carryforwards. Therefore, there is no valuation allowance offsetting the deferred tax asset for these losses.

Certain of the Company’s foreign subsidiaries file separate tax returns and have incurred losses in foreign jurisdictions. At December 31, 2008, the Company has $4.8 million of such loss carryforwards. Due to insufficient earnings history in the jurisdictions where such losses were generated, the Company does not expect to fully utilize these losses. Therefore, a partial valuation allowance has been established against the deferred tax asset for these losses. The valuation allowance at December 31, 2008 was $1.2 million.

During 2008, the Company generated $6.0 million of foreign tax credits for taxes paid on foreign branch operations that are creditable against the Company’s Canadian taxes. The Company estimates that it will be able to utilize 100% of these foreign tax credits in either 2008 or future tax years to offset its tax liability. Therefore, the valuation allowance at December 31, 2007 was not adjusted during 2008, and the valuation allowance that exists against the foreign tax credit carryforward balance at December 31, 2008 is $1.1 million.

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

TESCO CORPORATION

Notes to the Consolidated Financial Statements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. TESCO adopted the provisions of FIN No. 48 on January 1, 2007. At December 31, 2007, the Company had an accrual for uncertain tax positions of $0.5 million, which was increased to $1.2 million at December 31, 2008. This liability is offset by the Company’s net income tax receivables and, as of December 31, 2007 and 2008, was included in Prepaid and Other Assets and Income Taxes Payable, respectively, in the accompanying Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next 12 months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2008	2007
Balance, beginning of year	$568	$1,445
Decreases in tax positions for prior years	—	(277)
Increase in tax positions for prior years	613	—
Increases in tax positions for current year	—	155
Settlements	—	(755)
Lapse in statute of limitations	—	—

Balance, end of year	$1,181	$568

The Company recognizes interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions are recognized in Other Expense. At December 31, 2008 and 2007, the Company had accrued $0.3 million and $0.1 million, respectively, for the potential payment of interest and penalties on uncertain tax positions. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions.

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2003. One of the Company’s U.S. subsidiaries has been audited through tax year 2004 and one U.S. subsidiary has been audited through tax year ended October 31, 2005. At December 31, 2008, the Company’s consolidated tax return for the year 2006 was under audit. The Company anticipates that the results of this audit will have no material impact to the Company’s financial positions, results of operations or cash flows.

TESCO has been advised by the Mexican tax authorities that they believe significant expenses incurred by the Company’s Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes. Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which the Company appealed to the Mexican court system. TESCO has obtained final court rulings deciding all years in dispute in the Company’s favor, except for 1996 (discussed below), and 2001 and 2002, both of which are currently before the Mexican Tax Court. The outcome of such appeals is uncertain. However, TESCO recorded an accrual of $0.3 million during 2008 for the Company’s anticipated exposure on these issues ($0.2 million related to interest and penalties was included in Other Income and $0.1 million was included in Income Tax Expense). TESCO continues to believe that the basis for these reassessments was incorrect, and that

TESCO CORPORATION

Notes to the Consolidated Financial Statements

the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In May 2002, TESCO paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996. In 2007 the Company requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in the third quarter of 2007 the Company reversed an accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense). With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that TESCO was owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996. The Company believes the second reassessment is invalid, and has appealed it to the Mexican Tax Court. In January 2009, the Tax Court issued a decision accepting the Company’s arguments in part, which is subject to further appeal. Due to uncertainty regarding the ultimate outcome, TESCO has not recognized the additional interest in dispute as an asset.

Note 9—Goodwill and Other Intangible Assets

The Company accounts for its goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s goodwill has an indefinite useful life and is subject to at least an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. For 2008 and 2007, the Company completed its annual assessment, which indicated no impairment.

All of the Company’s goodwill has been assigned to the Tubular Services segment, and approximately $28.5 million is amortizable for income tax purposes. During 2008, the Company finalized its goodwill valuation related to one of its 2007 acquisitions and reduced the carrying amount of goodwill by $0.1 million. The remaining change in the carrying amount of goodwill of $1.0 million is due to the effect of foreign currency exchange rates.

The Company’s intangible assets are recorded at their estimated fair value at the date acquired and are amortized on a straight line basis over their estimated useful lives. The Company’s intangible assets primarily consist of customer relationships, patents and non-compete agreements related to acquisitions in 2007 (see Note 4 above) and acquisitions in 2005. Intangible assets related to customer relationships have a weighted average estimated useful life of four years, patents have a weighted average estimated useful life of 13 years and non-compete agreements have a weighted average term of five years. The carrying amount and accumulated amortization of intangible assets at December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$6,070	$(3,037)	$6,194	$(1,591)
Patents	2,470	(545)	2,521	(352)
Non-compete agreements	2,396	(727)	2,445	(170)

	$10,936	$(4,309)	$11,160	$(2,113)

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Amortization of intangibles was $1.9 million in 2008, $1.3 million in 2007 and $0.8 million in 2006, and is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income. Estimated amortization expense for each of the next five years through December 31, 2013 is $1.9 million, $1.3 million, $1.2 million, $0.9 million and $0.6 million, respectively.

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

The amount of loss the Company may suffer as a result of these proceedings is not generally reasonably estimable until settlement is reached or judgment obtained. Management does not believe that any such proceedings currently underway against the Company, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Varco I/P, Inc. (“Varco”) filed suit against TESCO in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our Casing Drive System (“CDS”) infringes certain of Varco’s U.S. patents. Varco seeks past damages and an injunction against further infringement. The Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2008, the USPTO issued an Action Closing Prosecution, agreeing with TESCO and rejecting all of the Varco patent claims that it had contested. Varco may appeal this decision or seek other administrative remedies within the USPTO. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

Franks International, Inc. (“Franks”) filed suit against TESCO in the United States District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that its CDS infringes two patents held by Franks. Franks seeks past damages and an injunction against further infringement. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents and in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. That reexamination will proceed in parallel with the civil lawsuit, unless the lawsuit is stayed to await the result of the reexamination. In January 2009, the USPTO issued its initial office action, finding that all of the claims in the Franks patent at issue are invalid. Franks has until March 2009 to respond to this patent office action. The lawsuit is set for trial in May 2009. TESCO believes it has meritorious defenses to the allegations of infringement. However, in the event of an adverse ruling at trial that is not overturned on appeal, and assuming the USPTO does not ultimately invalidate or substantially modify the Franks patent at issue in the course of its pending reexamination, TESCO could be liable for past damages. The expert retained by Franks in this litigation has opined that reasonable past damages would be approximately $5.4 million. If the court finds any infringement was willful, any award for past damages could be trebled. The court would also have the discretion to award prejudgment interest from 2002 in the event of an adverse ruling. The Company does not believe that an adverse result in this suit, including any appeals, is probable.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against TESCO in the United States District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe ten different patents held by Weatherford. Weatherford seeks past damages and an injunction against further infringement. The TESCO technologies referred to in the claim include the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. In November 2008, the Company filed requests with the USPTO, seeking invalidation of substantially all of the Weatherford patent claims in the suit. The trial is set for May 2011. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2007 and 2008, the Company accrued an additional $0.2 million and $0.2 million, respectively, of interest expense related to this claim.

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

In February 2009, the Company received notification of a regulatory review of its payroll practices in one of its North American business districts. The outcome of this review and any potential financial impact is uncertain at this time. However, the Company does not believe the ultimate outcome would have a material impact on the financial position, cash flows or results of operations.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At December 31, 2008 the total exposure to the Company under outstanding letters of credit was $6.4 million.

Product Warranties

In late 2006, the Company identified technical problems associated with the Company’s new EMI 400 top drives. In addition to its standard accrual for warranty work associated with top drive sales, the Company accrued an additional $0.8 million to correct the identified technical problem with the EMI 400 units and such cost was included in Cost of Sales and Services in the accompanying Consolidated Statements of Income. As a result of substantially correcting the technical problems associated with its EMI 400 top drives, during 2007 the Company reversed $1.3 million of its warranty accrual related to this issue. In 2005, the Company provided an additional warranty reserve of $6.6 million, net of amounts which are contractually recoverable from the manufacturer of the steel forgings, related to the replacement of load path parts of certain equipment sold to customers and in TESCO’s top drive rental fleet. In 2007, the Company, as a result of substantially completing the replacement of load path parts in customers and TESCO’s rental fleet, reversed $0.9 million of its remaining warranty accrual for this issue. These warranty accrual reversals were included in Cost of Sales and Services in the accompanying Consolidated Statements of Income. The Company continues to monitor its activities for warranty work to ensure accrued amounts are reasonable.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Commitments

The Company has future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2008 as follows (in thousands):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease obligations	$16,851	$4,406	$3,554	$2,631	$1,996	$1,550	$2,714
Purchase commitments	33,651	33,651	—	—	—	—	—

	$50,502	$38,057	$3,554	$2,631	$1,996	$1,550	$2,714

Rent expense during 2008, 2007 and 2006 was $7.3 million, $4.7 million and $2.3 million, respectively.

Note 11—Transactions with Related Parties

Turnkey E & P Inc.

Robert M. Tessari is Chairman of the Board and President of Turnkey E & P Inc. (“Turnkey”) and serves on the Company’s Board of Directors and was its founder and former Chief Executive Officer and Chief Technology Officer. On November 16, 2007, TESCO, Turnkey and Mr. Tessari entered into a Consulting Agreement and Intellectual Property Rights Assignment (the “Consulting Agreement”), effective as of July 16, 2007. The Agreement provides that Turnkey will make Mr. Tessari available to provide consulting services to TESCO from time to time and provide reasonable assistance in testing and developing our products and services. The term of the Consulting Agreement is for three years from its effective date and shall thereafter automatically renew for successive one year terms unless any party gives 180 days’ written notice of termination prior to the renewal date. As consideration, Turnkey will (i) be reimbursed for all reasonable, ordinary and necessary expenses incurred by Mr. Tessari and (ii) will receive preferred customer pricing on our products as follows:

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

In addition, in the event that Turnkey proposes development of a product or service (the “New Technology”) that the Company does not want to design, test and/or commercialize, Turnkey shall have a limited, nonexclusive, nontransferable license to develop, manufacture and use the New Technology for its own internal purposes. If TESCO subsequently decides to manufacture the New Technology, the Company shall give notice to Turnkey, and Turnkey shall thereafter be obliged to purchase any additional products containing the New Technology from the Company at the prices set forth above. In that event, TESCO shall repay Turnkey three times the documented development cost of the New Technology. All intellectual property rights in any way related to inventions made or conceived or reduced to practice within the oilfield services field pursuant to the Consulting Agreement will belong to the Company. During 2008 and 2007, Turnkey purchased $1.0 million and $0.7 million, respectively, of products and services from us pursuant to the Consulting Agreement. In November

TESCO CORPORATION

Notes to the Consolidated Financial Statements

2008, Turnkey filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, TESCO recognized bad debt expense of $0.4 million associated with a write-off of accounts receivable due to the Company from Turnkey.

During 2007 prior to the effective date of the Consulting Agreement discussed above and during 2006, Turnkey purchased other CASING DRILLING-related and other services and equipment from TESCO in the amount of $1.9 million and $2.2 million, respectively. The prices the Company charged Turnkey prior to July 16, 2007 were on terms similar to those that the Company charged other third parties. After that date, Turnkey was charged rates as specified in the Consulting Agreement. Also, during 2006, TESCO provided drilling rigs to our CASING DRILLING customers which the Company had leased from a third party. The crews for these drilling rigs were provided to the Company by Turnkey pursuant to a Rig Personnel Supply Agreement. Turnkey charged the Company $5.1 million to supply these drilling rig crews in 2006 which represents the actual cost incurred by Turnkey plus a 15% markup. The Rig Personnel Supply Agreement terminated in late 2006. However, pursuant to that agreement, TESCO has since indemnified Turnkey for $0.5 million in third party claims arising under that agreement. Prior to the effective date of the Consulting Agreement discussed above, the Company believes that the prices it charged Turnkey and Turnkey charged the Company were on terms similar to those that would have been available from other third parties.

In 2005, the Company sold four drilling rigs to Turnkey for proceeds of $35.0 million plus warrants exercisable over a course of two years to purchase one million shares of Turnkey stock at a price of C$6.00. TESCO received a fairness opinion related to the sale of the rigs to Turnkey and as such believes that the terms of the rig sale were comparable to those that would have been available from other third parties. The Company did not exercise the warrants prior to their expiration in December 2007 and therefore it recognized a $1.2 million loss related to the fair value of the warrants when they were received.

St. Mary Land & Exploration Company

TESCO’s President and Chief Executive Officer is a member of the Board of Directors of St. Mary Land & Exploration Company (“St. Mary”). St. Mary is engaged in the exploration, development, acquisition and production of natural gas and oil in the U.S. During 2008, St. Mary did not purchase any services from the Company. During 2007 and 2006, St. Mary purchased $0.1 million and $0.6 million, respectively, in top drive rental and Tubular Services from the Company. TESCO believes that the prices it charged St. Mary were on terms similar to those provided to other third parties.

Helix Energy Solutions Group, Inc.

TESCO’s former Chief Financial Officer was a member of the Board of Directors of Helix Energy Solutions Group, Inc. (“Helix”). Helix is an international offshore contract services provider and oil and gas exploration, development and production company. During 2008, Helix did not purchase any services from TESCO. During 2007, Helix purchased and $0.1 million in Tubular Services from the Company. TESCO believes that the prices we charged Helix were on terms similar to those provided to other third parties.

Bennett Jones LLP

Additionally, the Company’s primary outside counsel in Canada is Bennett Jones LLP. One of our directors is counsel at Bennett Jones LLP. During each of the years 2008, 2007 and 2006, the Company paid $0.4 million for services from Bennett Jones LLP, excluding reimbursement by the Company of patent filing fees and other expenses. TESCO believes that the rates it paid Bennett Jones LLP for services are on terms similar to those that would have been available from other third parties.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 12—Segment Information

Business Segments

Historically, the Company organized its activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, the Company determined that the CASING DRILLING segment no longer met the criteria which allowed it to be aggregated with the Tubular Services segment and therefore changed the presentation of its Tubular Services activities and CASING DRILLING activities into two separate segments and the financial and operating data for the years ended December 31, 2006 through 2008 have been recast to be presented consistently with this structure. The Company’s four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology, and the Research and Engineering segment is comprised of our research and development activities related to Tubular Services technology and Top Drive model development.

These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office. The costs of these functions, together with other (income) expense and income taxes, are not allocated to these segments. Assets are allocated to the Top Drive, Tubular Services, CASING DRILLING or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Tubular Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented.

The Company incurs costs directly and indirectly associated with its revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of the Company’s revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In years prior to 2008, the Company allocated total overhead costs at a consolidated level based on a percentage of global revenues. Beginning in 2008, the Company was able to identify and capture, where appropriate, the specific operating segments in which it incurred its overhead costs at the business unit level. Using this information, the Company has reclassified 2007 and 2006 segment operating results to conform to the current year presentation. These reclassifications resulted in an increase of $12.3 million and $2.0 million, respectively, in operating income for the Top Drive segment, and a corresponding decrease of $12.3 million and $2.0 million, respectively, for the Tubular Services segment.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Significant financial information relating to these segments is as follows (in thousands):

	Year ended December 31, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$341,432	$166,463	$27,047	$—	$—	$534,942
Depreciation and Amortization	8,468	18,332	4,123	97	2,254	33,274
Operating Income (Loss)	108,347	22,009	(12,605)	(11,049)	(31,011)	75,691

Other expense						3,515

Income before income taxes						$72,176

	Year ended December 31, 2007
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$289,145	$158,655	$14,578	$—	$—	$462,378
Depreciation and Amortization	9,228	15,427	1,141	98	1,139	27,033
Operating Income (Loss)	80,741	23,654	(14,082)	(12,011)	(29,782)	48,520

Other expense						6,055

Income before income taxes						$42,465

	Year ended December 31, 2006
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$219,204	$143,304	$23,669	$—	$—	$386,177
Depreciation and Amortization	7,507	9,710	3,339	78	1,856	22,490
Operating Income (Loss)	66,881	33,082	(6,674)	(5,956)	(26,430)	60,903

Other expense						7,295

Income before income taxes						$53,608

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred and property, plant, equipment were located in the following areas of the world (in thousands):

	Year ended December 31, 2008
	Revenue	Property, plant, and equipment
United States	$276,374	$94,950
Latin America	76,559	40,041
Asia Pacific	65,716	27,402
Canada	56,888	16,617
Europe, Africa and Middle East	59,405	29,958

Total	$534,942	$208,968

TESCO CORPORATION

Notes to the Consolidated Financial Statements

	Year ended December 31, 2007
	Revenue	Property, plant, and equipment
United States	$281,703	$100,639
Latin America	41,649	20,747
Asia Pacific	51,501	16,520
Canada	59,916	21,189
Europe, Africa and Middle East	27,609	10,717

Total	$462,378	$169,812

	Year ended December 31, 2006
	Revenue	Property, plant, and equipment
United States	$254,938	$75,749
Latin America	23,456	12,715
Asia Pacific	33,528	13,694
Canada	46,883	18,476
Europe, Africa and Middle East	27,372	11,709

Total	$386,177	$132,343

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

For the years ended December 31, 2008, 2007 and 2006, no single customer represented more than 10% of total revenue.

TESCO CORPORATION

Notes to the Consolidated Financial Statements

Note 13—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data for 2008, 2007 and 2006 (in thousands, except for per share amounts).

	For the 2008 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$129,368	$126,157	$140,021	$139,396
Operating Income	$16,423	$16,994	$25,400	$16,874
Net Income	$10,675	$12,682	$17,581	$11,968
EPS
Basic	$0.29	$0.34	$0.47	$0.32
Diluted	$0.29	$0.34	$0.46	$0.31

	For the 2007 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$114,304	$109,803	$113,890	$124,381
Operating Income	$18,981	$7,592	$8,613	$13,334
Net Income	$11,020	$3,854	$10,839	$6,589
EPS
Basic	$0.30	$0.11	$0.29	$0.18
Diluted	$0.30	$0.10	$0.29	$0.18

	For the 2006 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$83,609	$86,772	$101,450	$114,346
Operating Income	$14,310	$12,741	$14,575	$19,277
Net Income Before Cumulative Effect of Accounting Change	$8,817	$2,551	$8,466	$10,465
Net Income	$9,063	$2,551	$8,466	$10,465
EPS
Basic	$0.25	$0.07	$0.24	$0.29
Diluted	$0.25	$0.07	$0.23	$0.29

For the three months ended September 30, 2007, income tax benefits totaling $2.1 million related to the filing of the Company’s Canadian income tax return in June 2007 were based on a change in strategy related to the treatment of foreign tax credits and research and development credits. Because these benefits relate to a change in Canadian tax strategy, such benefit should have been recorded in the three month period ended June 30, 2007 instead of the three month period ended September 30, 2007. The Company believes that the effect of recording these benefits during the three month period ended September 30, 2007 instead of the earlier period is immaterial to both quarterly financial statements taken as a whole.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

Descriptions	Balance At Beginning of Year	Additions		Deductions (b)	Balance At End of Year
		Charged to Cost and Expenses (c)	Charged to Other Accounts (a)
	(In thousands)
2008
Allowance for Uncollectible Accounts	$1,885	$3,989	$150	$(2,829)	$3,195
Inventory Reserves	1,667	2,275	(353)	(557)	3,032
Warranty Reserves	3,045	1,684	(129)	(1,274)	3,326
Allowance for Uncollectible Deposits (d)	3,385	—	—	—	3,385
Deferred Tax Asset Valuation Allowance	2,091	216	—	—	2,307

2007
Allowance for Uncollectible Accounts	$2,983	$1,200	$45	$(2,343)	$1,885
Inventory Reserves	3,874	(37)	571	(2,741)	1,667
Warranty Reserves	9,391	1,647	1,296	(9,289)	3,045
Allowance for Uncollectible Deposits (d)	—	3,385	—	—	3,385
Deferred Tax Asset Valuation Allowance	3,063	(972)	—	—	2,091

2006
Allowance for Uncollectible Accounts	$3,702	$(1,663)	$(8)	$952	$2,983
Inventory Reserves	2,028	1,759	87	—	3,874
Warranty Reserves	7,817	3,883	168	(2,477)	9,391
Deferred Tax Asset Valuation Allowance	1,547	1,516	—	—	3,063

(a)	Represents currency translation adjustments and reclasses.
(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty services to customers.
(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty reserve estimates. In 2007, the Company reversed $2.2 million in warranty reserves as described in Note 10 of the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K (Financial Statements and Supplementary Data).
(d)	Relates to interest earned but unpaid on deposits held by Mexican tax authorities for which the Company is uncertain of recovery.