Form 10-Q
period 2009-03-31
TESCO CORP
filed 2009-05-11
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of April 30, 2009: 37,551,466

i

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

Please see Part I, Item 1A—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2008, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22,290	$20,619
Accounts Receivable Trade, net	78,139	97,747
Inventories, net	105,928	96,013
Deferred Income Taxes	11,224	10,996
Prepaid and Other Current Assets	18,391	13,533

Total Current Assets	235,972	238,908
Property, Plant and Equipment, net	204,219	208,968
Goodwill	28,661	28,746
Deferred Income Taxes	11,799	9,066
Intangible and Other Assets, net	6,870	7,545

TOTAL ASSETS	$487,521	$493,233

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$7,520	$10,171
Accounts Payable	33,601	38,946
Income Taxes Payable	6,620	8,297
Deferred Revenues	11,268	16,638
Accrued and Other Current Liabilities	24,169	19,554

Total Current Liabilities	83,178	93,606
Long Term Debt	39,400	39,400
Deferred Income Taxes	7,684	8,197

Total Liabilities	130,262	141,203

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	172,150	171,384
Contributed Surplus	16,566	15,708
Retained Earnings	147,173	142,752
Accumulated Comprehensive Income	21,370	22,186

Total Shareholders’ Equity	357,259	352,030

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$487,521	$493,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended March 31,
	2009	2008
REVENUE	$110,184	$129,368

OPERATING EXPENSES
Cost of Sales and Services	89,998	96,808
Selling, General and Administrative	13,608	13,352
Research and Engineering	2,588	2,785

Total Operating Expenses	106,194	112,945

OPERATING INCOME	3,990	16,423
OTHER EXPENSE
Interest expense	497	1,196
Interest income	(19)	(135)
Foreign exchange (gains) losses	(96)	1,724
Other income	(48)	(31)

Total Other Expense	334	2,754

INCOME BEFORE INCOME TAXES	3,656	13,669
INCOME TAXES	(765)	2,994

NET INCOME	$4,421	$10,675

Earnings per share:
Basic	$0.12	$0.29
Diluted	$0.12	$0.29
Weighted average number of shares:
Basic	37,516,582	36,845,888
Diluted	38,347,352	37,410,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net Income	$4,421	$10,675
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	9,301	7,769
Stock compensation expense	1,572	1,620
Bad debt expense	657	1,767
Deferred income taxes	(2,579)	(1,306)
Amortization of financial items	174	172
Loss (gain) on sale of operating assets	764	(4,460)
Changes in components of working capital
Decrease (increase) in accounts receivable trade	18,725	(10,776)
(Increase) decrease in inventories	(10,697)	2,112
(Increase) decrease in prepaid and other current assets	(4,902)	2,619
Decrease in accounts payable	(5,607)	(12,964)
(Decrease) increase in accrued and other current liabilities	(634)	1,196
(Decrease) increase in income taxes payable	(1,677)	304
Other	9	989

Net cash provided by (used in) operating activities	9,527	(283)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,216)	(20,135)
Proceeds on sale of operating assets	55	5,614
Other	(32)	162

Net cash used in investing activities	(5,193)	(14,359)

FINANCING ACTIVITIES
Issuances of debt	10,000	13,611
Repayments of debt	(12,648)	(15,598)
Proceeds from exercise of stock options	52	576
Debt issue costs	—	(100)

Net cash used in financing activities	(2,596)	(1,511)

Effect of foreign exchange losses on cash balances	(67)	(197)

Net Increase (Decrease) in Cash and Cash Equivalents	1,671	(16,350)
Net Cash and Cash Equivalents, beginning of period	20,619	23,072

Net Cash and Cash Equivalents, end of period	$22,290	$6,722

Supplemental Cash Flow Information
Cash paid during the period for interest	$358	$771
Cash paid during the period for income taxes	$5,178	$965
Cash receipts during the period for interest	$20	$123
Cash receipts during the period for income taxes	$1,683	$—

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

Basis of Presentation

These Condensed Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

The condensed consolidated financial statements include the accounts of the Company and its majority owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company is organized under the laws of Alberta and is therefore subject to the Business Corporation Act (Alberta). The Company is also a reporting issuer (or the equivalent) in each of the provinces of Canada. Effective December 31, 2006, the Company became a U.S. registrant and a domestic filer with the SEC.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following is a reconciliation of changes in the Company’s warranty accrual for the three months ended March 31, 2009 and the year ended December 31, 2008 (in thousands):

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Balance—beginning of period	$3,326	$3,045
Charged to expense, net	(493)	1,684
Charged to other accounts(a)	(16)	(129)
Deductions	(135)	(1,274)

Balance—end of period	$2,682	$3,326

(a)	Represents currency translation adjustments and reclassifications.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At March 31, 2009 and December 31, 2008, the allowance for doubtful accounts on Trade Accounts Receivable was $3.5 million and $3.2 million, respectively.

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

At March 31, 2009 and December 31, 2008, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$32,773	$26,049
Work in progress	6,404	2,648
Finished goods	66,751	67,316

	$105,928	$96,013

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals are capitalized. When properties and equipment, other than top drive units in the Company’s rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized in the accompanying Condensed Consolidated Statements of Income. When top drive units in the Company’s rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income.

Drilling equipment includes related manufacturing costs and overhead. The net book value of used top drive rental equipment sold included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income was $0.9 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales and services	$8,998	$7,461
Selling, general & administrative expense	291	265
Research and engineering	12	43

	$9,301	$7,769

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Assets Held for Sale

During the year ended December 31, 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.9 million in soil remediation costs to prepare the property for sale that were capitalized and reported as an increase in the property’s net book value as of December 31, 2008. The property has a carrying value of $1.6 million and $1.7 million, net of accumulated depreciation as of March 31, 2009 and December 31, 2008, respectively, and is included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets.

Investments

The Company accounts for its investment in securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are considered available-for-sale and are reported at fair value based upon quoted market prices in the accompanying Condensed Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in Accumulated Other Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold are included in Other Expense in the Condensed Consolidated Statements of Income.

Goodwill and Other Intangible Assets

Goodwill, which represents the value of businesses acquired by the Company in excess of the fair market value of all of the identifiable tangible and intangible net assets of the acquired businesses at the time of their acquisition, is carried at the lower of cost or fair value. The Company’s goodwill has an indefinite useful life and is subject to an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. Any resulting impairment loss is charged to income and disclosed separately in the Condensed Consolidated Statements of Income. The change in the carrying amount of goodwill of $0.1 million from December 31, 2008 to March 31, 2009 is due to the effect of foreign currency exchange rates.

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents, licenses, and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationships intangible assets are amortized on a straight-line basis over an estimated economic life of four to seven years, the patents are amortized on a straight-line basis over an estimated economic life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the term of the agreements of four years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. No impairment losses were incurred during the three months ended March 31, 2009 or 2008. If a future impairment loss is recognized, it will be charged to income and disclosed separately in the Condensed Consolidated Statements of Income.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

During the year ended December 31, 2007, the Company had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, the Company terminated these bi-weekly foreign currency forward contracts and replaced them with monthly foreign currency forward contracts. The Company recognized a loss of $0.6 million related to the termination of the bi-weekly foreign currency forward contracts which was included in Foreign exchange (gains) losses in the Condensed Consolidated Statements of Income.

During the three months ended March 31, 2008, the Company entered into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million at a weighted average exchange rate of approximately 1.01 to hedge the first $3.5 million of the monthly Canadian dollar exposure related to its Canadian Top Drive manufacturing operations. Although the forward currency contracts were entered into as an economic hedge of the Company’s currency exchange risk, they are not designated as a hedge for accounting purposes. Instead, they are accounted for using a fair value model with periodic changes in fair value being recorded in Foreign exchange (gains) losses in the accompanying Condensed Consolidated Statements of Income. One of the foreign currency forward contracts matured during the three months ended March 31, 2008. Based on quoted market prices as of March 31, 2008 for contracts with similar terms and maturity dates, the Company recorded a liability of $1.0 million to record these foreign currency forward contracts at fair market value at March 31, 2008, and to recognize the related unrealized loss. In April 2008, the Company terminated these foreign currency forward contracts. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not party to any derivative financial instruments at March 31, 2009 or December 31, 2008.

Fair Value Reporting

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurement,” for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. FAS 157-2, the Company elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, until January 1, 2009, and the adoption of SFAS No. 157 in regard to the Company’s non-financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. In October 2008 the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. FAS 157-3 was effective immediately and did not affect the Company’s results of operations or financial condition as of the date of adoption or the period from the date of adoption through December 31, 2008 as the Company held no investments in equity securities during the period. In April 2009, The FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Statement affirms that the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the Statement. FSP No. FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Company elected to adopt FSP No. SFAS 157-4 in the first quarter of 2009, and the adoption did not have a material impact on the consolidated financial statements.

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

The Company held no assets or liabilities carried at fair value as of March 31, 2009 or December 31, 2008.

Pursuant to the provisions of SFAS No. 157, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts, which historically consisted solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange losses in the Condensed Consolidated Statements of Income. The Company was not party to any derivative financial instruments as of March 31, 2009 or December 31, 2008.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to TESCO. The fair value of its debt related to the Company’s credit facility at March 31, 2009 of $39.4 million is estimated to be $37.5 million. The Company also has short term debt in the form of a term loan. The fair value of the Company’s term loan of $7.5 million at March 31, 2009 is estimated to be $7.3 million.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Research and Engineering Expenses

The Company expenses research and engineering costs when incurred. Payments received from third parties, including payments for the use of equipment prototypes, during the research or development process are recognized as a reduction in research and engineering expense when the payments are received.

Severance Costs

During the three months ended March 31, 2008, the Company eliminated approximately 100 employee positions due to a review of its personnel structure and recorded $1.0 million in termination benefits associated with the reduction. These severance costs were recorded in Cost of Sales and Services ($0.8 million), Selling, General and Administrative expense ($0.1 million) and Research and Engineering expense ($0.1 million) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period.

During the three months ended March 31, 2009, the Company eliminated approximately 220 employee positions due to a review of its personnel structure and recorded $1.3 million in termination benefits associated with the reduction. These severance costs were recorded in Cost of Sales and Services ($0.6 million), Research and Engineering ($0.1 million) and Selling, General and Administrative expense ($0.6 million) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” to account for its stock-based compensation programs. The Company elected to adopt the modified prospective application

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

method provided by SFAS 123(R). Under SFAS No. 123(R), the Company uses the same fair value methodology pursuant to SFAS No. 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. With respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of Financial Statement Position (“FSP”) No. FAS 123(R)-3 (the “short-cut method”) as of the adoption of SFAS No. 123(R). Under the “short-cut method” the windfall tax benefits recognized for fully vested awards, as defined in FSP No. FAS 123(R)-3, are recognized as an addition to Paid-in Capital and are required to be reported as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows. Windfall tax benefits for partially vested awards should be recognized as if the Company had always followed the fair-value method of recognizing compensation cost in its consolidated financial statements and would be included as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows.

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

	Three Months Ended March 31,
	2009	2008
Cost of sales and services	$271	$499
Selling, general & administrative expense	1,202	978
Research and engineering	99	143

	$1,572	$1,620

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2009	2008
Basic weighted average number of shares outstanding	37,517	36,846
Dilutive effect of stock compensation awards	830	564

Diluted weighted average number of shares outstanding	38,347	37,410

Weighted average anti-dilutive options excluded from calculation	952	325

Recent Accounting Pronouncements

In April 2009, the FASB published FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This statement requires that a registrant shall disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP No. FAS 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the provisions of this statement for the interim reporting period ended March 31, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements as the Statement required additional disclosures but no change in accounting policy.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company adopted FSP No. FAS 142-3 on January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 on January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) is effective January 1, 2009 for certain income tax effects of prior acquisitions. In February 2009, the FASB issued FSP No. FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). The Company adopted SFAS No. 141 and FSP No. FAS 141(R)-a on January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure financial assets and liabilities, except those that are specifically scoped out of the Statement, at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect to adopt the fair value provisions of SFAS No. 159 on January 1, 2008. Therefore, the adoption did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS No. 157 for its financial assets and liabilities and those items for which it has measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on its financial position and results of operations. For additional information see “Fair Value Reporting,”

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

above. As provided by FSP No. 157-2, the Company elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, and adoption of this Statement on January 1, 2009 did not have a material impact on the Company’s financial statements as it relates to its non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. FAS 157-3 was effective immediately and did not materially affect the Company’s results of operations or financial condition as of and for the period ended March 31, 2009. In April 2009, The FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Statement affirms that the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the Statement. FSP No. FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to adopt FSP No. SFAS 157-4 in the first quarter of 2009, and the adoption did not have a material impact on the consolidated financial statements.

Note 2—Out of Period Adjustments

During the preparation of the Company’s financial statements for the three months ended March 31, 2009, the Company discovered errors in the financial statements for the years ended December 31, 2007 and 2008. The errors related to foreign currency translation adjustments of deferred tax assets and understated accrued liabilities. As a result of these errors, deferred tax assets were overstated by $1.3 million and understated by $1.0 million as of December 31, 2007 and 2008, respectively and accrued liabilities as of December 31, 2008 were understated by $0.6 million. In addition, net income for the years ended December 31, 2007 and 2008 was understated by $0.2 million and overstated by $2.7 million, respectively and other comprehensive income was overstated by $3.3 million and understated by $1.7 million, respectively.

The Company assessed the materiality of the error in accordance with Staff Accounting Bulletin No. 108 (“SAB 108”) and concluded that it was immaterial to previously reported annual or interim amounts and that the correction of the error in 2009 would not be material to estimated full year 2009 results of operations. Accordingly, the Company corrected this error in the financial statements for the three months ended March 31, 2009 and have not restated its consolidated financial statements for the years ended December 31, 2007 and 2008. The effect of recording this correction in the accompanying Condensed Consolidated Financial Statements was an increase in deferred tax assets of $1.0 million, an increase in accrued liabilities of $0.3 million, an increase in net income of $0.2 million and an increase in other comprehensive income of $0.6 million.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 3—Long Term Debt

Long term debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Secured Revolver, maturity date of June 5, 2012, 1.56% and 1.99% interest rate at March 31, 2009 and December 31, 2008, respectively	$39,400	$39,400
Secured Term Loan, maturity date of October 31, 2009, 1.56% and 4.44% interest rate at March 31, 2009 and December 31, 2008, respectively	7,520	10,018
Other	—	153

Total Debt	46,920	49,571
Less—Current Portion of Long Term Debt	(7,520)	(10,171)

Non-Current Portion of Long Term Debt	$39,400	$39,400

Amounts outstanding under the Secured Term Loan issued under the Company’s credit agreement require quarterly payments on the principal amount outstanding.

On December 21, 2007, the Company and its existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”), and a term loan with an outstanding balance of $20.0 million as of December 31, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, the Company entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.

Note 4—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes activity in the Company’s common shares during the three months ended March 31, 2009 and for the year ended December 31, 2008 (dollar amounts in thousands):

	Three Months Ended March 31, 2009		Year Ended December 31, 2008
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	37,513,861	$171,384	36,844,763	$154,332
Issued on exercise of options	—	—	626,535	15,698
Issuance from settlement of restricted stock	28,434	714	31,159	1,129
Other issuance of common stock	7,393	52	11,404	225

Balance—end of period	37,549,688	$172,150	37,513,861	$171,384

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,754,969 shares of common stock were authorized as of March 31, 2009 for the grant of stock and stock options to eligible directors, officers, employees and other persons. At March 31, 2009, the Company had approximately 1,195,373 shares available for future grants.

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan (the “Restated Plan”). Prior to May 2007, the Company granted stock options denominated only in Canadian dollars. Under the Restated Plan, stock options and other stock based awards may be denominated in Canadian dollars or U.S. dollars, at the Company’s discretion. On June 30, 2008, the Company voluntarily delisted from the TSX. With all shares of common stock being traded on the NASDAQ, the Company plans to denominate all future grants of equity-based awards in U.S. dollars. Options granted by the Company have historically vested equally over a three year period and expired no later than seven years from the date of grant, although the Board of Directors may choose different parameters in the future. The exercise price of stock options under the plan may not be less than the fair value on the date of the grant, as defined in the Restated Plan.

Stock Options

The following summarizes option activity for the options issued in Canadian dollars during the three months ended March 31, 2009 and 2008:

	2009			2008
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	831,954	C$	20.69	1,593,962	C$	18.62
Granted	—	C$	—	46,300	C$	24.44
Exercised	—	C$	—	(36,085)	C$	15.50
Cancelled	(2,881)	C$	24.52	(70,404)	C$	22.40

Outstanding—end of period	829,073	C$	20.67	1,553,773	C$	18.70

Exercisable—end of period	604,911	C$	19.49	928,601	C$	15.30

The following summarizes option activity for the options issued in U.S. dollars during the three months ended March 31, 2009 and 2008:

	2009		2008
	No. of options	Weighted- average exercise price	No. of options	Weighted- average exercise price
Outstanding—beginning of period	647,100	$13.15	—	$—
Granted	7,500	$7.15	134,800	$25.43
Exercised	—	$—	—	$—
Cancelled	(4,100)	$15.36	(10,100)	$25.38

Outstanding—end of period	650,500	$13.06	124,700	$25.44

Exercisable—end of period	36,074	$25.38	—	$—

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The assumptions used in the Black-Scholes option pricing model during the three months ended March 31, 2009 and 2008 were:

	U.S. Dollar Options Three Months Ended March 31,		Canadian Dollar Options Three Months Ended March 31,
Assumptions	2009	2008	2009	2008
Weighted average risk-free interest rate	2.02%	2.83%	n/a	3.50%
Expected dividend	$-0-	$-0-	n/a	$-0-
Expected option life (years)	4.5	4.5	n/a	4.5
Weighted average expected volatility	64%	50%	n/a	51%
Weighted average expected forfeiture rate	25%	11%	n/a	11%

Restricted Stock

Beginning in 2007, the Company began granting two different types of stock-based awards: Restricted Stock Units (“RSU’s”) which vest equally in three annual installments from date of grant and entitle the grantee to receive the value of one share of TESCO common stock upon vesting, and Performance Stock Units (“PSU’s”) which vest in full after three years and include a performance measure. PSU awards entitle the grantee to receive the value of one share of TESCO common stock for each PSU, subject to adjustment based on the performance measure. The PSU performance objective multiplier can range from zero when threshold performance is not met to a maximum of 2.5 times the initial award. Both RSU’s and PSU’s may be settled by delivery of shares or the payment of cash based on the market value of a TESCO share at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the three months ended March 31, 2009:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	625,200	$12.22	119,407	C$	33.10
Granted	3,000	$7.15	—	C$	—
Vested	(18,611)	$25.12	(9,823)	C$	24.67
Cancelled	(7,400)	$18.42	(1,200)	C$	36.63

Outstanding—end of period	602,189	$11.71	108,384	C$	33.83

The following summarizes restricted stock activity during the three months ended March 31, 2008:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	—	$—	141,100	C$	36.15
Granted	108,800	$25.12	35,600	C$	24.67
Vested	—	$—	—	C$	—
Cancelled	(8,500)	$25.12	(14,200)	C$	34.29

Outstanding—end of period	100,300	$25.12	162,500	C$	33.80

The weighted average expected forfeiture rate is 15% for RSU’s and 5% for PSU’s.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 5—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$4,421	$10,675
Foreign currency translation adjustment	(816)	(2,794)

Total comprehensive income	$3,605	$7,881

Note 6—Income Taxes

Tesco Corporation is an Alberta (Canada) corporation. The Company and its subsidiaries conduct business and are taxable on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO or its subsidiaries are considered resident for income tax purposes.

The Company’s income tax provision for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Current	$1,814	$4,300
Deferred	(2,579)	(1,306)

Income tax (benefit) provision	$(765)	$2,994

The Company’s effective tax rate for the three months ended March 31, 2009 was a benefit of 21% compared to a provision of 22% for the same period in 2008. During the first quarter of 2009, Canadian tax law changed which allows the company to elect to file its Canadian tax return in U.S. dollars beginning with the tax year ended December 31, 2008. The impact of this tax change was recognized in the first quarter of 2009. The effect was a one-time tax benefit of approximately $1.6 million to increase the Company’s deferred tax assets. Excluding this one-time tax benefit, the Company’s effective tax rate for the three months ended March 31, 2009 was 24%.

TESCO adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions. As of March 31, 2009 and December 31, 2008, the Company had an accrual for uncertain tax positions of $1.2 million. This liability is offset by the Company’s net income tax receivables and is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2003. One of the Company’s U.S. subsidiaries has been audited through tax year 2004 and one U.S. subsidiary has been audited through the tax year ended October 31, 2005. At March 31, 2009, the Company’s consolidated tax return for the year 2006 was under audit. In May 2009, this audit was concluded with no impact to the Company’s financial position, results of operations or cash flows.

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

Varco I/P, Inc. (“Varco”) filed suit against TESCO in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents. Varco seeks monetary damages and an injunction against further infringement. The Company filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2009, the USPTO issued a final action, rejecting all of the Varco patent claims that TESCO had contested. Varco may appeal this decision further within the USPTO. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that its Casing Drive System infringes two patents held by Franks. Franks sought monetary damages and an injunction against further infringement. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. In April 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which TESCO would pay $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, TESCO would receive from the third party a release of any royalty obligation under the license and would receive from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. Franks would request the court to dismiss its lawsuit with prejudice. The court has deferred the parties’ May 2009 trial date for 30 days pending negotiation of a final settlement agreement, which must still be approved by all parties. TESCO accrued the settlement amount during the three months ended March 31, 2009.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against TESCO in the U. S. District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe 10 different patents held by Weatherford. Weatherford seeks monetary damages and an injunction against further infringement. The TESCO technologies referred to in the claim include the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. In November 2008, the Company filed requests with the USPTO, seeking invalidation of substantially all of the Weatherford patent claims in the suit. The trial is set for May 2011. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

on this matter at $3.8 million, with $2.6 million of expense included in Other income and $1.2 million included in Interest expense. During 2008, the Company accrued an additional $0.2 million of interest expense related to this claim.

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

In February 2009, the Company received notification of a regulatory review of its payroll practices in one of its North American business districts. The outcome of this review and any potential financial impact are uncertain at this time. During the three months ended March 31, 2009, the Company recorded a reserve of $0.8 million in regard to this matter.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At March 31, 2009 and December 31, 2008 the total exposure to the Company under outstanding letters of credit was $6.9 million and $6.4 million, respectively.

Note 8—Segment Information

Business Segments

Historically, the Company organized its activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, the Company determined that the CASING DRILLING segment no longer met the criteria which allowed it to be aggregated with the Tubular Services segment and therefore changed the presentation of its Tubular Services activities and CASING DRILLING activities into two separate segments. The financial and operating data for the three months ended March 31, 2008 have been recast to be presented consistently with this structure. The Company’s four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology, and the Research and Engineering segment is comprised of our research and development activities related to Tubular Services technology and Top Drive model development.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

or transportation, maintenance and repair, and depreciation of the Company’s revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment.

At the end of 2008, the Company identified sales of certain accessories that were previously included as part of Top Drive after-market support activities. However, since these accessories are directly related to its proprietary and patented Tubular Services technology, the Company now includes them with its proprietary information. Accordingly, the Company has reclassified prior year revenues and operating income of approximately $0.5 million and $0.3 million, respectively, related to these sales from Top Drive after-market support to proprietary Tubular Services to conform to current year presentation.

Significant financial information relating to these segments is as follows (in thousands):

	Three Months ended March 31, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$68,126	$37,002	$5,056	$—	$—	$110,184
Depreciation and amortization	1,980	5,419	1,191	12	699	9,301
Operating income (loss)	15,974	2,686	(1,361)	(2,588)	(10,721)	3,990

Other expense						334

Income before income taxes						$3,656

	Three Months ended March 31, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$81,177	$41,825	$6,366	$—	$—	$129,368
Depreciation and amortization	1,954	4,498	779	43	495	7,769
Operating income (loss)	23,755	6,018	(2,580)	(2,785)	(7,985)	16,423

Other expense						2,754

Income before income taxes						$13,669

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	For the Three Months Ended March 31,
	2009	2008
United States	$56,538	$67,188
Canada	14,241	15,304
Asia Pacific	10,812	17,131
Europe, Africa and Middle East	12,490	12,852
South America	8,895	13,442
Mexico	7,208	3,451

Total	$110,184	$129,368

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. Historically, we organized our activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, we determined that the CASING DRILLING segment no longer met the criteria which allowed it to be aggregated with the Tubular Services segment and therefore changed the presentation of our Tubular Services activities and CASING DRILLING activities into two separate segments. The financial and operating data for the three months ended March 31, 2008 have been recast to be presented consistently with this structure.

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

Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, which uses certain components of our CASING DRILLING technology, in particular the CDS, and provides an efficient method for running casing and, if required, reaming the casing into the hole. Additionally, our proprietary Tubular Service business includes the installation service of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology which improves the quality of the installation of high-end well completions.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

Our revenues, operating income and net income for the three months ended March 31, 2009 decreased compared to the same period in 2008 primarily due to decreased Top Drive product sales, decreased Top Drive rental activities, decreased conventional Tubular Services revenues, and decreased CASING DRILLING activity, partially offset by increased activities in proprietary Tubular Services. Revenues, operating income and net income for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$28,736		$38,479		(25)
-After-market support(1)	15,809		15,028		5
-Rental operations	23,581		27,670		(15)

Total Top Drive	68,126	62	81,177	63	(16)
Tubular Services(2)
-Conventional	9,597		23,566		(59)
-Proprietary(1)	27,405		18,259		50

Total Tubular Services	37,002	34	41,825	32	(12)
CASING DRILLING	5,056	4	6,366	5	(21)

Total Revenues	$110,184	100	$129,368	100	(15)

OPERATING INCOME
Top Drive	$15,974	23	$23,755	29	(33)
Tubular Services	2,686	7	6,018	14	(55)
CASING DRILLING	(1,361)	(27)	(2,580)	(41)	47
Research and Engineering	(2,588)	n/a	(2,785)	n/a	7
Corporate and Other	(10,721)	n/a	(7,985)	n/a	(34)

Total Operating Income	$3,990	4	$16,423	13	(76)

NET INCOME	$4,421	4	$10,675	8	(59)

(1)	At the end of 2008, we identified sales of certain accessories that were previously included as part of our Top Drive after-market support activities. However, since these accessories are directly related to our proprietary and patented Tubular Services technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues and operating income of approximately $0.5 million and $0.3 million, respectively, related to these sales from Top Drive after-market support to proprietary Tubular Services to conform to our current year presentation.

(2)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $6.4 million and prior year operating losses of approximately $2.6 million from the former Casing Services segment to the CASING DRILLING segment to conform to the current year presentation.

Revenues for the three months ended March 31, 2009 were $110.2 million, compared to $129.4 million in the same period in 2008, a decrease of $19.2 million, or 15%. This decrease is due to a $13.1 million decrease in the Top Drive segment, a $4.8 million decrease in the Tubular Services segment and a $1.3 million decrease in the CASING DRILLING segment. Each segment is discussed in further detail below.

Operating Income for the three months ended March 31, 2009 was $4.0 million, compared to $16.4 million in the three months ended March 31, 2008, a decrease of $12.4 million, or 76%. This decrease is primarily due to lower revenues in all of our segments due to decreased drilling activity in North America and $2.2 million in expenses for a litigation settlement, $1.3 million in severance costs and $0.8 million in reserves recorded related to a regulatory review of certain payroll practices in North America.

Net Income for the three months ended March 31, 2009 was $4.4 million, compared to $10.7 million in the same period in 2008, a decrease of $6.3 million or 59%. This decrease is due primarily to decreased operating income as discussed above, which was partially offset by a $0.7 million decrease in interest expense and a $1.8 million improvement in foreign exchange (gains) losses, as discussed below. In addition, our effective tax rate decreased from a provision of 22% in the first quarter of 2008 to a benefit of 21% during the first quarter of 2009. During the first quarter of 2009, Canadian tax law changed which resulted in a one-time tax benefit of approximately $1.6 million to increase the Company’s deferred tax assets. Excluding this one-time tax benefit, our effective tax rate for the three months ended March 31, 2009 was a provision of 24%.

Top Drive Segment

Our Top Drive segment consists of Top Drive sales, after-market sales and service and Top Drive rental activities.

Revenues—Revenues for the three months ended March 31, 2009 decreased $13.1 million, or 16%, compared to the same period in 2008, primarily driven by a $9.8 million decrease in Top Drive sales and a $4.1 million decrease in Top Drive rental operations, offset by a $0.8 million increase in after-market sales and service.

Revenues from Top Drive sales decreased $9.8 million to $28.7 million for the three months ended March 31, 2009 as compared to the same period in 2008. We sold 32 units (31 new and 1 used) during the three months ended March 31, 2009, compared to 31 units sold (25 new and 6 used) during the similar period in 2008. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. The $9.8 million decrease in revenues described above is primarily due to a change in the mix of the types of Top Drive units sold. During the three months ended March 31, 2009, we sold a larger proportion of fast-moving, smaller Top Drives and Top Drives without power units as compared to the same period in 2008. When Top Drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used Top Drive units during the three months ended March 31, 2009 and 2008 were $1.0 million and $5.7 million, respectively.

Revenues from Top Drive rental activities decreased $4.1 million to $23.6 million during the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to a decrease in the number of rental operating days during the current year’s period. Our rental fleet worked 4,673 operating days during the three months ended March 31, 2009, down from 5,689 operating days in the same period last year. In addition to the decrease in operating days, revenues during the three months ended March 31, 2009 were lower than the prior year due to pricing pressure experienced in North America.

Revenues from after-market sales and service increased $0.8 million to $15.8 million for the three months ended March 31, 2009 as compared to 2008, primarily as a result of a larger installed base of our Top Drive units around the world. As we sell more Top Drive units, demand for our after-market parts and services has also increased.

Operating Income—Top Drive operating income for the three months ended March 31, 2009 decreased $7.8 million to $16.0 million compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the shift in the type of Top Drives sold during the current period, as discussed above, combined with decreased profits from the sales of smaller Top Drive units or Top Drives without power units. Top Drive operating income was also unfavorably affected by a decrease in the number of used Top Drive units sold during the three months ended March 31, 2009. We sold one used unit during the current period, compared to six used units last year. The used Top Drive units sold typically are our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales. In addition, we recorded a reserve of $0.8 million during the three months ended March 31, 2009 in connection with a regulatory review of past payroll practices in North America and severance costs of $0.4 million.

Outlook—We had a third-party backlog of 35 Top Drive units as of March 31, 2009 compared to a third-party backlog of 65 units as of December 31, 2008. As we outlined in our Annual Report on Form 10-K, we expect a slower order rate in 2009 based on current worldwide economic conditions. Based on our current backlog, we believe that revenues associated with the sales of new Top Drive units for the remainder of 2009 will be below our 2008 record sales levels, particularly in the later part of the year. Due to the year-over-year decline in active worldwide rig count, we also expect to see a continued decrease in demand for our Top Drive rental units, predominantly in North America. We plan to shift the locations of a portion of our mobile rental fleet to maximize rental opportunities. At March 31, 2009, we had 126 units in our rental fleet, unchanged from December 31, 2008.

Demand for our after-market sales and service has grown due to the increased number of Top Drive units sold to customers. We expect these revenues to remain strong as our customers utilize rig down-time to service their units, and we project these revenues to grow as our third-party installed base expands around the globe.

Tubular Services Segment

Revenues—Revenues for the three months ended March 31, 2009 decreased $4.8 million, or 12%, to $37.0 million as compared to the same period in 2008. This was primarily due to a $14.0 million decrease in our conventional Tubular Services business, partially offset by a $9.2 million increase in our proprietary service offerings. The decrease in our conventional revenues is due to our continued focus to shift our customers to our proprietary product offerings and a 20% decline in our business in North America. Our conventional business is primarily conducted in North America and is directly tied to the rig count which has sharply declined over the past 12 months. The increase in our proprietary business is primarily due to our shift from conventional offerings and a $3.0 million increase in proprietary equipment sales. This is partially offset by a decrease in MCLRS revenues from $2.9 million to $2.2 million for the three months ended March 31, 2009 compared to the same period last year due to a reduction in the number of MCLRS projects that were in progress during the three months ended March 31, 2009.

Operating Income—Tubular Services’ operating income for the three months ended March 31, 2009 decreased $3.3 million to $2.7 million compared to $6.0 million for the same period in 2008, primarily due to the decrease in revenues described above and $0.2 million in severance costs during the current quarter. In response to the steep decline in industry conditions, we are aggressively managing our business to control our costs. Accordingly, during the current period we initiated steps toward strategically aligning certain locations, particularly in North America.

Outlook—We continue to address the cost structure of our North American Tubular Services business by optimizing personnel and assets in operating areas that provide the highest returns. Additionally, we plan to strategically expand our Tubular Services activities in certain international locations.

CASING DRILLING Segment

Revenues—Revenues for the three months ended March 31, 2009 were $5.1 million compared to $6.4 million in the same period last year, a decrease of $1.3 million or 21%. This decrease was due to a decline in available work, particularly in Latin America and the U.S., in connection with current industry operating conditions.

Operating Income—CASING DRILLING’s operating loss for the three months ended March 31, 2009 was $1.4 million compared to $2.6 million last year. Operating margins improved from a loss of 41% last year to a loss of 27% in the current period. These improvements are primarily due to decreased overhead and management expenses.

Outlook—We continue to address the cost structure of our CASING DRILLING business by optimizing personnel and assets in operating areas that provide the highest returns.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of our activities related to the design and enhancement of our top drive models and proprietary equipment and were $2.6 million for the three months ended March 31, 2009, a decrease of $0.2 million from operating expenses of $2.8 million for the three months ended March 31, 2008. This decrease is primarily due to normalization of expenditures from last year, when we focused on development and market production of a new generation of hydraulic and electric top drives. We also recorded $0.1 million in severance costs during the current quarter. We continue to invest in the commercialization and enhancements of our proprietary technologies.

Corporate and Other Expenses

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended March 31, 2009 increased $2.7 million to a $10.7 million loss, compared to a loss of $8.0 million for the same period in 2008. This increase is primarily due to a $2.2 million legal settlement, a $0.3 million increase in salaries and $0.6 million in severance costs, partially offset by decreased legal and audit fees and other corporate expenses from the same period in 2008.

Net Income

Net income for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009		2008
		% of revenue		% of revenue
Operating Income	$3,990	4	$16,423	13
Interest expense	497	—	1,196	1
Interest income	(19)	—	(135)	—
Foreign exchange (gains) losses	(96)	—	1,724	1
Other income	(48)	—	(31)	—
Income taxes	(765)	—	2,994	2

Net Income	$4,421	4	$10,675	8

Interest Expense—Interest expense for the three months ended March 31, 2009 decreased $0.7 million compared to the same period in 2008. During the three months ended March 31, 2009, average daily debt balances were $43.7 million, approximately $32.8 million lower than the same period last year. In addition, the weighted average interest rate decreased by 345 basis points during the current year due to market conditions, resulting in lower interest expense during the current year period.

Interest Income—Interest income for the three months ended March 31, 2009 decreased $0.1 million compared to the same period in 2008.

Foreign Exchange (Gains) Losses—Foreign exchange (gains) losses increased to a gain of $0.1 million from a loss of $1.7 million primarily due to the comparative weakening of the Canadian dollar between the periods and a $1.6 million loss on settling and marking to market certain foreign currency contracts during the three months ended March 31, 2008. During the year ended December 31, 2007, we entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and replaced them with 14 foreign monthly currency forward contracts. We recognized a loss of $0.6 million related to the termination of the bi-weekly foreign currency forward contracts and recognized an unrealized loss of $1.0 million on 13 of the new monthly foreign currency forward contracts. During the three months ended March 31, 2008, one of our new foreign currency forward contracts settled, and the net loss on this foreign currency exchange contract was immaterial. We were not party to foreign currency forward contracts during the three months ended March 31, 2009.

Other Income—Other income for the three months ended March 31, 2009 was approximately the same for both the three months ended March 31, 2009 and the prior year comparable period.

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax expense is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and/or its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such profits. Please see Note 6 to the condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” above for a description of our Mexican tax matters.

Our effective tax rate for the three months ended March 31, 2009 was a benefit of 21% compared to a provision of 22% for the same period in 2008. During the first quarter of 2009, Canadian tax law changed which allows the company to elect to file its Canadian tax return in U.S. dollars beginning with the tax year ended December 31, 2008. The impact of this tax change was recognized in the first quarter of 2009. The effect was a one-time tax benefit of approximately $1.6 million to increase the Company’s deferred tax assets. Excluding this one-time tax benefit, our effective tax rate for the three months ended March 31, 2009 was 24%.

As discussed in Note 6 to the Condensed Consolidated Financial Statements included in Item 1 above, our tax returns are subject to examination in each of the jurisdictions in which we operate, and the audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Recent Quarterly Trends

Revenues for the three months ended March 31, 2009 were $110.2 million, compared to $139.4 million for the three months ended December 31, 2008, a decrease of $29.2 million, or 21%. This decrease is due to a $21.9 million decrease in the Top Drive segment, a $6.0 million decrease in the Tubular Services segment and a $1.3 million decrease in the CASING DRILLING segment. The decrease in the Top Drive segment is primarily the result of the sale of 32 units (31 new and 1 used) during the three months ended March 31, 2009 as compared to 38 top drive units (37 new and 1 used) during the three months ended December 31, 2008. The decrease in Tubular Services revenues was primarily due to a 43% decrease in conventional tubular services revenues related to the steep decline in demand for conventional services during the three months ended March 31, 2009 compared to the three months ended December 31, 2008 as discussed above, particularly in North America. The decrease in our CASING DRILLING revenues was due to the decline in available work as discussed above.

Operating Income for the three months ended March 31, 2009 was $4.0 million, compared to $16.9 million in the three months ended December 31, 2008, a decrease of $12.9 million or 76%. This decrease is primarily due to a $10.1 million decrease in the Top Drive segment and a $2.4 million decrease in operating income in the Tubular Services segment, offset by a $2.0 million improvement in operating losses in the CASING DRILLING segment. The decrease in Top Drive operating income was primarily due to a lower number of Top Drive units sold in the current quarter as discussed above. The decrease in Tubular Services operating income was primarily due to the decline in conventional work described above, particularly in North America. The increase in CASING DRILLING operating income was primarily due to decreased overhead and management expenses during the three months ended March 31, 2009.

Net Income for the three months ended March 31, 2009 was $4.4 million, compared to $12.0 million in the three months ended December 31, 2008, a decrease of $7.5 million or 63%. This decrease is due primarily to decreased operating income as discussed above, offset by a decrease in our effective tax rate from a provision of 31% in the fourth quarter of 2008 to a benefit of 21% during the first quarter of 2009. Due to a change in Canadian tax law, as discussed above, the effect was a one-time tax benefit of approximately $1.6 million to increase our deferred tax assets. Excluding this one-time tax benefit, the Company’s effective tax rate for the three months ended March 31, 2009 was a provision of 24%.

LIQUIDITY AND CAPITAL RESOURCES

Our Net Debt position at March 31, 2009 and December 31, 2008 was as follows (in thousands):

	March 31, 2009	December 31, 2008
Cash	$22,290	$20,619
Current portion of long term debt	(7,520)	(10,171)
Long term debt	(39,400)	(39,400)

Net Debt	$(24,630)	$(28,952)

The decrease in Net Debt during the three months ended March 31, 2009 was primarily the result of collecting accounts receivable that were outstanding as of December 31, 2008, partially offset by using cash collected to fund our operations. We have reported Net Debt because we regularly review Net Debt as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement.

On December 21, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $20.0 million as of December 31, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit

Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of March 31, 2009, we had $5.9 million in letters of credit outstanding under our credit facility and $99.7 million available under the Revolver.

The Amended Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, we are prohibited from incurring any additional indebtedness outside the existing Credit Facility, in excess of $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA. We were in compliance with our bank covenants at March 31, 2009.

Outstanding borrowings under our revolving credit facility were $39.4 million and the outstanding balance on our term loan was $7.5 million as of March 31, 2009. Our credit facility is maintained by a syndicate of seven banks, none of which have indicated any insolvency issues to us.

Our investment in working capital, excluding cash and current portion of long term debt, increased $3.1 million to $138.0 million at March 31, 2009 from $134.9 million at December 31, 2008. The increase during the three months ended March 31, 2009 was primarily attributable to an increase in inventory, partially offset by reductions in our accounts receivable and deferred revenues.

Following is the calculation of working capital, excluding cash and the current portion of long term debt, as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Current assets	$235,972	$238,908
Current liabilities	(83,178)	(93,606)

Working capital	152,794	145,302
Less:
Cash and cash equivalents	(22,290)	(20,619)
Current portion of long term debt	7,520	10,171

Working capital, excluding cash and current portion of long term debt	$138,024	$134,854

During the three months ended March 31, 2009, our capital expenditures were $5.1 million compared to $20.1 million during the three months ended March 31, 2008, primarily due to additions to our Top Drive rental fleet during the prior year period. We project our capital expenditures for 2009 to be approximately $20 to $30 million. The planned decrease from our 2008 capital spending levels of $79 million is directly related to our prior year’s fleet revitalization program and planned decreases during 2009 in response to market conditions.

During the three months ended March 31, 2009, cash provided by operating activities was $9.5 million compared to cash used in operating activities of $0.3 million in the same period in 2008, primarily due to decreased earnings in the three months ended March 31, 2009, offset by a year-over-year increase in our investment in working capital. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

We are also monitoring the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2009 and December 31, 2008, we had no off balance sheet arrangements.

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

Revenue Recognition—We recognize revenues when the earnings process is complete and collectability is reasonably assured. We recognize revenues when title and risk of loss of the equipment are transferred to the customer, with no right of return. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For project management services, service and repairs and rental activities, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

Accounting for Stock-Based Compensation—We recognize compensation expense on stock-based awards to employees, directors and other persons. For those awards that we intend to settle in stock, compensation expense is based on the calculated fair value of each stock-based award at its grant date, the estimation of which may require us to make assumptions about the future volatility of our stock price, future interest rates and the timing of grantees’ decisions to exercise their options.

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

Excess and Obsolete Inventory Provisions—Quantities of inventory on hand are reviewed periodically to ensure the part numbers remain active and the quantities on hand are not excessive based on usage patterns and known changes to equipment or processes. Significant or unanticipated changes in business conditions could impact the amount and timing of any additional provision for excess or obsolete inventory that may be required.

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

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) published FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This statement requires that a registrant shall disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this statement for the interim reporting period ended March 31, 2009 and the adoption did not have a material impact on our consolidated financial statements, as the Statement required additional disclosures but no change in accounting policy.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) (revised 2007), “Business Combinations” and other applicable accounting literature. FSP No. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We adopted the provisions of FSP No. 142-3 on January 1, 2009 and the adoption of this statement did not have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” This statement enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS No. 161 on January 1, 2009 and the adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 160 on January 1, 2009 and the adoption of this statement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations (a revision of Statement No. 141,” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption was prohibited. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) is effective January 1, 2009 for certain income tax effects of prior acquisitions. In February 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). We adopted the provisions of SFAS No. 141 and FSP No. 141(R)-1 on January 1, 2009 and the adoption of this Statement did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of SFAS No. 157 for our financial assets and liabilities and those items for which we have measured on a recurring basis effective January 1, 2008, and the adoption did not have a material impact on our financial position and results of operations. For additional information see “Fair Value Reporting,” below. As provided by FSP No. FAS 157-2, we have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities, primarily our goodwill and intangible assets, and adoption of this Statement on January 1, 2009 did not have a material impact on our financial statements as it relates to non-financial assets and non-financial liabilities that are recognized or disclosed on a non-recurring basis. In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 became effective immediately and did not materially affect our results of operations or financial condition as of and for the periods ended March 31, 2009. In April 2009, The FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Statement affirms that the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the Statement. FSP No. FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company adopted FSP No. FAS 157-4 in the first quarter of 2009, and the adoption did not have a material impact on our consolidated financial statements.

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

As of December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. We subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million. We were not party to any derivative financial instruments as of March 31, 2009 or December 31, 2008.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to our credit facility at March 31, 2009 was approximately $37.5 million. We also have short-term debt in the form of a term loan. The fair value of our term loan debt at March 31, 2009 was approximately $7.3 million. A one percent change in interest rates would increase or decrease interest expense $0.5 million annually based on amounts outstanding at March 31, 2009.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks. Please see Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of the risk factors affecting the Company and Item 1A. “Risk Factors,” below for further discussion of recent risks.

ITEM 4.	CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis. Please see Part I, Item 3—”Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a summary of our ongoing legal proceedings.

The estimates below represent management’s best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

Varco I/P, Inc. (“Varco”) filed suit against TESCO in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents. Varco seeks monetary damages and an injunction against further infringement. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2009, the USPTO issued a final action, rejecting all of the Varco patent claims that TESCO had contested. Varco may appeal this decision further within the USPTO. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our Casing Drive System infringes two patents held by Franks. Franks sought monetary damages and an injunction against further infringement. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. In April 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which TESCO would pay $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, TESCO would receive from the third party a release of any royalty obligation under the license and would receive from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. Franks would request the court to dismiss its lawsuit with prejudice. The court has deferred the parties’ May 2009 trial date for 30 days pending negotiation of a final settlement agreement, which must still be approved by all parties. TESCO accrued the settlement amount during the three months ended March 31, 2009.

Weatherford International and Weatherford/Lamb Inc. (“Weatherford”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe 10 different patents held by Weatherford. Weatherford seeks monetary damages and an injunction against further infringement. The TESCO technologies referred to in the claim include the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. The Company has filed a general denial seeking a judicial determination that it does not infringe the patents in question and/or that the patents are invalid. In November, 2008, we filed requests with the USPTO, seeking invalidation of substantially all of the Weatherford patent claims in the suit. The trial is set for May 2011. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

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

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. However, at June 30, 2006 we accrued our estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2008, we accrued an additional $0.2 million of interest expense related to this claim.

In August 2008, we received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return. We disagree with this claim and are currently litigating the matter. The outcome of this litigation is uncertain.

In February 2009, we received notification of a regulatory review of its payroll practices in one of our North American business districts. The outcome of this review and any potential financial impact are uncertain at this time. During the three months ended March 31, 2009, we recorded a reserve of $0.8 million in regard to this matter.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

We face risks related to pandemic diseases, which could materially and adversely disrupt our operations and affect travel required for our worldwide operations.

A portion of our business involves the movement of people and certain parts and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to an epidemic or outbreak of diseases, including the recent H1N1 Flu (commonly known as Swine Flu), in these locations could significantly disrupt our operations and decrease our ability to provide services to our customers. In addition, our local workforce could be affected by such an outbreak which could also significantly disrupt our operations and decrease our ability to provide services to our customers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.3 to Tesco Corporation’s Registration Statement on Form S-8 filed with the SEC on November 13, 2008)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	First Amendment to the Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.2*	First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.3*	First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.4*	First Amendment to Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Nigel Lakey (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.5*	First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and James Lank (incorporated by reference to Exhibit 10.5 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference to the indicated filing

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: May 11, 2009

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2009

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.3 to Tesco Corporation’s Registration Statement on Form S-8 filed with the SEC on November 13, 2008)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	First Amendment to the Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.2*	First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.3*	First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.4*	First Amendment to Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Nigel Lakey (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.5*	First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and James Lank (incorporated by reference to Exhibit 10.5 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference to the indicated filing