Form 10-Q
period 2009-06-30
TESCO CORP
filed 2009-08-07
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34090

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of July 31, 2009: 37,604,483

i

Caution Regarding Forward-Looking Information; Risk Factors

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always identified by the use of words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “forecast,” “target,” “project,” “may,” “will,” “should,” “could,” “estimate,” “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenues, earnings, activities and technical results.

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

Please see Part I, Item 1A—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A—Risk Factors of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$20,412	$20,619
Accounts Receivable Trade, net	62,749	97,747
Inventories, net	97,968	96,013
Deferred Income Taxes	17,063	10,996
Prepaid and Other Current Assets	18,490	19,690

Total Current Assets	216,682	245,065
Property, Plant and Equipment, net	201,490	208,968
Goodwill	28,973	28,746
Deferred Income Taxes	13,391	9,066
Intangible and Other Assets, net	6,452	7,545

TOTAL ASSETS	$466,988	$499,390

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$5,022	$10,171
Accounts Payable	19,087	38,946
Income Taxes Payable	4,616	8,297
Deferred Revenues	7,981	16,638
Accrued and Other Current Liabilities	23,489	25,711

Total Current Liabilities	60,195	99,763
Long Term Debt	39,400	39,400
Deferred Income Taxes	7,353	8,197

Total Liabilities	106,948	147,360

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	173,515	171,384
Contributed Surplus	15,223	15,708
Retained Earnings	143,572	142,752
Accumulated Comprehensive Income	27,730	22,186

Total Shareholders’ Equity	360,040	352,030

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$466,988	$499,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Products	$42,704	$54,495	$91,829	$109,601
Services	45,723	71,662	106,782	145,924

	88,427	126,157	198,611	255,525
OPERATING EXPENSES
Cost of Sales and Services
Products	32,506	34,260	68,393	71,210
Services	48,080	61,135	102,191	120,993

	80,586	95,395	170,584	192,203
Selling, General and Administrative	13,214	10,974	26,822	24,325
Research and Engineering	1,845	2,794	4,433	5,579

Total Operating Expenses	95,645	109,163	201,839	222,107

OPERATING (LOSS) INCOME	(7,218)	16,994	(3,228)	33,418
OTHER EXPENSE (INCOME)
Interest expense	457	1,258	954	2,454
Interest income	(30)	(126)	(49)	(261)
Foreign exchange losses (gains)	394	(1,399)	298	326
Other expense	192	77	144	46

Total Other Expense (Income)	1,013	(190)	1,347	2,565

(LOSS) INCOME BEFORE INCOME TAXES	(8,231)	17,184	(4,575)	30,853
INCOME TAX PROVISION (BENEFIT)	(4,630)	4,502	(5,395)	7,496

NET (LOSS) INCOME	$(3,601)	$12,682	$820	$23,357

(Loss) Earnings per share:
Basic	$(0.10)	$0.34	$0.02	$0.63
Diluted	$(0.10)	$0.34	$0.02	$0.62
Weighted average number of shares:
Basic	37,565,006	37,057,557	37,540,794	36,951,722
Diluted	37,565,006	37,723,930	38,330,560	37,586,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net Income	$820	$23,357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,345	16,039
Stock compensation expense	2,759	3,234
Deferred income taxes	(10,355)	426
Amortization of financial items	348	346
Loss (gain) on sale of operating assets	1,370	(9,959)
Impairment of assets held for sale	1,792	—
Changes in components of working capital
Decrease (increase) in accounts receivable trade	35,292	(14,028)
Decrease in inventories	1,034	5,591
Increase in prepaid and other current assets	(2,712)	(7,115)
Decrease in accounts payable	(19,870)	(10,348)
Decrease (increase) in accrued and other current liabilities	(8,110)	6,903
Increase (decrease) in income taxes payable	(3,680)	1,333
Other, net	3	(843)

Net cash provided by operating activities	17,036	14,936

INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,129)	(43,135)
Proceeds on sale of operating assets	1,004	12,147
Other, net	(217)	82

Net cash used in investing activities	(12,342)	(30,906)

FINANCING ACTIVITIES
Issuances of debt	10,000	51,865
Repayments of debt	(15,146)	(55,380)
Proceeds from exercise of stock options	98	8,179
Debt issue costs	—	(100)
Excess tax benefit associated with equity based compensation	—	1,036

Net cash (used in) provided by financing activities	(5,048)	5,600

Effect of foreign exchange losses on cash balances	147	(123)

Net Decrease in Cash and Cash Equivalents	(207)	(10,493)
Net Cash and Cash Equivalents, beginning of period	20,619	23,072

Net Cash and Cash Equivalents, end of period	$20,412	$12,579

Supplemental Cash Flow Information
Cash paid during the period for interest	$600	$2,479
Cash paid during the period for income taxes	$9,950	$5,308
Cash receipts during the period for interest	$52	$249
Cash receipts during the period for income taxes	$1,683	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System™ (“CDS”) and TESCO’s Multiple Control Line Running System™ (“MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

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

During the preparation of the financial statements for the three months ended June 30, 2009, the Company identified prepaid taxes that were presented as a reduction of accrued liabilities in the balance sheet as of December 31, 2008. These prior year amounts have been reclassified to conform to the current year presentation.

The Company has performed an evaluation of potential recognition or disclosure of events or transactions subsequent to June 30, 2009 through August 6, 2009, which is the date the financial statements were issued.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete and collectability is reasonably assured. TESCO recognizes revenues for product sales when title and risk of loss of the equipment are transferred to the customer, with no right of return. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For project management services, service and repairs and rental activities, TESCO recognizes revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

The following is a reconciliation of changes in the Company’s warranty accrual for the six months ended June 30, 2009 and the year ended December 31, 2008 (in thousands):

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance—beginning of period	$3,326	$3,045
Charged to expense, net	113	1,684
Charged to other accounts(a)	35	(129)
Deductions	(462)	(1,274)

Balance—end of period	$3,012	$3,326

(a)	Represents currency translation adjustments and reclassifications.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At June 30, 2009 and December 31, 2008, the allowance for doubtful accounts on Trade Accounts Receivable was $3.9 million and $3.2 million, respectively.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

At June 30, 2009 and December 31, 2008, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$32,539	$26,049
Work in progress	2,482	2,648
Finished goods	62,947	67,316

	$97,968	$96,013

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

Drilling equipment includes related manufacturing costs and overhead. The net book value of used top drive rental equipment sold included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income was $0.1 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively and $1.0 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales and services	$8,642	$7,975	$17,640	$15,436
Selling, general & administrative expense	390	273	681	538
Research and engineering	12	22	24	65

	$9,044	$8,270	$18,345	$16,039

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Assets Held for Sale

During the year ended December 31, 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.9 million in soil remediation costs to prepare the property for sale that were capitalized and reported as an increase in the property’s net book value as of December 31, 2008. The property has a carrying value of $1.8 million and $1.7 million, net of accumulated depreciation as of June 30, 2009 and December 31, 2008, respectively, and is included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2009, the Company made the decision to sell operating assets located in North America within the next 12 months for an amount expected to be less than their current carrying amount. As a result, the Company recorded a pre-tax impairment loss of approximately $1.8 million to write down the fixed assets to their estimated realizable value of $0.2 million during the three months ended June 30, 2009. The impairment loss is included in the Tubular Services segment as a part of Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009. The Company ceased depreciating the assets at the time they were classified as held for sale and has reflected the current carrying amount in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets.

Investments

The Company accounts for its investment in securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are considered available-for-sale and are reported at fair value based upon quoted market prices in the accompanying Condensed Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in Accumulated Other Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold are included in Other Expense in the Condensed Consolidated Statements of Income. The Company held no investments in securities during the three and six months ended June 30, 2009 or 2008.

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

During the three months ended June 30, 2009, the Company performed an interim impairment test of its goodwill due to events and changes in circumstances during the second quarter of 2009 that indicated an impairment might have occurred. The primary factor deemed by management to have constituted a potential impairment triggering event was a significant decline in revenues experienced in the second quarter of 2009. For purposes of the analysis, the Company made significant management assumptions including sales volumes and prices, costs of products and services, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Inherent in the Company’s projections are key assumptions relative to how long the current downward economic cycle might last.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Furthermore, the financial and credit market volatility directly impacts the fair value measurement through the weighted-average cost of capital that was used to determine the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long-term trend. No impairment losses were incurred as a result of this interim test. However, if actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, the Company could be exposed to future impairment losses that could be material to its results of operations.

The change in the carrying amount of goodwill of $0.2 million from December 31, 2008 to June 30, 2009 is due to the effect of foreign currency exchange rates.

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents, licenses, and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationships intangible assets are amortized on a straight-line basis over an estimated economic life of four to seven years, the patents are amortized on a straight-line basis over an estimated economic life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the term of the agreements of four years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. The Company determined that no such circumstance existed during the three or six months ended June 30, 2009, and accordingly, did not perform an impairment analysis on its intangible assets during the current period. No impairment losses were incurred during the six months ended June 30, 2009 or the year ended December 31, 2008. If a future impairment loss is recognized, it will be charged to income and disclosed separately in the Condensed Consolidated Statements of Income.

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

During the year ended December 31, 2007, the Company had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, the Company terminated these bi-weekly foreign currency forward contracts and replaced them with monthly foreign currency forward contracts. The Company recognized a loss of $0.6 million related to the termination of the bi-weekly foreign currency forward contracts which was included in Foreign exchange losses (gains) in the Condensed Consolidated Statements of Income.

During the six months ended June 30, 2008, the Company entered into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a gain of $0.8 million for the three months ended June 30, 2008 and a loss of $0.2 million for the six months ended June 30, 2008, which are included in Foreign exchange losses (gains) in the Condensed Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

The Company was not party to any derivative financial instruments as of June 30, 2009 or December 31, 2008.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Fair Value Measurement

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurement,” for its financial assets and liabilities for which it has recognized or disclosed at fair value on a recurring basis effective January 1, 2008. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). As provided by FSP No. FAS 157-2, the Company elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities, primarily its goodwill and intangible assets, until January 1, 2009, and the adoption of SFAS No. 157 in regard to the Company’s non-financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. FAS 157-3 was effective immediately and did not affect the Company’s results of operations or financial condition as of the date of adoption or the period from the date of adoption through December 31, 2008 as the Company held no investments in equity securities during the period. In April 2009, The FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Statement affirms the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the Statement. FSP No. FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company elected to adopt FSP No. SFAS 157-4 in the first quarter of 2009, and the adoption did not have a material impact on the consolidated financial statements.

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

The Company held no assets or liabilities carried at fair value as of December 31, 2008. During the three months ended June 30, 2009, the Company made the decision to sell operating assets located in North America within the next 12 months. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these fixed assets, had a carrying amount of $2.0 million, and were written down to their

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

estimated realizable value of $0.2 million as of June 30, 2009. The estimated realizable fair value is consistent with the determined fair value of the assets. In accordance with the provisions of SFAS No. 157, the fair value was derived from observable market prices in the form of quotations received from independent third parties (“Level 2” inputs). The resulting impairment charge of $1.8 million is included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009. The following table presents the Company’s assets carried at fair value and the basis for determining their fair values (in thousands):

	As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses
Assets held for sale	$2,000	$—	$200	—	$1,800

The Company was party to derivative contracts during the six months ended June 30, 2008. Pursuant to the provisions of SFAS No. 157, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts, which historically consisted solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange losses in the Condensed Consolidated Statements of Income. The Company was not party to any derivative financial instruments as of June 30, 2009 or December 31, 2008.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to TESCO. The fair value of its debt related to the Company’s credit facility at June 30, 2009 of $39.4 million is estimated to be $37.5 million. The Company also has short term debt in the form of a term loan. The fair value of the Company’s term loan of $5.0 million at June 30, 2009 is estimated to be $4.9 million.

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

Severance Costs

During the three and six months ended June 30, 2009, the Company eliminated approximately 220 and 440 employee positions, respectively, due to a review of its personnel structure and recorded $1.6 million and $2.9 million, respectively, in one-time termination benefits associated with the reductions. These severance costs were recorded in Cost of Sales and Services ($0.8 million and $1.3 million for the three and six months ended June 30,

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

2009, respectively), Research and Engineering ($0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively) and Selling, General and Administrative expense ($0.6 million and $1.3 million for the three and six months ended June 30, 2009, respectively) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period. These costs were recorded in the Top Drive segment ($0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively), Tubular Services segment ($0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively), Casing Drilling Segment ($0.1 million and $0.1 million for the three and six months ended June 30, 2009, respectively), Research and Engineering segment ($0.2 million and $0.3 million for the three and six months ended June 30, 2009, respectively) and Corporate and Other segment ($0.6 million and $1.2 million for the three and six months ended June 30, 2009, respectively). As of June 30, 2009, severance costs of $0.6 million were incurred but not yet paid, and were included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet.

During the six months ended June 30, 2008, the Company eliminated approximately 100 employee positions due to a review of its personnel structure and recorded termination benefits of $1.1 million associated with the reduction. These severance costs are recorded in Cost of Sales and Services ($0.1 million and $0.9 million for the three and six months ended June 30, 2008, respectively), Research and Engineering expense ($0.0 million and $0.1 million for the three and six months ended June 30, 2008, respectively) and Selling, General and Administrative expense ($0.0 million and $0.1 million for the three and six months ended June 30, 2008, respectively) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” to account for its stock-based compensation programs. The Company elected to adopt the modified prospective application method provided by SFAS 123(R). Under SFAS No. 123(R), the Company uses the same fair value methodology

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

pursuant to SFAS No. 123 but the Company is required to estimate the pre-vesting forfeiture rate beginning on the date of grant. With respect to the determination of the pool of windfall tax benefits, the Company elected to use the transition election of FSP No. FAS 123(R)-3 (the “short-cut method”), as of the adoption of SFAS No. 123(R). Under the “short-cut method” the windfall tax benefits recognized for fully vested awards, as defined in FSP No. FAS 123(R)-3, are recognized as an addition to Paid-in Capital and are required to be reported as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows. Windfall tax benefits for partially vested awards should be recognized as if the Company had always followed the fair-value method of recognizing compensation cost in its consolidated financial statements and would be included as a financing cash inflow and an operating cash outflow within the Consolidated Statement of Cash Flows.

The Company measures stock-based compensation cost for equity-classified awards as of grant date or the employee start date for pre-employment grants, based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures, and recognizes compensation expense on a graded basis over the vesting period. Compensation expense is recognized with an offsetting credit to Contributed Surplus, which is then transferred to Common Shares when the award is distributed or the option is exercised. Consideration received on the exercise of stock options is credited to Common Shares. For stock option grants, the Company uses a Black-Scholes valuation model to determine the estimated fair value.

During the preparation of the Company’s financial statements for the three months ended June 30, 2009, the Company determined that Canadian dollar-denominated stock option awards previously issued to non-Canadian employees qualify for liability classification in accordance with SFAS No. 123(R) due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards was reclassified from Contributed Surplus to Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009, and are adjusted to fair value at the end of each reporting period. The impact to the Company’s financial statements for the three month periods ended September 30, 2008, December 31, 2008 and March 31, 2009 and for the year ended December 31, 2008 was not material. At June 30, 2009, the fair value of these awards was approximately $1.0 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales and services	$188	$425	$459	$924
Selling, general and administrative expense	927	1,055	2,129	2,033
Research and engineering	72	134	171	277

	$1,187	$1,614	$2,759	$3,234

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	37,565	37,058	37,541	36,952
Dilutive effect of stock compensation awards	—	666	789	635

Diluted weighted average number of shares outstanding	37,565	37,724	38,330	37,587

Weighted average anti-dilutive options excluded from calculation due to exercise prices	943	198	2,402	786

Weighted average anti-dilutive options excluded from calculation due to reported net loss	749	—	—	—

For the three months ended June 30, 2009, the weighted average diluted shares outstanding excluded 748,761 shares because the Company reported a loss during the period, and including them would have had an anti-dilutive effect on loss per share.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162.” The objective of this Statement is to replace Statement No. 162 and to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles accepted in the United States. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for its financial statements dated September 30, 2009 and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)—Consolidation of Variable Interest Entities.” This Statement clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This Statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS No. 167 on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” This Statement enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. Under this Statement, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. This Statement requires enhanced

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

disclosures about the risks to which a transferor continues to be exposed due to its continuing involvement in transferred financial assets. This Statement also clarifies and improves certain provisions in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125,” that have resulted in inconsistencies in the application of the principles on which that Statement is based. This Statement is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS No. 166 on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new disclosure requirements effective June 30, 2009 and the adoption did not have a material impact on the consolidated financial statements. See “Basis of Presentation,” above.

In April 2009, the FASB published FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This Statement requires that a registrant shall disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP No. FAS 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the provisions of this Statement for the interim reporting period ended March 31, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements as the Statement required additional disclosures but no change in accounting policy. See “Fair Value Measurement,” above.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (a revision of Statement No. 141),” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) is effective January 1, 2009 for certain income tax effects of prior acquisitions. In February 2009, the FASB issued FSP No. FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). The Company adopted SFAS No. 141(R) and FSP No. FAS 141(R)-a on a prospective basis effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Statement affirms that the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the Statement. FSP No. FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company elected to adopt FSP No. SFAS 157-4 in the first quarter of 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2—Out of Period Adjustments

During the preparation of the Company’s financial statements for the three months ended March 31, 2009, the Company discovered errors in the financial statements for the years ended December 31, 2007 and 2008. The errors related to foreign currency translation adjustments of deferred tax assets and understated accrued liabilities. As a result of these errors, deferred tax assets were overstated by $1.3 million and understated by $1.0 million as of December 31, 2007 and 2008, respectively, and accrued liabilities as of December 31, 2008 were understated by $0.6 million. In addition, net income for the years ended December 31, 2007 and 2008 was understated by $0.2 million and overstated by $2.7 million, respectively, and other comprehensive income was overstated by $3.3 million and understated by $1.7 million, respectively.

The Company assessed the materiality of the error in accordance with Staff Accounting Bulletin No. 108 (“SAB 108”) and concluded that it was immaterial to previously reported annual or interim amounts and that the

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

correction of the error in 2009 would not be material to estimated full year 2009 results of operations. Accordingly, the Company corrected this error in the financial statements for the three months ended March 31, 2009 and did not restate its consolidated financial statements for the years ended December 31, 2007 and 2008. The effect of recording this correction in the accompanying Condensed Consolidated Financial Statements was an increase in deferred tax assets of $1.0 million, an increase in accrued liabilities of $0.3 million as of June 30, 2009, an increase in net income for the six months ended June 30, 2009 of $0.2 million and an increase in other comprehensive income for the six months ended June 30, 2009 of $0.6 million.

Note 3—Long Term Debt

Long term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Secured Revolver, maturity date of June 5, 2012, 1.35% and 1.99% interest rate at June 30, 2009 and December 31, 2008, respectively	$39,400	$39,400
Secured Term Loan, maturity date of October 31, 2009, 1.31% and 4.44% interest rate at June 30, 2009 and December 31, 2008, respectively	5,022	10,018
Other	—	153

Total Debt	44,422	49,571
Less—Current Portion of Long Term Debt	(5,022)	(10,171)

Non-Current Portion of Long Term Debt	$39,400	$39,400

Amounts outstanding under the Secured Term Loan issued under the Company’s credit agreement require quarterly payments on the principal amount outstanding.

On June 5, 2007, the Company and its existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $100 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $25.0 million as of June 5, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In December 2007, the Company entered into the first amendment to the Amended and restated Credit agreement to increase the Revolver to provide up to $145 million. In March 2008, it entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Note 4—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes activity in the Company’s common shares during the six months ended June 30, 2009 and for the year ended December 31, 2008 (dollar amounts in thousands):

	Six Months Ended June 30, 2009		Year Ended December 31, 2008
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	37,513,861	$171,384	36,844,763	$154,332
Issued on exercise of options	—	—	626,535	15,698
Issuance from settlement of restricted stock	76,089	2,036	31,159	1,129
Other issuance of common stock	12,103	95	11,404	225

Balance—end of period	37,602,053	$173,515	37,513,861	$171,384

Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,760,205 shares of common stock were authorized as of June 30, 2009 for the grant of stock and stock options to eligible directors, officers, employees and other persons. At June 30, 2009, the Company had approximately 1,330,620 shares available for future grants.

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan (the “Restated Plan”). Prior to May 2007, the Company granted stock options denominated only in Canadian dollars. Under the Restated Plan, stock options and other stock based awards may be denominated in Canadian dollars or U.S. dollars, at the Company’s discretion. During the preparation of the Company’s financial statements for the three months ended June 30, 2009, the Company determined that Canadian dollar-denominated stock option awards previously issued to non-Canadian employees qualify for liability classification in accordance with SFAS No. 123(R) due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards were reclassified from Contributed Surplus to Accrued and Other Current Liabilities in the accompany Condensed Consolidated Balance Sheet as of June 30, 2009, and are adjusted to fair value at the end of each reporting period. The impact to the Company’s financial statements for the three month periods ended September 30, 2008, December 31, 2008 and March 31, 2009 and for the year ended December 31, 2008 was not material. At June 30, 2009, the fair value of these awards was approximately $1.0 million. No payments were made for stock-based awards classified as liabilities during the three and six months ended June 30, 2009.

With all shares of common stock being traded on the NASDAQ, the Company plans to denominate all future grants of equity-based awards in U.S. dollars. Options granted by the Company have historically vested on a graded basis over a three year period and expired no later than seven years from the date of grant, although the Board of Directors may choose different parameters in the future. The exercise price of stock options under the plan may not be less than the fair value on the date of the grant, as defined in the Restated Plan.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock Options

The following summarizes option activity for the options issued in Canadian dollars during the six months ended June 30, 2009 and 2008:

	2009			2008
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	831,954	C$	20.69	1,593,962	C$	18.62
Granted	—	C$	—	46,300	C$	24.44
Exercised	—	C$	—	(580,045)	C$	14.15
Cancelled	(25,316)	C$	24.76	(158,424)	C$	23.09

Outstanding—end of period	806,638	C$	20.56	901,793	C$	21.01

Exercisable—end of period	694,207	C$	19.87	527,988	C$	18.50

The following summarizes option activity for the options issued in U.S. dollars during the six months ended June 30, 2009 and 2008:

	2009		2008
	No. of options	Weighted- average exercise price	No. of options	Weighted- average exercise price
Outstanding—beginning of period	647,100	$13.15	—	$—
Granted	29,000	$9.00	184,800	$28.35
Exercised	—	$—	—	$—
Cancelled	(39,401)	$10.14	(21,900)	$25.38

Outstanding—end of period	636,699	$13.14	162,900	$28.75

Exercisable—end of period	51,714	$28.94	—	$—

The assumptions used in the Black-Scholes option pricing model during the six months ended June 30, 2009 and 2008 were:

	U.S. Dollar Options Six Months Ended June 30,		Canadian Dollar Options Six Months Ended June 30,
Assumptions	2009	2008	2009 (Note A)	2008
Weighted average risk-free interest rate	2.02%	2.99%	2.56%	3.50%
Expected dividend	$-0-	$-0-	$-0-	$-0-
Expected option life (years)	4.5	4.5	2.0	4.5
Weighted average expected volatility	65%	50%	88%	51%
Weighted average expected forfeiture rate	10%	9%	11%	17%

Note A:	Assumptions used in the Black-Scholes pricing model during the six months ended June 30, 2009 for Canadian dollar options were used for revaluing liability-classified stock option awards to fair value in accordance with SFAS No. 123(R).

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Restricted Stock

Beginning in 2007, the Company began granting two different types of stock-based awards: Restricted Stock Units (“RSU”s), which vest equally in three annual installments from date of grant and entitle the grantee to receive the value of one share of TESCO common stock upon vesting, and Performance Stock Units (“PSU”s), which vest in full after three years and include a performance measure. PSU awards entitle the grantee to receive the value of one share of TESCO common stock for each PSU, subject to adjustment based on the performance measure. The PSU performance objective multiplier can range from zero when threshold performance is not met to a maximum of 2.5 times the initial award. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash based on the market value of a TESCO share at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the six months ended June 30, 2009:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	625,200	$12.22	119,407	C$	33.10
Granted	14,000	$9.11	—	C$	—
Vested	(38,144)	$21.89	(37,945)	C$	33.13
Cancelled	(46,235)	$4.71	(4,335)	C$	32.76

Outstanding—end of period	554,821	$12.10	77,127	C$	33.10

The following summarizes restricted stock activity during the six months ended June 30, 2008:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	—	$—	141,100	C$	36.15
Granted	127,600	$26.83	35,600	C$	24.67
Vested	—	$—	(29,560)	C$	36.63
Cancelled	(16,600)	$25.12	(14,200)	C$	34.63

Outstanding—end of period	111,000	$27.09	132,540	C$	33.07

The weighted average expected forfeiture rate is 14% for RSUs and 5% for PSUs.

Note 5—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (Loss) Income	$(3,601)	$12,682	$820	$23,357
Foreign currency translation adjustment, net of income taxes	6,360	1,005	5,544	(1,789)

Total Comprehensive Income	$2,759	$13,687	$6,364	$21,568

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The Company’s income tax provision for the three and six month periods ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current	$3,146	$2,770	$4,960	$7,070
Deferred	(7,776)	1,732	(10,355)	426

Income tax provision	$(4,630)	$4,502	$(5,395)	$7,496

The Company’s effective tax rate for the three and six months ended June 30, 2009 was 56% and 118% respectively, compared to 26% and 24%, respectively, for the same periods in 2008. The effective tax rate for the six months ended June 30, 2009 reflects the recognition of a $0.7 million tax benefit related to provision to return adjustments as a result of filing the Company’s Canadian income tax returns in June 2009, a $1.6 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.3 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.4 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the six months ended June 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction and $0.6 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

TESCO adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN No. 48, the Company recognized no material adjustment in the accrual for uncertain tax positions. As of June 30, 2009 and December 31, 2008, the Company had an accrual for uncertain tax positions of $1.2 million. This liability is offset by the Company’s net income tax receivables and is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2004. One U.S. subsidiary has been audited through the tax year ended October 31, 2005. During the six months ended June 30, 2009, an audit of the Company’s consolidated tax return for the year 2006 was concluded with no impact to the Company’s financial position, results of operations or cash flows.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In May 2002, TESCO paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996. In 2007 the Company requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in the third quarter of 2007 the Company reversed an accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense). With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that TESCO was owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996. The Company believes the second reassessment is invalid, and has appealed it to the Mexican Tax Court. In January 2009, the Tax Court issued a decision accepting the Company’s arguments in part, which is now final, and may entitle the Company to request an additional refund. Due to uncertainty regarding the ultimate outcome, TESCO has not recognized the additional interest in dispute as an asset.

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

Varco I/P, Inc. (“Varco”) filed suit against TESCO in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents. Varco seeks monetary damages and an injunction against further infringement. The Company filed a countersuit against Varco in June 2005 in the

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. The Company also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that TESCO had contested. Varco has appealed this decision with the USPTO. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that its Casing Drive System infringes two patents held by Franks. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. During the three months ended June 30, 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which TESCO paid $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, TESCO received from the third party a release of any royalty obligation under the license and received from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. Franks requested the court to dismiss its lawsuit with prejudice. TESCO accrued $2.2 million for this settlement during the three months ended March 31, 2009 and paid the settlement amount during the three months ended June 30, 2009.

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

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million of expense included in Other income and $1.2 million included in Interest expense. During 2008 and the six months ended June 30, 2009, the Company accrued an additional $0.2 million and $0.1 million, respectively, of interest expense related to this claim.

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

In February 2009, the Company received notification of a regulatory review of its payroll practices in one of its North American business districts. Based on information currently available, the Company does not expect a

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

material financial impact upon the conclusion of this review. Accordingly, during the three months ended June 30, 2009, the Company has reversed substantially all of the reserve previously recorded for this matter.

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging the Company failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against Company pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court. No trial date has been set. The twenty-two plaintiffs covered under the Plan have subsequently initiated arbitration proceeding with the American Arbitration Association in Houston. TESCO intends to vigorously defend all the allegations asserted in both proceedings. The outcome and amount of any potential financial impact from the litigation and arbitration proceedings are not determinable at this time; however, during the three months ended June 30, 2009, the Company recorded a reserve in regard to these matters.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At June 30, 2009 and December 31, 2008, the total exposure to the Company under outstanding letters of credit was $6.6 million and $6.4 million, respectively.

Note 8—Segment Information

Business Segments

Historically, the Company organized its activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, the Company determined that the CASING DRILLING segment no longer met the criteria which allowed it to be aggregated with the Tubular Services segment and therefore changed the presentation of its Tubular Services activities and CASING DRILLING activities into two separate segments. The financial and operating data for the three and six months ended June 30, 2008 have been recast to be presented consistently with this structure. The Company’s four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology, and the Research and Engineering segment is comprised of our research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

At the end of 2008, the Company identified sales of certain accessories that were previously included as part of top drive after-market support activities. However, since these accessories are directly related to its proprietary and patented Tubular Services technology, the Company now includes them with its proprietary information. Accordingly, the Company has reclassified prior year revenues of approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2008, respectively, and operating income of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2008, respectively, related to these sales from top drive after-market support to proprietary Tubular Services to conform to current year presentation.

Significant financial information relating to these segments is as follows (in thousands):

	Three Months ended June 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$57,800	$27,923	$2,704	$—	$—	$88,427
Depreciation and amortization	1,789	5,234	1,185	12	824	9,044
Operating income (loss)	10,167	(1,730)	(4,865)	(1,845)	(8,945)	(7,218)

Other expense						1,013

Loss before income taxes						$(8,231)

	Three Months ended June 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$79,536	$38,831	$7,790	$—	$—	$126,157
Depreciation and amortization	1,943	4,661	1,017	22	627	8,270
Operating income (loss)	26,382	3,546	(3,549)	(2,794)	(6,591)	16,994

Other income						(190)

Income before income taxes						$17,184

	Six Months ended June 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$125,926	$64,925	$7,760	$—	$—	$198,611
Depreciation and amortization	3,769	10,653	2,376	24	1,523	18,345
Operating income (loss)	26,141	956	(6,226)	(4,433)	(19,666)	(3,228)

Other expense						1,347

Loss before income taxes						$(4,575)

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

	Six Months ended June 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$160,714	$80,655	$14,156	$—	$—	$255,525
Depreciation and amortization	3,897	9,159	1,796	65	1,122	16,039
Operating income (loss)	50,137	9,564	(6,129)	(5,580)	(14,574)	33,418

Other expense						2,565

Income before income taxes						$30,853

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	For the Three Months Ended June 30,
	2009	2008
United States	$41,072	$63,962
Europe, Africa and Middle East	16,276	7,919
Asia Pacific	12,060	23,219
Canada	3,932	14,689
Mexico	8,989	4,768
South America	6,098	11,600

Total	$88,427	$126,157

	For the Six Months Ended June 30,
	2009	2008
United States	$97,610	$131,150
Europe, Africa and Middle East	28,766	20,771
Asia Pacific	22,872	40,350
Canada	18,173	29,993
Mexico	16,197	8,219
South America	14,993	25,042

Total	$198,611	$255,525

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

Business

TESCO is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System™ ( “CDS”) and TESCO’s Multiple Control Line Running System™ ( “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Our four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. Historically, we organized our activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, we determined that the CASING DRILLING segment no longer met the criteria which allowed it to be aggregated with the Tubular Services segment and therefore changed the presentation of our Tubular Services activities and CASING DRILLING activities into two separate segments. The financial and operating data for the three and six months ended June 30, 2008 have been recast to be presented consistently with this structure.

Our Top Drive segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008

Our revenues, operating income and net income for the three months ended June 30, 2009 decreased compared to the same period in 2008 primarily due to decreased top drive product sales, decreased top drive rental activities, decreased conventional Tubular Services revenues, and decreased CASING DRILLING activity, partially offset by increased activities in proprietary Tubular Services. Revenues, operating income and net income for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$27,824		$36,600		(24)
-After-market support(1)	11,902		16,125		(26)
-Rental services	18,074		26,811		(33)

Total Top Drive	57,800	65	79,536	63	(27)
Tubular Services(2)
-Conventional	4,498		20,134		(78)
-Proprietary(1)	23,425		18,697		25

Total Tubular Services	27,923	32	38,831	31	(28)
CASING DRILLING	2,704	3	7,790	6	(65)

Total Revenues	$88,427	100	$126,157	100	(30)

OPERATING (LOSS) INCOME
Top Drive	$10,167	18	$26,382	33	(61)
Tubular Services	(1,730)	(6)	3,546	9	(149)
CASING DRILLING	(4,865)	(180)	(3,549)	(46)	(37)
Research and Engineering	(1,845)	n/a	(2,794)	n/a	34
Corporate and Other	(8,945)	n/a	(6,591)	n/a	(36)

Total Operating (Loss) Income	$(7,218)	(8)	$16,994	13	(142)

NET (LOSS) INCOME	$(3,601)	(4)	$12,682	10	(128)

(1)	At the end of 2008, we identified sales of certain accessories that were previously included as part of our top drive after-market support activities. However, since these accessories are directly related to our proprietary and patented Tubular Services technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues and operating income of approximately $0.6 million and $0.4 million, respectively, related to these sales from top drive after-market support to proprietary Tubular Services to conform to our current year presentation.

(2)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $7.8 million and prior year operating losses of approximately $3.5 million from the former Casing Services segment to the CASING DRILLING segment to conform to the current year presentation.

Revenues for the three months ended June 30, 2009 were $88.4 million, compared to $126.2 million in the same period in 2008, a decrease of $37.8 million, or 30%. This decrease is due to a $21.8 million decrease in the Top Drive segment, a $10.9 million decrease in the Tubular Services segment and a $5.1 million decrease in the CASING DRILLING segment. Each segment is discussed in further detail below.

Operating (Loss) Income for the three months ended June 30, 2009 was a loss of $7.2 million, compared to income of $17.0 million in the three months ended June 30, 2008, a decrease of $24.2 million, or 142%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to severe pricing pressures associated with the current economic environment, a $1.8 million impairment of fixed assets held for sale, $1.6 million in increased legal fees associated with ongoing litigation, $1.6 million in severance costs and a $0.5 million loss recognized on the sale of operating assets, as discussed further below.

Net (Loss) Income for the three months ended June 30, 2009 was a loss of $3.6 million, compared to income of $12.7 million in the same period in 2008, a decrease of $16.3 million, or 128%. This decrease is primarily due to decreased operating income as discussed above and a $1.8 million decrease in foreign exchange losses (gains), partially offset by a $0.8 million decrease in interest expense and a $9.1 million decrease in income tax expense, as discussed below.

Top Drive Segment

Our Top Drive segment consists of top drive sales, after-market sales and service and top drive rental service activities.

Revenues—Revenues for the three months ended June 30, 2009 decreased $21.8 million, or 27%, compared to the same period in 2008, primarily driven by a $8.8 million decrease in top drive sales, a $8.7 million decrease in top drive rental operations and a $4.2 million decrease in after-market sales and service.

Revenues from top drive sales decreased $8.8 million to $27.8 million for the three months ended June 30, 2009 as compared to the same period in 2008. We sold 28 units (27 new and one used) during the three months ended June 30, 2009, compared to 30 units sold (24 new and 6 used) during the same period in 2008. The $8.8 million decrease in revenues described above is primarily due to a decrease in the number of used top drive units sold. When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used top drive units during the three months ended June 30, 2009 were $0.9 million, down from $6.3 million during the three months ended June 30, 2008.

Revenues from top drive rental service activities decreased $8.7 million to $18.1 million during the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to a decrease in the number of rental operating days, primarily in North America, during the current year’s period. Our rental fleet worked 3,682 operating days during the three months ended June 30, 2009, down from 5,660 operating days in the same period last year. Demand for our top drive rental services is directly tied to operating rig count; on a year-over-year basis, we estimate that the worldwide operating rig count has declined approximately 40%. In addition to the decrease in operating days, revenues during the three months ended June 30, 2009 were lower than the prior year due to pricing pressures, particularly in North America. As demand for rental services has decreased, we have lowered our quoted prices in certain areas in order to remain competitive. At June 30, 2009, we had 125 top drives in our rental fleet.

Revenues from after-market sales and service decreased $4.2 million to $11.9 million for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to the decline in industry conditions during the current year’s period compared to the prior year. During 2009, weakened economic conditions resulted in a dramatic decrease in operating rig count and drilling activities. Accordingly, our customers have decreased their demand for after-market parts and maintenance and repair services. This decrease in demand has resulted in increased competition from our peers, resulting in pricing pressures and thus, decreased revenues per job.

Operating Income—Top Drive operating income for the three months ended June 30, 2009 decreased $16.2 million to $10.2 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the decrease in the number of used top drives sold during the current period, as discussed above. We sold one used unit during the current period, compared to six used units last year. The used top drive units sold typically are our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales. In addition, operating margins were negatively impacted by pricing pressures on our rental services and after-market sales and services businesses, as described above. In response to industry conditions, we reduced our number of top drive personnel and recorded severance costs of $0.5 million in the top drive segment during the three months ended June 30, 2009.

Outlook—We had a third-party backlog of 10 top drive units as of June 30, 2009 compared to a third-party backlog of 35 units as of March 31, 2009 and 65 units as of December 31, 2008. As we outlined in our Annual Report on Form 10-K, we expect a slower order rate in 2009 based on current worldwide economic conditions. Due to the continuing decline in worldwide economies, the ensuing negative impact on credit availability and the current excess supply of oil and natural gas, we expect this decline will continue in the near term. With this drop in backlog, we have downsized our manufacturing operations substantially to better reflect current market conditions. We have maintained a core team, which can continue to deliver a reasonable number of top drives each month to meet current and expected demand. Our objective for the plant will be to minimize our cost for the next several quarters and improve our business processes so as to substantially improve efficiencies when the business turns around. Our customers have maintained their focus on lowering project costs and, given the continued pricing pressures, we expect to see margin compression over the remainder of 2009 and throughout 2010. Accordingly, we are focusing on lowering our cost structure by reducing headcount in locations experiencing significant activity declines, combining or closing under-performing operations and streamlining internal manufacturing and supply chain processes. We will continue to monitor our operations and cost structure in response to any further changes in demand. We continue to believe that the fundamentals driving our global business remain intact and that our financial condition will enable us to weather the current conditions and poise us for future growth when conditions improve.

Tubular Services Segment

Revenues—Revenues for the three months ended June 30, 2009 decreased $10.9 million, or 28%, to $27.9 million as compared to the same period in 2008. This was primarily due to a $15.6 million decrease in our conventional Tubular Services business, partially offset by a $4.7 million increase in our proprietary service offerings. The decrease in our conventional revenues is due to our continued focus to shift our customers to our proprietary product offerings and a 75% decline in our business in North America over the past 12 months. Our conventional business is primarily conducted in North America and is directly tied to the rig count which has sharply declined over the past 12 months. The increase in our proprietary business is primarily due to our shift from conventional offerings and a $2.2 million increase in the sales of proprietary equipment and accessories. This is offset by a decrease in MCLRS revenues from $2.4 million to $0.3 million for the three months ended June 30, 2009 compared to the same period last year due to a reduction in the number of MCLRS projects that were in progress during the three months ended June 30, 2009.

Operating Income—Tubular Services’ operating income for the three months ended June 30, 2009 decreased $5.2 million to a $1.7 million loss compared to income of $3.5 million for the same period in 2008, primarily due to the decrease in revenues described above, a $1.8 million impairment of fixed assets held for sale and $0.2 million in severance costs recorded during the current period. During the three months ended June 30, 2009, we made the decision to sell certain Tubular Services operating assets located in North America within the next 12 months for an amount expected to be less than the current carrying amount. As a result, we recorded a pre-tax impairment loss of approximately $1.8 million to write down the fixed assets to their estimated realizable value of $0.2 million during the three months ended June 30, 2009.

Outlook—We expect the current year’s operations will continue to decline in the near term due to the current status of worldwide economies, the ensuing negative impact on credit availability and the current excess supply of oil and natural gas. Our customers have maintained their focus on lowering project costs and accordingly, given the continued pricing pressures, we expect to see continuing margin compression over the remainder of 2009 and throughout 2010. We continue to address the cost structure of our North American Tubular Services business by optimizing personnel and assets in operating areas that provide the highest returns. We are also focusing on lowering our cost structure by reducing headcount in locations experiencing significant activity declines, combining or closing under-performing operations and streamlining internal processes. We will continue to monitor our operations and cost structure in response to any further changes in demand. We continue to believe that the fundamentals driving our global business remain intact and that our financial condition will enable us to weather the current conditions and poise us for future growth when conditions improve.

CASING DRILLING Segment

Revenues—Revenues for the three months ended June 30, 2009 were $2.7 million compared to $7.8 million in the same period last year, a decrease of $5.1 million or 65%. This decrease was due to a continuing decline in available work, particularly in the U.S., in connection with current industry operating conditions.

Operating Income—CASING DRILLING’s operating loss for the three months ended June 30, 2009 was $4.9 million compared to $3.5 million last year primarily due to the decrease in revenues as described above, a loss on the sale of operating assets in the amount of $0.5 million, a $0.6 million provision for bad debts and $0.1 million in severance costs incurred during the three months ended June 30, 2009. Operating margins declined from a loss of 46% last year to a loss of 180% in the current period.

Outlook—As mentioned above, we expect the current year’s operations will continue to decline in the near term due to the current status of worldwide economies, the ensuing negative impact on credit availability and the current excess supply of oil and natural gas. We remain confident that our CASING DRILLING business will be a valuable part of our future operations. Accordingly, we are focusing on maintaining our existing infrastructure around the world while reducing headcount in locations experiencing significant activity declines, combining under-performing operations and streamlining internal processes.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of our activities related to the design and enhancement of our top drive models and proprietary equipment and were $1.8 million for the three months ended June 30, 2009, a decrease of $1.0 million from operating expenses of $2.8 million for the three months ended June 30, 2008. This decrease is primarily due to our focus on reducing costs during the current year’s period, partially offset by $0.2 million in severance costs incurred during the current quarter. We will continue to invest in the commercialization and enhancements of our proprietary technologies.

Corporate and Other Expenses

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended June 30, 2009 increased $2.3 million to $8.9 million, compared to $6.6 million for the same period in 2008. This increase is primarily due a $1.6 million increase in legal fees associated with ongoing litigation and $0.6 million in severance costs incurred during the three months ended June 30, 2009, partially offset by decreased employee benefit costs and other corporate expenses from the same period in 2008.

Net (Loss) Income

Net (loss) income for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,
	2009		2008
		% of revenue		% of revenue
Operating (Loss) Income	$(7,218)	(8)	$16,994	13
Interest expense	457	1	1,258	1
Interest income	(30)	—	(126)	—
Foreign exchange losses (gains)	394	—	(1,399)	(1)
Other expense	192	—	77	—
Income taxes	(4,630)	(5)	4,502	3

Net (Loss) Income	$(3,601)	(4)	$12,682	10

Interest Expense—Interest expense for the three months ended June 30, 2009 decreased $0.8 million compared to the same period in 2008. During the three months ended June 30, 2009, average daily debt balances were $45.2 million, approximately $31.0 million lower than the same period last year. In addition, the weighted average interest rate decreased by 326 basis points during the current year due to market conditions, resulting in lower interest expense during the current year period.

Interest Income—Interest income for the three months ended June 30, 2009 decreased $0.1 million compared to the same period in 2008.

Foreign Exchange Losses (Gains)—Foreign exchange losses (gains) decreased to a loss of $0.4 million during the three months ended June 30, 2009 from a gain of $1.4 million during the same period in 2008, primarily due to the comparative strengthening of the Canadian dollar between the periods and a $0.8 million gain on settling and marking to market certain foreign currency contracts during the three months ended June 30, 2008. During the three months ended June 30, 2008, we settled one and terminated 12 monthly currency forward contracts, recognizing a gain for the period of $0.8 million. We were not party to foreign currency forward contracts during the three months ended June 30, 2009.

Other Expense—Other expense for the three months ended June 30, 2009 was relatively flat for both the three months ended June 30, 2009 and the prior year comparable period.

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

Our effective tax rate for the three months ended June 30, 2009 was 56% compared to 26% for the same period in 2008. The effective tax rate for the three months ended June 30, 2009 reflects the recognition of a $0.7 million tax benefit related to provision to return adjustments as a result of filing our Canadian income tax returns in June 2009 and cumulative net tax benefits of $1.8 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the three months ended June 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction and $0.5 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

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

For the Six Months Ended June 30, 2009 and 2008

Our revenues, operating income and net income for the six months ended June 30, 2009 decreased compared to the same period in 2008 primarily due to decreased top drive product sales, decreased top drive rental activities, decreased conventional Tubular Services revenues, and decreased CASING DRILLING activity, partially offset by increased activities in proprietary Tubular Services. Revenues, operating income and net income for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$56,560		$75,079		(25)
-After-market support(1)	27,711		31,154		(11)
-Rental services	41,655		54,481		(24)

Total Top Drive	125,926	63	160,714	63	(22)
Tubular Services(2)
-Conventional	14,095		43,700		(68)
-Proprietary(1)	50,830		36,955		38

Total Tubular Services	64,925	33	80,655	32	(20)
CASING DRILLING	7,760	4	14,156	5	(45)

Total Revenues	$198,611	100	$255,525	100	(22)

OPERATING (LOSS) INCOME
Top Drive	$26,141	21	$50,137	31	(48)
Tubular Services	956	1	9,564	12	(90)
CASING DRILLING	(6,226)	(80)	(6,129)	(43)	(2)
Research and Engineering	(4,433)	n/a	(5,580)	n/a	21
Corporate and Other	(19,666)	n/a	(14,574)	n/a	(35)

Total Operating (Loss) Income	$(3,228)	(2)	$33,418	13	(110)

NET INCOME	$820	1	$23,357	9	(96)

(1)	At the end of 2008, we identified sales of certain accessories that were previously included as part of our top drive after-market support activities. However, since these accessories are directly related to our proprietary and patented Tubular Services technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues and operating income of approximately $1.0 million and $0.7 million, respectively, related to these sales from top drive after-market support to proprietary Tubular Services to conform to our current year presentation.
(2)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $14.2 million and prior year operating losses of approximately $6.1 million from the former Casing Services segment to the CASING DRILLING segment to conform to the current year presentation.

Revenues for the six months ended June 30, 2009 were $198.6 million, compared to $255.5 million in the same period in 2008, a decrease of $56.9 million, or 22%. This decrease is due to a $34.8 million decrease in the Top Drive segment, a $15.7 million decrease in the Tubular Services segment and a $6.4 million decrease in the CASING DRILLING segment. Each segment is discussed in further detail below.

Operating (Loss) Income for the six months ended June 30, 2009 was a loss of $3.2 million, compared to income of $33.4 million in the six months ended June 30, 2008, a decrease of $36.6 million, or 110%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to severe pricing pressures associated with the current economic environment, $2.2 million in expenses for a litigation settlement, increased legal fees of $2.3 million associated with ongoing litigation, a $1.8 million impairment of fixed assets held for sale, a $0.5 million loss recognized on the sale of operating assets, $2.9 million in severance costs and $1.1 million in reserves recorded related to a regulatory review of certain payroll practices and a related legal claim in North America, partially offset by a $2.3 million decrease in bonus accruals recorded during the current year’s period.

Net Income for the six months ended June 30, 2009 was $0.8 million, compared to income of $23.4 million in the same period in 2008, a decrease of $22.6 million or 96%. This decrease is due primarily to decreased operating income as discussed above, partially offset by a $12.9 million decrease in our provision for income taxes and a $1.5 million decrease in interest expense, as discussed below.

Top Drive Segment

Our Top Drive segment consists of top drive sales, after-market sales and service and top drive rental service activities.

Revenues—Revenues for the six months ended June 30, 2009 decreased $34.8 million, or 22%, compared to the same period in 2008, primarily driven by a $18.5 million decrease in top drive sales, a $12.8 million decrease in top drive rental operations and a $3.5 million decrease in after-market sales and service.

Revenues from top drive sales decreased $18.5 million to $56.6 million for the six months ended June 30, 2009 as compared to the same period in 2008. We sold 60 units (58 new and 2 used) during the six months ended June 30, 2009, compared to 61 units sold (49 new and 12 used) during the same period in 2008. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. The $18.5 million decrease in revenues described above is primarily due to a decrease in the number of used top drives sold and a change in the mix of the types of top drive units sold during the current year’s period. During the six months ended June 30, 2009, we sold a larger proportion of fast-moving, smaller top drives and top drives without power units as compared to the same period in 2008. When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used top drive units during the six months ended June 30, 2009 and 2008 were $1.9 million and $11.9 million, respectively.

Revenues from top drive rental service activities decreased $12.8 million to $41.7 million during the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to a decrease in the number of rental operating days during the current year’s period, particularly in North America. Our rental fleet worked 8,355 operating days during the six months ended June 30, 2009, down from 11,349 operating days in the same period last year. Demand for our top drive rental services is directly tied to operating rig count; on year-over-year basis, we estimate that the worldwide operating rig count has declined approximately 40%. In addition to the decrease in operating days, revenues during the six months ended June 30, 2009 were lower than the prior year due to pricing pressures, particularly in North America. As demand for rental services has decreased, we have lowered our quoted prices in certain areas in order to remain competitive. At June 30, 2009, we had 125 top drive units in our rental fleet.

Revenues from after-market sales and service decreased $3.5 million to $27.7 million for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to the decline in industry conditions during the current year period compared to the prior year. During 2009, weakened economic conditions resulted in a dramatic decrease in operating rig count and drilling activities. Accordingly, our customers have decreased their demand for after-market parts and maintenance and repair services. This decrease in demand has resulted in increased competition from our peers, resulting in pricing pressures and thus, decreased revenues per job.

Operating Income—Top Drive operating income for the six months ended June 30, 2009 decreased $24.0 million to $26.1 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the shift in the type of top drives sold during the current period, as discussed above, combined with decreased profits from the sales of smaller top drive units or top drives without power units. Top drive operating income was also unfavorably affected by a decrease in the number of used top drive units sold during the six months ended June 30, 2009. We sold two used units during the current period, compared to 12 used units last year. The used units sold are typically our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales. In addition, operating margins were negatively impacted by pricing pressures on our rental services and after-market sales and services businesses, as described above. We also recorded a reserve of $1.1 million during the six months ended June 30, 2009 in connection with a legal claim in North America and severance costs of $0.9 million.

Tubular Services Segment

Revenues—Revenues for the six months ended June 30, 2009 decreased $15.7 million, or 20%, to $64.9 million as compared to the same period in 2008. This was primarily due to a $29.6 million decrease in our conventional Tubular Services business, partially offset by a $13.8 million increase in our proprietary service offerings. The decrease in our conventional revenues is due to our continued focus to shift our customers to our proprietary product offerings and a 75% decline in our business in North America over the past 12 months. Our conventional business is primarily conducted in North America and is directly tied to the rig count which has sharply declined over the past 12 months. The increase in our proprietary business is primarily due to our shift from conventional offerings and a $6.7 million increase in the sales of proprietary equipment and accessories. This increase in our proprietary business is partially offset by a decrease in MCLRS revenues from $5.4 million to $2.6 million for the six months ended June 30, 2009 compared to the same period last year due to a reduction in the number of MCLRS projects that were in progress during the six months ended June 30, 2009.

Operating Income—Tubular Services’ operating income for the six months ended June 30, 2009 decreased $8.6 million to $1.0 million compared to $9.6 million for the same period in 2008, primarily due to the decrease in revenues described above, a $1.8 million impairment of fixed assets held for sale and $0.4 million in severance costs recorded during the current period. During the six months ended June 30, 2009, we made the decision to sell certain Tubular Services operating assets located in North America within the next 12 months for an amount expected to be less than the current carrying amount. As a result, we recorded a pre-tax impairment loss of approximately $1.8 million to write down the fixed assets to their estimated realizable value of $0.2 million during the six months ended June 30, 2009.

CASING DRILLING Segment

Revenues—Revenues for the six months ended June 30, 2009 were $7.8 million compared to $14.2 million in the same period last year, a decrease of $6.4 million or 45%. This decrease was due to a decline in available work, particularly in Latin America and the U.S., in connection with current industry operating conditions.

Operating Income—CASING DRILLING’s operating loss for the six months ended June 30, 2009 was $6.2 million compared to $6.1 million in the same period last year, primarily due to a falloff in revenues as described above, a loss on the sale of operating assets in the amount of $0.5 million, a $0.6 million provision for bad debts and $0.1 million in severance costs incurred during the six months ended June 30, 2009. These costs were partially offset by reduced management and overhead expenses.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of our activities related to the design and enhancement of our top drive models and proprietary equipment and were $4.4 million for the six months ended June 30, 2009, a decrease of $1.2 million from operating expenses of $5.6 million for the six months ended June 30, 2008. This decrease is primarily due to our focus on reducing costs during the current year’s period, partially offset by $0.3 million in severance costs and $0.3 million in relocation costs incurred during the six months ended June 30, 2009. We will continue to invest in the commercialization and enhancements of our proprietary technologies.

Corporate and Other Expenses

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating loss for the six months ended June 30, 2009 increased $5.1 million to $19.7 million, compared to $14.6 million for the same period in 2008. This increase is primarily due to a $2.2 million legal settlement, a $2.3 million increase in legal expenses related to ongoing litigation and $1.2 million in severance costs, partially offset by decreased audit fees and other corporate expenses from the same period in 2008.

Net (Loss) Income

Net (loss) income for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Six Months Ended June 30,
	2009		2008
		% of revenue		% of revenue
Operating (Loss) Income	$(3,228)	(2)	$33,418	13
Interest expense	954	—	2,454	1
Interest income	(49)	—	(261)	—
Foreign exchange losses	298	—	326	—
Other expense	144	—	46	—
Income taxes	(5,395)	3	7,496	3

Net Income	$820	1	$23,357	9

Interest Expense—Interest expense for the six months ended June 30, 2009 decreased $1.5 million compared to the same period in 2008. During the six months ended June 30, 2009, average daily debt balances were $44.4 million, approximately $31.5 million lower than the same period last year. In addition, the weighted average interest rate decreased by 326 basis points during the current year due to market conditions, resulting in lower interest expense during the current year period.

Interest Income—Interest income for the six months ended June 30, 2009 decreased $0.2 million compared to the same period in 2008.

Foreign Exchange Losses—Foreign exchange losses remained relatively flat year over year.

Other Expense—Other expense for the six months ended June 30, 2009 was approximately the same for both the six months ended June 30, 2009 and the prior year comparable period.

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

Our effective tax rate for the six months ended June 30, 2009 was 118% compared to 24% for the same period in 2008. The effective tax rate for the six months ended June 30, 2009 reflects the recognition of a $0.7 million tax benefit related to provision to return adjustments as a result of filing our Canadian income tax returns in June 2009, a $1.6 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.3 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.4 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the six months ended June 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction and $0.6 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

Recent Quarterly Trends

Revenues for the three months ended June 30, 2009 were $88.4 million, compared to $110.2 million for the three months ended March 31, 2009, a decrease of $21.8 million, or 20%. This decrease is due to a $10.3 million decrease in the Top Drive segment, a $9.1 million decrease in the Tubular Services segment and a $2.4 million decrease in the CASING DRILLING segment. The decrease in the Top Drive segment is primarily the result of the sale of 28 units (27 new and one used) during the three months ended June 30, 2009 as compared to 32 top drive units (31 new and 1 used) during the three months ended March 31, 2009. The decrease in Tubular Services revenues was primarily due to a 53% decrease in conventional tubular services revenues related to the steep decline in demand for conventional services during the three months ended June 30, 2009 compared to the three months ended March 31, 2009 as discussed above, particularly in North America. The decrease in our CASING DRILLING revenues was due a decline in available work as discussed above.

Operating (Loss) Income for the three months ended June 30, 2009 was a loss of $7.2 million, compared to income of $4.0 million in the three months ended March 31, 2009, a decrease of $11.2 million. This decrease is primarily due to a $5.8 million decrease in the Top Drive segment, a $4.4 million decrease in operating income in the Tubular Services segment and a $3.5 million decrease in the CASING DRILLING segment. The decrease in Top Drive operating income was primarily due to pricing pressures on our rental services and after-market sales and services businesses, as described above. The decrease in Tubular Services operating income was primarily due to the decline in revenues and a $1.8 million impairment of fixed assets held for sale described above. The decrease in CASING DRILLING operating income was primarily due to decreased revenues as described above, a loss on the sale of operating assets in the amount of $0.5 million and a $0.6 million provision for bad debts recorded during the three months ended June 30, 2009.

Net (Loss) Income for the three months ended June 30, 2009 was a loss of $3.6 million, compared to income of $4.4 million in the three months ended March 31, 2009, a decrease of $8.0 million. This decrease is due primarily to decreased operating income as discussed above, partially offset by a $3.9 million decrease in our provision for income taxes during the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our Net Debt position at June 30, 2009 and December 31, 2008 was as follows (in thousands):

	June 30, 2009	December 31, 2008
Cash	$20,412	$20,619
Current portion of long term debt	(5,020)	(10,171)
Long term debt	(39,400)	(39,400)

Net Debt	$(24,008)	$(28,952)

The decrease in Net Debt during the six months ended June 30, 2009 was primarily the result of collecting accounts receivable that were outstanding as of December 31, 2008, partially offset by using cash collected to fund our operations. We have reported Net Debt because we regularly review Net Debt as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement.

On June 5, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $100 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $25.0 million as of June 5, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In December 2007, we entered into the first amendment to the Amended and Restated Credit agreement to increase the Revolver to provide up to $145 million. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of June 30, 2009, we had $5.6 million in letters of credit outstanding under our credit facility and $100.0 million available under the Revolver.

The Amended Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, we are prohibited from incurring any additional indebtedness outside the existing Credit Facility, in excess of $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. We were in compliance with our bank covenants at June 30, 2009.

Outstanding borrowings under our revolving credit facility were $39.4 million and the outstanding balance on our term loan was $5.0 million as of June 30, 2009. Our credit facility is maintained by a syndicate of seven banks, and we are not aware of any insolvency issues with respect to our syndicate banks.

Our investment in working capital, excluding cash and current portion of long term debt, increased $6.2 million to $141.1 million at June 30, 2009 from $134.9 million at December 31, 2008. The increase during the six months ended June 30, 2009 was primarily due to a decrease in accounts receivable, partially offset by a decrease in our accounts payable.

Following is the calculation of working capital, excluding cash and the current portion of long term debt, as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Current assets	$216,682	$245,065
Current liabilities	(60,195)	(99,763)

Working capital	156,487	145,302
Less:
Cash and cash equivalents	(20,412)	(20,619)
Current portion of long term debt	5,020	10,171

Working capital, excluding cash and current portion of long term debt	$141,095	$134,854

During the six months ended June 30, 2009, our capital expenditures were $13.1 million compared to $43.1 million during the six months ended June 30, 2008, primarily due to additions to our top drive rental fleet during the prior year period. We project our capital expenditures for 2009 to be approximately $15 to $20 million. The planned decrease from our 2008 capital spending levels of $79 million is directly related to our prior year’s fleet revitalization program and planned decreases during 2009 in response to market conditions.

During the six months ended June 30, 2009, cash provided by operating activities was $17.0 million compared to cash provided by operating activities of $14.9 million in the same period in 2008. This is primarily due to decreased earnings in the six months ended June 30, 2009, offset by a year-over-year increase in our investment in working capital. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

We are also monitoring the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009 and December 31, 2008, we had no off balance sheet arrangements.

SIGNIFICANT ACCOUNTING POLICIES

The preparation and presentation of our financial statements requires management to make estimates that significantly affect the results of operations and financial position reflected in the financial statements. In making these estimates, management applies accounting policies and principles that it believes will provide the most meaningful and reliable financial reporting. As described more fully below, these estimates bear the risk of change due to the inherent uncertainty attached to the estimate. Management considers the most significant of these estimates and their impact to be:

Foreign Currency Translation—The U.S. dollar is the functional currency for most of our worldwide operations. For foreign operations where the local currency is the functional currency, specifically our Canadian operations, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income in shareholders’ equity. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. Our primary exposure with respect to foreign currency exchange rate risk is the change in the U.S. dollar/Canadian dollar exchange rate. Historically, this exchange rate has fluctuated within approximately 20% of the U.S. dollar, and we have recognized a corresponding foreign exchange gain or loss. We cannot accurately predict the amount or variability of future exchange rate fluctuations. Accordingly, the amount of gains or losses recognized in the future may vary significantly from historically reported amounts.

Revenue Recognition—We recognize revenues from product sales when the earnings process is complete and collectability is reasonably assured when title and risk of loss of the equipment is transferred to the customer, with no right of return. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For revenues other than product sales, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

We provide product warranties on equipment sold pursuant to manufacturing contracts and provide for the anticipated cost of such warranties in cost of sales when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. We periodically review our warranty provision to assess its adequacy in the light of actual warranty costs incurred. The key factors with respect to estimating our product warranty accrual are our assumptions regarding the quantity and estimated cost of potential warranty exposure. Historically, our warranty expense has fluctuated based on the identification of specifically identified technical issues, and warranty expense does not necessarily move in concert with sales levels. In the past, we have not recognized a material adjustment from our original estimates of potential warranty costs. However, because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on our financial statements.

Deferred Revenues—We generally require customers to pay a non-refundable deposit for a portion of the sales price for top drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

Accounting for Stock-Based Compensation—We recognize compensation expense on stock-based awards to employees, directors and others. For those awards that we intend to settle in stock, compensation expense is based on the calculated fair value of each stock-based award at its grant date, the estimation of which may require us to make assumptions about the future volatility of our stock price, rates of forfeiture, future interest rates and the timing of grantees’ decisions to exercise their options. Certain of our stock options awarded prior to our voluntary delisting from the Toronto Stock Exchange effective June 30, 2008 were denominated in Canadian dollars and have been determined to be liability classified awards. Accordingly, they are remeasured at fair value at the end of each reporting period, which may result in volatility in future compensation expense. The fair value of option awards is estimated using the Black-Scholes option pricing model. Key assumptions in the Black-Scholes option pricing model, some of which are based on subjective expectations, are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control. These key assumptions include the weighted average risk-free interest rate, the expected life of options, the volatility of our common shares and the weighted average expected forfeiture rate. We base our assumptions on our historical experience; however, future activity may vary significantly from our estimates.

Allowance for Doubtful Accounts Receivable—We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact management’s ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. We make assumptions regarding current market conditions and how they may affect our customers’ ability to pay outstanding receivables. These assumptions are based on the length of time that a receivable remains unpaid, our historical experiences with the customers, the financial condition of the individual customers and the international areas in which they operate. Historically, our estimates have not differed materially from the ultimate amounts recognized for bad debts. However, these allowances are based on estimates. If actual results are not consistent with our assumptions and judgments used, we may be exposed to additional write offs of accounts receivable that could be material to our results of operations.

Excess and Obsolete Inventory Provisions—Our inventory consists primarily of specialized tubular services and casing tool parts, spare parts, work in process, and raw materials to support our ongoing manufacturing operations and our installed base of specialized equipment used throughout the world. Customers rely on us to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. Our estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for our customers, political stability in major oil and gas producing areas and the potential obsolescence of various types of equipment we sell, among other factors. Quantities of inventory on hand are reviewed periodically to ensure they remain active part numbers and the quantities on hand are not excessive based on usage patterns and known changes to equipment or processes. Our primary exposure with respect to estimating our provision for excess and obsolete inventory is our assumption regarding the projected quantity usage patterns. These estimates are based on historical usage and operating forecasts and are reviewed for reasonableness on a periodic basis. Historically, our estimates have not differed materially from the amount of inventory ultimately expensed as excess or obsolete. However, significant or unanticipated changes in business conditions and (or) changes in technologies could impact the amount and timing of any additional provision for excess or obsolete inventory that may be required.

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

Long-lived assets, such as property, plant and equipment, and intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets and intangible assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated, future net cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. We had no impairment charges on long-lived assets during the year ended December 31, 2008 or the six months ended June 30, 2009. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level and perform our goodwill impairment test annually or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of our analysis, we estimate the fair value for the reporting unit based on discounted cash flows (the income approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Based on our analysis performed for the year ended December 31, 2008 and the interim analysis performed at June 30, 2009, if we were to increase the discount rate by 200 basis points while keeping all other assumptions constant, there would be no impairment in the reporting unit. Inherent in our projections are key assumptions relative to how long the current downward cycle might last. Furthermore, the financial and credit market volatility directly impacts our fair value measurement through our weighted-average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long-term trend. While we believe the assumptions made are reasonable and appropriate, we will continue to monitor these, and update our impairment analysis if the cycle downturn continues for longer than expected.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Income Taxes—We use the liability method which takes into account the differences between financial statement treatment and tax treatment of certain transactions, assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Unforeseen events and industry conditions may impact forecasts of future taxable income which, in turn, can affect the carrying value of the deferred tax assets and liabilities and impact our future reported earnings. The level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. A change in our forecast of future taxable income, or changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with our deferred tax assets, which could have a material effect on net income.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162.” The objective of this Statement is to replace Statement No. 162 and to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles accepted in the United States. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 for our financial statements dated September 30, 2009 and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)—Consolidation of Variable Interest Entities.” This Statement clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This Statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. SFAS No.167 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS No. 167 on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140.” This Statement enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. Under this statement, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. This Statement requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This Statement also clarifies and improves certain provisions in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement 125,” that have resulted in inconsistencies in the application of the principles on which that Statement is based. This Statement is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We will adopt SFAS No. 166 on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new disclosure requirements effective June 30, 2009 and the adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB published FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This statement requires that a registrant shall disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position, as required by Statement 107. FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. We adopted the provisions of this statement for the interim reporting period ending June 30, 2009 and the adoption did not have a material impact on our consolidated financial statements, as the Statement required additional disclosures but no change in accounting policy.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (a revision of Statement No. 141,” which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption was prohibited. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after January 1, 2009. In addition, SFAS No. 141(R) is effective January 1, 2009 for certain income tax effects of prior acquisitions. In February 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). We adopted the provisions of SFAS No. 141(R) and FSP No. 141(R)-1 on a prospective basis effective January 1, 2009 and the adoption of this Statement did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Statement affirms that the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the Statement. FSP No. FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP No. FAS 157-4 in the first quarter of 2009, and the adoption did not have a material impact on our consolidated financial statements.

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

As of December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. We subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a gain of $0.8 million for the three months ended June 30, 2008 and a loss of $0.2 million for the six months ended June 30, 2008. We were not party to any derivative financial instruments as of June 30, 2009 or December 31, 2008.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to our credit facility at June 30, 2009 was approximately $37.5 million. We also have short-term debt in the form of a term loan. The fair value of our term loan debt at June 30, 2009 was approximately $4.9 million. A one percent change in interest rates would increase or decrease interest expense $0.4 million annually based on amounts outstanding at June 30, 2009.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks. Please see Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed discussion of the risk factors affecting us and Item 1A. “Risk Factors,” below for further discussion of recent risks.

ITEM 4.	CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Varco I/P, Inc. (“Varco”) filed suit against TESCO in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents. Varco seeks monetary damages and an injunction against further infringement. We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question. In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff. We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based. The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination. In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that TESCO had contested. Varco has appealed this decision with the USPTO. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that our Casing Drive System infringes two patents held by Franks. We filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, we filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. During the three months ended June 30, 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which we paid $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, we received from the third party a release of any royalty obligation under the license and received from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. The court dismissed the lawsuit with prejudice. We accrued $2.2 million for this settlement during the three months ended March 31, 2009 and paid the settlement amount during the three months ended June 30, 2009.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. However, at June 30, 2006 we accrued our estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2008 and the six months ended June 30, 2009, we accrued an additional $0.2 million and $0.1 million, respectively, of interest expense related to this claim.

In February 2009 we received notification of a regulatory review of our payroll practices in one of our North American business districts. Based on information currently available, we do not expect a material financial impact upon the conclusion of this review. Accordingly, during the three months ended June 30, 2009, we reversed substantially all of the reserve previously recorded for this matter.

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging we failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against us pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court. No trial date has been set. The twenty-two plaintiffs covered under the Plan have subsequently initiated arbitration proceeding with the American Arbitration Association in Houston. We intend to vigorously defend all the allegations asserted in both proceedings. The outcome and amount of any potential financial impact from the litigation and arbitration proceedings are not determinable at this time; however, during the three months ended June 30, 2009, we recorded a reserve in regard to these matters.

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

Restrictions imposed by our credit agreement may limit our ability to finance future operations or capital needs.

The amount of borrowings available under our credit agreement is limited by the maintenance of certain financial ratios. Decreases in our financial performance could prohibit us from borrowing available amounts under our revolver or could force us to make repayments of outstanding total debt in order to remain in compliance with our credit agreements. These restrictions may negatively impact our ability to finance future operations, implement our business strategy or fund our capital needs. Compliance with these financial ratios may be affected by events beyond our control, including the risks and uncertainties described in the other risk factors and elsewhere in this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual General Meeting was held on May 15, 2009. The following nominees were elected as members of our Board of Directors for the ensuing year or until their successors are elected or appointed. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP, a national public accounting firm, as auditors of the Corporation for the ensuing year and authorization of the Directors to fix their remuneration.

Fred J. Dyment

Gary L. Kott

R. Vance Milligan, Q.C.

Julio M. Quintana

Norman W. Robertson

Michael W. Sutherlin

Clifton T. Weatherford

The table below shows the matters that were voted upon at the meeting, and states the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

	Number of Shares					Total
	For	Against	Withheld	Abstentions	Non-Votes
Fred J. Dyment	33,045,263	0	1,122,725	0	1	34,167,989
	96.71%	0.00%	3.29%

Gary L. Kott	33,034,028	0	1,133,960	0	1	34,167,989
	96.68%	0.00%	3.32%

R. Vance Milligan, Q.C.	29,902,359	0	4,265,629	0	1	34,167,989
	87.52%	0.00%	12.48%

Julio M. Quintana	33,061,298	0	1,106,690	0	1	34,167,989
	96.76%	0.00%	3.24%

Norman W. Robertson	33,057,580	0	1,110,408	0	1	34,167,989
	96.75%	0.00%	3.25%

Michael W. Sutherlin	33,056,298	0	1,111,690	0	1	34,167,989
	96.75%	0.00%	3.25%

Clifton T. Weatherford	32,190,229	0	1,977,759	0	1	34,167,989
	94.21%	0.00%	5.79%

Appointment of PricewaterhouseCoopers LLP	34,126,084	0	41,904	0	1	34,167,989
	99.88%	0.00%	0.12%

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.3 to Tesco Corporation’s Registration Statement on Form S-8 filed with the SEC on November 13, 2008)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.2*	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.3*	Form of Amendment to PSU Award (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4	Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference to the indicated filing

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: August 7, 2009

TESCO CORPORATION

By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: August 7, 2009

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2009

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.3 to Tesco Corporation’s Registration Statement on Form S-8 filed with the SEC on November 13, 2008)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.2*	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.3*	Form of Amendment to PSU Award (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4	Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference to the indicated filing