Form 10-Q
period 2009-11-02
TESCO CORP
filed 2009-11-05
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Number of shares of Common Stock outstanding as of October 30, 2009: 37,660,446

i

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$45,761	$20,619
Accounts Receivable Trade, net	48,725	97,747
Inventories, net	97,716	96,013
Deferred Income Taxes	17,512	10,996
Prepaid and Other Current Assets	19,497	19,690
Total Current Assets	229,211	245,065
Property, Plant and Equipment, net	193,287	208,968
Goodwill	29,240	28,746
Deferred Income Taxes	13,190	9,066
Intangible and Other Assets, net	5,818	7,545
TOTAL ASSETS	$470,746	$499,390
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$2,525	$10,171
Accounts Payable	21,581	38,946
Income Taxes Payable	2,254	8,297
Deferred Revenues	6,744	16,638
Accrued and Other Current Liabilities	25,429	25,711
Total Current Liabilities	58,533	99,763
Long Term Debt	31,400	39,400
Deferred Income Taxes	14,929	8,197
Total Liabilities	104,862	147,360
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	174,345	171,384
Contributed Surplus	15,272	15,708
Retained Earnings	143,304	142,752
Accumulated Comprehensive Income	32,963	22,186
Total Shareholders’ Equity	365,884	352,030
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$470,746	$499,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share and share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Products	$25,186	$65,448	$117,015	$175,049
Services	47,423	74,573	154,205	220,497
	72,609	140,021	271,220	395,546
OPERATING EXPENSES
Cost of Sales and Services
Products	18,319	39,069	86,712	110,279
Services	43,695	60,431	145,886	181,434
	62,014	99,510	232,598	291,713
Selling, General and Administrative	6,811	12,550	33,633	36,875
Research and Engineering	2,092	2,561	6,525	8,140
Total Operating Expenses	70,917	114,621	272,756	336,728
OPERATING INCOME (LOSS)	1,692	25,400	(1,536)	58,818
OTHER EXPENSE
Interest expense	497	1,098	1,451	3,552
Interest income	(847)	(45)	(896)	(306)
Foreign exchange losses	808	422	1,106	748
Other (income) expense	(1)	(99)	143	(53)
Total Other Expense	457	1,376	1,804	3,941
INCOME (LOSS) BEFORE INCOME TAXES	1,235	24,024	(3,340)	54,877
INCOME TAX PROVISION (BENEFIT)	1,503	6,443	(3,892)	13,939
NET (LOSS) INCOME	$(268)	$17,581	$552	$40,938
(Loss) Earnings per share:
Basic	$(0.01)	$0.47	$0.01	$1.10
Diluted	$(0.01)	$0.46	$0.01	$1.08
Weighted average number of shares:
Basic	37,620,269	37,473,597	37,567,286	37,125,680
Diluted	37,620,269	38,024,147	38,289,253	37,733,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net Income	$552	$40,938
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,423	24,476
Stock compensation expense	3,048	4,603
Deferred income taxes	(3,065)	1,366
Amortization of financial items	521	520
Gain on sale of operating assets	(931)	(15,687)
Impairment of assets held for sale	1,792	––
Changes in components of working capital
Decrease (increase) in accounts receivable trade	49,513	(13,354)
Decrease (increase) in inventories	4,037	(4,639)
Increase in prepaid and other current assets	(3,594)	(5,151)
Decrease in accounts payable	(16,888)	(11,888)
(Decrease) increase in accrued and other current liabilities	(6,978)	13,911
(Decrease) increase in income taxes payable	(6,043)	5,495
Other, net	(6)	(1,427)
Net cash provided by operating activities	49,381	39,163
INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,981)	(57,713)
Proceeds on sale of operating assets	4,795	19,783
Other, net	(194)	221
Net cash used in investing activities	(9,380)	(37,709)
FINANCING ACTIVITIES
Issuances of debt	10,000	51,773
Repayments of debt	(25,643)	(78,468)
Proceeds from exercise of stock options	492	9,153
Debt issue costs	—	(100)
Excess tax benefit associated with equity based compensation	—	1,036
Net cash used in financing activities	(15,151)	(16,606)
Effect of foreign exchange losses on cash balances	292	5
Net Increase (Decrease) in Cash and Cash Equivalents	25,142	(15,147)
Net Cash and Cash Equivalents, beginning of period	20,619	23,072
Net Cash and Cash Equivalents, end of period	$45,761	$7,925

Supplemental Cash Flow Information
Cash paid during the period for interest	$877	$3,372
Cash paid during the period for income taxes	$11,589	$6,649
Cash receipts during the period for interest	$901	$295
Cash receipts during the period for income taxes	$6,752	$391

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

The Company has performed an evaluation of potential recognition or disclosure of events or transactions subsequent to September 30, 2009 through November 4, 2009, which is the date the financial statements were issued.

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

The following is a reconciliation of changes in the Company’s warranty accrual for the nine months ended September 30, 2009 and the year ended December 31, 2008 (in thousands):

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance—beginning of period	$3,326	$3,045
Charged to expense, net	161	1,684
Charged to other accounts(a)	73	(129)
Deductions	(895)	(1,274)
Balance—end of period	$2,665	$3,326

(a)	Represents currency translation adjustments and reclassifications.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of the sales price for top drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At September 30, 2009 and December 31, 2008, the allowance for doubtful accounts on Trade Accounts Receivable was $2.2 million and $3.2 million, respectively.

Inventories

Inventory consists primarily of specialized tubular services and casing tool parts, spare parts, work in process, and raw materials to support the Company’s ongoing manufacturing operations and its installed base of specialized equipment used throughout the world. During the manufacturing process, the Company values its inventories (work in progress and finished goods) primarily using standard costs, which approximate actual costs, and such costs include raw materials, direct labor and manufacturing overhead allocations.

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

At September 30, 2009 and December 31, 2008, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$37,450	$26,049
Work in progress	2,835	2,648
Finished goods	57,431	67,316
	$97,716	$96,013

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

Drilling equipment includes related manufacturing costs and overhead. The net book value of used top drive rental equipment sold included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income was $1.9 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively and $2.9 million and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively. During the three and nine months ended September 30, 2009, the Company recognized net gains of $1.6 million and $1.1 million, respectively related to the sales of ancillary operating equipment.

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales and services	$8,730	$8,812	$26,370	$23,618
Selling, general and administrative expense	308	236	989	774
Research and engineering	40	19	64	84
	$9,078	$8,437	$27,423	$24,476

Assets Held for Sale

During the year ended December 31, 2008, the Company listed for sale a building and land located in Canada. The Company incurred approximately $0.3 million and $0.9 million in soil remediation costs to prepare the property for sale during the three and nine months ended September 30, 2008, and $0.1 million and $0.1 million in soil remediation costs to prepare the property for sale during the three and nine months ended September 30, 2009.  These costs were capitalized and reported as an increase in the property’s net book value as of September 30, 2009. The property has a carrying value of $2.0 million and $1.7 million, net of accumulated depreciation as of September 30, 2009 and December 31, 2008, respectively, and is included in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2009, the Company made the decision to sell operating assets located in North America within the next 12 months for an amount expected to be less than their current carrying amount.  As a result, the Company recorded a pre-tax impairment loss of approximately $1.8 million to write down the fixed assets to their estimated realizable value of $0.2 million as of June 30, 2009. The impairment loss is included in the Tubular Services segment as a part of Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2009.  The Company ceased depreciating the assets at the time they were classified as held for sale and has reflected the current carrying amount in Property, Plant and Equipment in the accompanying Condensed Consolidated Balance Sheets.

Investments

The Company's securities are considered available-for-sale and are reported at fair value based upon quoted market prices in the accompanying Condensed Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in Accumulated Other Comprehensive Income within Shareholders’ Equity.  Realized gains and losses on sales of investments based on specific identification of securities sold are included in Other Expense in the Condensed Consolidated Statements of Income. The Company held no investments in securities during the three and nine months ended September 30, 2009 or 2008.

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

During the three months ended June 30, 2009, the Company performed an interim impairment test of its goodwill due to events and changes in circumstances during the second quarter of 2009 that indicated an impairment might have occurred. The primary factor deemed by management to have constituted a potential impairment triggering event was a significant decline in revenues experienced in the second quarter of 2009. For purposes of the analysis, the Company made significant management assumptions including sales volumes and prices, costs of products and services, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Inherent in the Company’s projections are key assumptions relative to how long the current downward economic cycle might last. Furthermore, the financial and credit market volatility directly impacts the fair value measurement through the weighted-average cost of capital that was used to determine the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long term trend. No impairment losses were incurred as a result of this interim test. However, if actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, the Company could be exposed to future impairment losses that could be material to its results of operations.

The Company determined that no such triggering event occurred during the three months ended September 30, 2009, and accordingly, did not perform an impairment analysis on its goodwill during the current period.  The change in the carrying amount of goodwill of $0.5 million from December 31, 2008 to September 30, 2009 is due to the effect of foreign currency exchange rates.

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents, licenses, and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationships intangible assets are amortized on a straight-line basis over an estimated economic life of four to seven years, the patents are amortized on a straight-line basis over an estimated economic life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the term of the agreements of four years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. The Company determined that no such circumstance existed during the three or nine months ended September 30, 2009, and accordingly, did not perform an impairment analysis on its intangible assets. No impairment losses were incurred during the nine months ended September 30, 2009 or the year ended December 31, 2008. If a future impairment loss is recognized, it will be charged to income and disclosed separately in the Condensed Consolidated Statements of Income.

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

During the nine months ended September 30, 2008, the Company entered into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million for the nine months ended September 30, 2008, which was included in Foreign exchange losses in the Condensed Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged.

The Company was not party to any derivative financial instruments as of September 30, 2009 or December 31, 2008.

Fair Value Measurement

The Company measures and reports its financial assets and liabilities at fair value, defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts. These valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company uses a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The Company held no assets or liabilities carried at fair value as of December 31, 2008. During the three months ended June 30, 2009, the Company made the decision to sell operating assets located in North America within the next 12 months.  These fixed assets had a carrying amount of $2.0 million, and were written down to their estimated realizable value of $0.2 million during the nine months ended September 30, 2009. The estimated realizable fair value was derived from observable market prices in the form of quotations received from independent third parties (“Level 2” inputs). The resulting impairment charge of $1.8 million is included in Cost of Sales and Services in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2009. The following table presents the Company’s assets at fair value and the basis for determining their fair values (in thousands):

	As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses
Assets held for sale	$200	$—	$200	—	$1,800

The Company was party to derivative contracts during the nine months ended September 30, 2008.  The Company uses a market approach to value the assets and liabilities for outstanding derivative contracts, which historically consisted solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange losses in the Condensed Consolidated Statements of Income. The Company was not party to any derivative financial instruments as of September 30, 2009 or December 31, 2008.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to TESCO. The fair value of its debt related to the Company’s credit facility at September 30, 2009 of $31.4 million is estimated to be $29.8 million. The Company also has short term debt in the form of a term loan. The fair value of the Company’s term loan of $2.5 million at September 30, 2009 is estimated to be $2.5 million.

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

Severance Costs

During the three and nine months ended September 30, 2009, the Company eliminated approximately 50 and 490 employee positions, respectively, due to a review of its personnel structure and recorded $0.3 million and $3.2 million, respectively, in termination benefits associated with the reductions. These severance costs were recorded in Cost of Sales and Services ($0.2 million and $1.5 million for the three and nine months ended September 30, 2009, respectively), Research and Engineering expense ($0.1 million and $0.4 million for the three and nine months ended September 30, 2009, respectively) and Selling, General and Administrative expense ($0 million and $1.3 million for the three and nine months ended September 30, 2009, respectively) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period. These costs were recorded in the Company’s operating segments as follows (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Top Drive	$171	$1,059
Tubular Services	50	398
Casing Drilling	18	157
Research and Engineering	91	417
Corporate and Other	––	1,193
Total Severance Costs	$330	$3,224

Accrued severance costs were included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance—beginning of period	$589	$––
Charged to expense	330	3,224
Payments	(794)	(3,099)
Balance—end of period	$125	$125

During the nine months ended September 30, 2008, the Company eliminated approximately 100 employee positions due to a review of its personnel structure and recorded termination benefits of $1.1 million associated with the reduction. These severance costs are recorded in Cost of Sales and Services ($0.1 million and $0.9 million for the three and nine months ended September 30, 2008, respectively), Research and Engineering expense ($0.0 million and $0.1 million for the three and nine months ended September 30, 2008, respectively) and Selling, General and Administrative expense ($0.0 million and $0.1 million for the three and nine months ended September 30, 2008, respectively) in the accompanying Condensed Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period.

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

Stock-Based Compensation

On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. As a result, the Company changed the method by which it provides stock-based compensation to its employees by reducing the number of stock options granted and instead issuing restricted stock awards as a form of compensation. The Company has granted two different types of restricted stock awards: restricted stock units (“RSU”s) which are subject to time based vesting criteria and performance share units (“PSU”s) which contain both time and performance based criteria. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of TESCO shares that would otherwise be deliverable at the time of settlement at the discretion of the Company. For further description of the Company’s stock-based compensation plan, see Note 4 below.
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

During the preparation of the Company’s financial statements for the three months ended June 30, 2009, the Company determined that Canadian dollar-denominated stock option awards previously issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards was reclassified from Contributed Surplus to Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009, and is adjusted to fair value at the end of each subsequent reporting period. The impact to the Company’s financial statements for the three month periods ended September 30, 2008, December 31, 2008 and March 31, 2009 and for the year ended December 31, 2008 was not material. At September 30, 2009, the fair value of these awards was approximately $0.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of Sales and Services	$168	$306	$627	$1,230
Selling, General and Administrative Expense	78	958	2,207	2,991
Research and Engineering	43	105	214	382
	$289	$1,369	$3,048	$4,603

During the three and nine months ended September 30, 2009, the Company recorded a reversal of approximately $0.7 million and $0.9 million, respectively, in stock compensation expense related to performance stock units in response to the current year’s operating results.

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

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average number of shares outstanding	37,620	37,474	37,567	37,126
Dilutive effect of stock compensation awards	––	550	722	607
Diluted weighted average number of shares outstanding	37,620	38,024	38,289	37,733
Weighted average anti-dilutive options excluded from calculation due to exercise prices	944	87	3,850	1,034
Weighted average anti-dilutive options excluded from calculation due to reported net loss	656	––	––	––

For the three months ended September 30, 2009, the weighted average diluted shares outstanding excluded 656,388 shares because the Company reported a loss during the period, and including them would have had an anti-dilutive effect on loss per share.

Recent Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”) became the single source of authoritative U.S. GAAP.  The Codification did not create any new U.S. GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”) and other publications.  Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number.  Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.

    In October 2009, the FASB issued updated guidance that allows for more flexibility in determining the value of separate elements in revenue arrangements with multiple deliverables.  This guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements.  All entities must adopt no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Upon adoption, entities may choose between the prospective application for transactions entered into or materially modified after the date of adoption, or the retroactive application for all revenue arrangements for all periods presented.  Disclosures will be required when changes in either those judgments or the application of this guidance significantly affect the timing or amount of revenue recognition.  The Company will adopt these provisions on January 1, 2011. The Company is currently evaluating the potential impact these standards may have on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that  clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. This update is effective for fiscal years beginning after November 15, 2009. The Company will adopt these provisions on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. Under this Statement, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. This Statement requires enhanced disclosures about the risks to which a transferor continues to be exposed due to its continuing involvement in transferred financial assets. This Statement also clarifies and improves certain provisions in previously issued statements that have resulted in inconsistencies in the application of the principles on which that Statement is based. These updates are effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt these provisions on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the new disclosure requirements of its financial statements issued for the period ended June 30, 2009 and the adoption did not have a material impact on the consolidated financial statements. See “Basis of Presentation,” above.

In April 2009, the FASB issued new guidance that requires that a registrant to disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position. The Company adopted the updated guidance for the interim reporting period ended March 31, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements as the Statement required additional disclosures but no change in accounting policy. See “Fair Value Measurement,” above.

In April 2008, the FASB issued an update to existing accounting standards that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the update  is to improve the consistency between the useful life of a recognized intangible asset under existing accounting standards and the period of expected cash flows used to measure the fair value of the asset under accounting guidance for business combinations and other applicable accounting literature. The Company adopted the updated guidance on January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued an update to existing accounting standards enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under previously issued standards and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of the updated guidance on January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

    In December 2007, the FASB issued an update to previously issued accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. The Company adopted the updated guidance on January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued a revision to previously issued accounting standards which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The update also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. In February 2009, the FASB issued additional updates which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under the guidance. The Company adopted both of the updates on a prospective basis effective January 1, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance that affirms that the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the guidance.   The updated guidance must be applied prospectively and retrospective application is not permitted. The Company elected to adopt the updated guidance in the first quarter of 2009, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 2—Out of Period Adjustments

    During the preparation of the Company’s financial statements for the nine months ended September 30, 2009, the Company discovered errors in the financial statements for the years ended December 31, 2007 and 2008. The errors related to foreign currency translation adjustments of deferred tax assets and understated accrued liabilities. As a result of these errors, deferred tax assets were overstated by $1.3 million and understated by $1.0 million as of December 31, 2007 and 2008, respectively, and accrued liabilities as of December 31, 2008 were understated by $0.6 million. In addition, net income for the years ended December 31, 2007 and 2008 was understated by $0.2 million and overstated by $2.7 million, respectively, and other comprehensive income was overstated by $3.3 million and understated by $1.7 million, respectively.

The Company assessed the materiality of the errors mentioned above and aggregated with other identified errors and concluded that they were immaterial to previously reported annual or interim amounts and that the correction of the errors in 2009 would not be material to estimated full year 2009 results of operations. Accordingly, the Company corrected these errors in the financial statements for the nine months ended September 30, 2009 and did not restate its consolidated financial statements for the years ended December 31, 2007 and 2008. The effect of recording these corrections in the accompanying Condensed Consolidated Income Statement was a decrease in net income of $0.7 million for the nine months ended September 30, 2009.

The Company has revised its Condensed Consolidated Balance Sheet as of December 31, 2008 to correct an error in the classification of Prepaid Value Added Taxes (“VAT”). This revision does not impact the Condensed Consolidated Statements of Operations or the Consolidated Statement of Cash Flows for any period. During the preparation of the Company’s financial statements for the three months ended June 30, 2009, the Company noted that the December 31, 2008 balance for outstanding prepaid VAT was misclassified on the balance sheet. The Company assessed the materiality of the error and concluded that it was immaterial to previously reported financial statements. Accordingly, the Company corrected this error in the accompanying Condensed Consolidated Balance Sheets and did not restate its Consolidated Financial Statements for the year ended December 31, 2008. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2008 is presented in revised form by increasing prepaid and other current assets by $6.2 million and increasing accrued liabilities by $6.2 million.

Note 3—Long Term Debt

Long term debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Secured Revolver, maturity date of June 5, 2012, 1.50% and 1.99% interest rate at September 30, 2009 and December 31, 2008, respectively	$31,400	$39,400
Secured Term Loan, maturity date of October 31, 2009, 1.50% and 4.44% interest rate at September 30, 2009 and December 31, 2008, respectively	2,525	10,018
Other	—	153
Total Debt	33,925	49,571
Less—Current Portion of Long Term Debt	(2,525)	(10,171)
Non-Current Portion of Long Term Debt	$31,400	$39,400

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

Note 4—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes the activity in the Company’s common shares during the nine months ended September 30, 2009 and for the year ended December 31, 2008 (dollar amounts in thousands):

	Nine Months Ended September 30, 2009		Year Ended December 31, 2008
	No. of shares	Amount	No. of shares	Amount
Balance—beginning of period	37,513,861	$171,384	36,844,763	$154,332
Issued on exercise of options	43,000	542	626,535	15,698
Issuance from settlement of restricted stock	84,586	2,285	31,159	1,129
Other issuance of common stock	17,539	134	11,404	225
Balance—end of period	37,658,986	$174,345	37,513,861	$171,384

    Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,765,899 shares of common stock were authorized as of September 30, 2009 for the grant of stock and stock options to eligible directors, officers, employees and other persons. At September 30, 2009, the Company had approximately 1,584,170 shares available for future grants.

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan (the “Restated Plan”). Prior to May 2007, the Company granted stock options denominated only in Canadian dollars. Under the Restated Plan, stock options and other stock based awards may be denominated in Canadian dollars or U.S. dollars, at the Company’s discretion. During the preparation of the Company’s financial statements for the three months ended June 30, 2009, the Company determined that Canadian dollar-denominated stock option awards previously issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards was reclassified from Contributed Surplus to Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009, and is adjusted to fair value at the end of each reporting period. The impact to the Company’s financial statements for the three month periods ended September 30, 2008, December 31, 2008 and March 31, 2009 and for the year ended December 31, 2008 was not material. At September 30, 2009, the fair value of these awards was approximately $0.8 million. No payments were made for stock-based awards classified as liabilities during the three and nine months ended September 30, 2009.

With all shares of common stock being traded on the NASDAQ, the Company plans to denominate all future grants of equity-based awards in U.S. dollars. Options granted by the Company have historically vested ratably over a three year period and expired no later than seven years from the date of grant, although the Board of Directors may choose different parameters in the future. The exercise price of stock options under the plan may not be less than the fair value on the date of the grant, as defined in the Restated Plan.

Stock Options

The following summarizes option activity for the options issued in Canadian dollars during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	No. of options	Weighted-average exercise price		No. of options	Weighted-Average Exercise price
Outstanding—beginning of period	831,954	C$	20.69	1,593,962	C$	18.62
Granted	—	C$	—	46,300	C$	24.44
Exercised	(20,000)	C$	9.89	(626,535)	C$	14.87
Cancelled	(121,759)	C$	20.25	(174,033)	C$	23.41
Outstanding—end of period	690,195	C$	21.08	839,694	C$	20.75
Exercisable—end of period	595,397	C$	20.58	525,919	C$	18.43

    The following summarizes option activity for the options issued in U.S. dollars during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	No. of options	Weighted-Average Exercise price	No. of options	Weighted-Average Exercise price
Outstanding—beginning of period	647,100	$13.15	—	$—
Granted	45,000	$8.60	195,800	$28.54
Exercised	(23,000)	$7.51	—	$—
Cancelled	(82,067)	$11.29	(26,900)	$25.65
Outstanding—end of period	587,033	$13.28	168,900	$29.00
Exercisable—end of period	51,521	$29.41	—	$—

    The assumptions used in the Black-Scholes option pricing model during the nine months ended September 30, 2009 and 2008 were:

	U.S. Dollar Options Nine Months Ended September 30,		Canadian Dollar Options Nine Months Ended September 30,
Assumptions	2009	2008	2009 (Note A)	2008
Weighted average risk-free interest rate	2.20%	3.01%	2.32%	3.50%
Expected dividend	$-0-	$-0-	$-0-	$-0-
Expected option life (years)	4.5	4.5	1.8	4.5
Weighted average expected volatility	66%	50%	79%	51%
Weighted average expected forfeiture rate	8%	9%	11%	17%

Note A:
Assumptions used in the Black-Scholes pricing model during the nine months ended September 30, 2009 for Canadian dollar options were used for revaluing liability-classified stock option awards to fair value.

    Restricted Stock

Beginning in 2007, the Company began granting two different types of stock-based awards: Restricted Stock Units (“RSU”s), which vest equally in three annual installments from date of grant and entitle the grantee to receive the value of one share of TESCO common stock upon vesting, and Performance Stock Units (“PSU”s), which vest in full after three years and include a performance measure. PSU awards entitle the grantee to receive the value of one share of TESCO common stock for each PSU, subject to adjustments based on the performance measure. The PSU performance objective multiplier can range from zero when threshold performance is not met to a maximum of 2.5 times the initial award. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash based on the market value of a TESCO share at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the nine months ended September 30, 2009:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- Average grant date fair value	Shares	Weighted- Average Grant date fair value
Outstanding—beginning of period	625,200	$12.22	119,407	C$	33.10
Granted	22,500	$8.64	—	C$	—
Vested	(45,309)	$23.09	(39,277)	C$	32.99
Cancelled	(83,335)	$11.46	(9,535)	C$	33.57

Outstanding—end of period	519,056	$11.23	70,595	C$	33.10

The following summarizes restricted stock activity during the nine months ended September 30, 2008:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- Average grant date fair value	Shares	Weighted- Average Grant date fair value
Outstanding—beginning of period	––	$––	141,100	C$	36.15
Granted	156,400	$27.22	35,600	C$	24.67
Vested	––	$––	(31,159)	C$	36.22
Cancelled	(19,100)	$25.12	(25,200)	C$	34.30
Outstanding—end of period	137,300	$27.51	120,341	C$	33.13

    The weighted average expected forfeiture rate is 14% for RSUs and 5% for PSUs.

Note 5—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (Loss) Income	$(268)	$17,581	$552	$40,938
Foreign currency translation adjustment, net of income taxes	5,233	(2,260)	10,777	(4,049)
Total Comprehensive Income	$4,965	$15,321	$11,329	$36,889

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

The Company’s income tax provision for the three and nine month periods ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current	$(5,787)	$5,503	$(827)	$12,573
Deferred	7,290	940	(3,065)	1,366
Income tax provision	$1,503	$6,443	$(3,892)	$13,939

The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 122% and 117% respectively, compared to 27% and 25%, respectively, for the same periods in 2008. The effective tax rate for the three months ended September 30, 2009 reflects a $1.1 million charge related to tax provision to return adjustments as a result of filing an amended 2008 tax return in Canada and the Company's 2008 U.S. income tax returns. The effective tax rate for the nine months ended September 30, 2009 reflects the recognition of a $1.6 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.4 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.5 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the nine months ended September 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction, a $0.5 million charge related to provision to return adjustments as a result of filing the Company’s U.S. income tax returns in September 2009 and $0.5 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

As of September 30, 2009 and December 31, 2008, the Company had an accrual for uncertain tax positions of $1.1 million and $1.2 million, respectively. This liability is offset by the Company’s net income tax receivables and is included in Income Taxes Payable in the accompanying Condensed Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2005. One U.S. subsidiary has been audited through the tax year ended October 31, 2005. During the nine months ended September 30, 2009, an audit of the Company’s consolidated tax return for the year 2006 was concluded with no impact to the Company’s financial position, results of operations or cash flows.

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

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that its Casing Drive System infringes two patents held by Franks. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. During the nine months ended September 30, 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which TESCO paid $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, TESCO received from the third party a release of any royalty obligation under the license and received from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. Franks requested the court to dismiss its lawsuit with prejudice. TESCO accrued and paid this $2.2 million settlement during the nine months ended September 30, 2009.

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

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. However, at June 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million of expense included in Other (income) expense and $1.2 million included in Interest expense. During 2008 and the nine months ended September 30, 2009, the Company accrued an additional $0.2 million and $0.2 million, respectively, of interest expense related to this claim.

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

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging the Company failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against the Company pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court. No trial date has been set. The 22 plaintiffs covered under the Plan have subsequently initiated arbitration proceeding with the American Arbitration Association in Houston. Additional plaintiffs have subsequently joined both proceedings. TESCO intends to vigorously defend all the allegations asserted in both proceedings. The outcome and amount of any potential financial impact from the litigation and arbitration proceedings are not determinable at this time.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At September 30, 2009 and December 31, 2008, the total exposure to the Company under outstanding letters of credit was $6.5 million and $6.4 million, respectively.

Note 8—Segment Information

Business Segments

Historically, the Company organized its activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, the Company determined that the CASING DRILLING segment no longer met the criteria which allowed it to be aggregated with Tubular Services in the Casing Services segment and therefore changed the presentation of its Tubular Services activities and CASING DRILLING activities into two separate segments. The financial and operating data for the three and nine months ended September 30, 2008 have been recast to be presented consistently with this structure. The Company’s four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology, and the Research and Engineering segment is comprised of our research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.

These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office. The costs of these functions, together with Other expense and Income tax provision (benefit), are not allocated to these segments. Assets are allocated to the Top Drive, Tubular Services, CASING DRILLING or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Tubular Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and as such this information is not presented.

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

At the end of 2008, the Company identified sales of certain accessories that were previously included as part of top drive after-market support activities. However, since these accessories are directly related to its proprietary and patented Tubular Services technology, the Company now includes them with its proprietary information. Accordingly, the Company has reclassified prior year revenues of approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, and operating income of approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, related to these sales from top drive after-market support to proprietary Tubular Services to conform to current year presentation.

Significant financial information relating to these segments is as follows (in thousands):

	Three Months Ended September 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$45,192	$24,285	$3,132	$—	$—	$72,609
Depreciation and amortization	1,898	4,992	1,115	40	1,033	9,078
Operating income (loss)	13,370	(1,440)	(3,072)	(2,092)	(5,074)	1,692
Other expense						457
Income before income taxes						$1,235

	Three Months Ended September 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$90,700	$42,784	$6,537	$—	$—	$140,021
Depreciation and amortization	2,239	4,472	1,150	19	557	8,437
Operating income (loss)	32,090	7,396	(3,055)	(2,560)	(8,471)	25,400
Other expense						1,376
Income before income taxes						$24,024

	Nine Months Ended September 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$171,118	$89,210	$10,892	$—	$—	$271,220
Depreciation and amortization	5,667	15,645	3,491	64	2,556	27,423
Operating income (loss)	39,511	(484)	(9,298)	(6,525)	(24,740)	(1,536)
Other expense						1,804
Loss before income taxes						$(3,340)

	Nine Months Ended September 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$251,414	$123,439	$20,693	$—	$—	$395,546
Depreciation and amortization	6,136	13,624	2,953	84	1,679	24,476
Operating income (loss)	82,227	16,960	(9,184)	(8,140)	(23,045)	58,818
Other expense						3,941
Income before income taxes						$54,877

Geographic Areas

    The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	Three Months Ended September 30,
	2009	2008
United States	$26,108	$72,636
Europe, Africa and Middle East	11,223	17,731
Asia Pacific	10,256	12,489
Canada	7,885	13,640
Mexico	9,291	7,546
South America	7,846	15,979
Total	$72,609	$140,021

	Nine Months Ended September 30,
	2009	2008
United States	$123,718	$203,786
Europe, Africa and Middle East	39,989	38,502
Asia Pacific	33,128	52,839
Canada	26,058	43,633
Mexico	25,488	15,765
South America	22,839	41,021
Total	$271,220	$395,546

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. Prior to December 31, 2008, we organized our activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, we determined that CASING DRILLING no longer met the criteria which allowed it to be aggregated with Tubular Services within the Casing Services segment and therefore changed the presentation of our Tubular Services activities and CASING DRILLING activities into two separate segments. The financial and operating data for the three and nine months ended September 30, 2008 have been recast to be presented consistently with this structure.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 and 2008

Our revenues, operating income and net income for the three months ended September 30, 2009 decreased compared to the same period in 2008, primarily due to decreased top drive product sales, decreased top drive rental activities, decreased Tubular Services revenues, and decreased CASING DRILLING activity, partially offset by decreased operating expenses. Revenues, operating income and net income for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$14,343		$45,958		(69)
-Rental services	20,005		27,720		(28)
-After-market sales and service(1)	10,844		17,022		(36)
Total Top Drive	45,192	62	90,700	65	(50)
Tubular Services(2)
-Conventional	4,052		18,882		(79)
-Proprietary(1)	20,233		23,902		(15)
Total Tubular Services	24,285	33	42,784	31	(43)
CASING DRILLING	3,132	4	6,537	4	(52)
Total Revenues	$72,609	100	$140,021	100	(48)

OPERATING INCOME
Top Drive	$13,370	30	$32,090	35	(58)
Tubular Services	(1,440)	(6)	7,396	17	(119)
CASING DRILLING	(3,072)	(98)	(3,055)	(47)	1
Research and Engineering	(2,092)	n/a	(2,560)	n/a	18
Corporate and Other	(5,074)	n/a	(8,471)	n/a	40
Total Operating Income	$1,692	2	$25,400	18	(93)

NET (LOSS) INCOME	$(268)	(0)	$17,581	13	(102)

(1)
At the end of 2008, we identified sales of certain accessories that were previously included as part of our top drive after-market support activities. However, since these accessories are directly related to our proprietary and patented Tubular Services technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues and operating income of approximately $0.4 million and $0.3 million, respectively, related to these sales from top drive after-market support to proprietary Tubular Services to conform to our current year presentation.

(2)
At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $6.5 million and prior year operating losses of approximately $3.1 million from the former Casing Services segment to the CASING DRILLING segment to conform to the current year presentation.

Revenues for the three months ended September 30, 2009 were $72.6 million, compared to $140.0 million in the same period in 2008, a decrease of $67.4 million, or 48%. This decrease is due to a $45.5 million decrease in the Top Drive segment, an $18.5 million decrease in the Tubular Services segment and a $3.4 million decrease in the CASING DRILLING segment. Each segment is discussed in further detail below.

Operating Income for the three months ended September 30, 2009 was $1.7 million, compared to $25.4 million in the three months ended September 30, 2008, a decrease of $23.7 million, or 93%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to ongoing pricing pressures associated with depressed drilling activity and $0.3 million in severance costs, partially offset by a $1.6 million gain on the sale of operating equipment, as discussed further below.

Net Loss for the three months ended September 30, 2009 was $0.3 million, compared to income of $17.6 million in the same period in 2008, a decrease of $17.9 million, or 102%. This decrease is primarily due to decreased operating income as discussed above and a $0.4 million increase in foreign exchange losses and an increase in our effective tax rate during the current year’s period, partially offset by a $0.6 million decrease in interest expense and a $0.8 million increase in interest income, as discussed below.

Top Drive Segment

Our Top Drive segment consists of top drive sales, after-market sales and service and top drive rental service activities.

Revenues—Revenues for the three months ended September 30, 2009 decreased $45.5 million, or 50%, compared to the same period in 2008, primarily driven by a $31.6 million decrease in top drive sales, a $7.7 million decrease in top drive rental operations and a $6.2 million decrease in after-market sales and service.

Revenues from top drive sales decreased $31.6 million to $14.3 million for the three months ended September 30, 2009 as compared to the same period in 2008. This decrease is primarily due to a decrease in the number of Top Drive units sold during the current year in connection with the current downturn in the drilling industry.  We sold 13 units (10 new and 3 used) during the three months ended September 30, 2009, compared to 38 units sold (32 new and 6 used) during the same period in 2008. Revenues related to the sale of used top drive units during the three months ended September 30, 2009 were $2.9 million, down from $7.1 million during the three months ended September 30, 2008.

Revenues from top drive rental service activities decreased $7.7 million to $20.0 million during the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to a decrease in the number of rental operating days, primarily in North America, during the current year’s period. Our rental fleet worked 4,441 operating days during the three months ended September 30, 2009, down from 6,014 operating days in the same period last year. Demand for our top drive rental services is directly tied to active rig count; on a year-over-year basis, we estimate that the worldwide active rig count has declined approximately 40%. At September 30, 2009, we had 123 top drives in our rental fleet.

Revenues from after-market sales and service decreased $6.2 million to $10.8 million for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to the decline in industry conditions during the current year’s period compared to the prior year. During 2009, weakened economic conditions resulted in a marked decrease in active rig count and drilling activities. Accordingly, our customers have decreased their demand for after-market parts and maintenance and repair services. This decrease in demand has resulted in pricing pressures and thus, decreased revenues per job.

Operating Income—Top Drive operating income for the three months ended September 30, 2009 decreased $18.7 million to $13.4 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the decrease in the number of top drives sold during the current period, as discussed above. In addition, operating margins were negatively impacted by pricing pressures on our after-market sales and service businesses, as described above. This was partially offset by a $1.6 million gain on the sale of certain ancillary Top Drive equipment.

Outlook—We had a third-party backlog of three top drive units as of September 30, 2009 compared to a third-party backlog of 10 units as of June 30, 2009 and 65 units as of December 31, 2008. With this drop in backlog, we have downsized our manufacturing operations substantially to better reflect current market conditions. We have maintained a core team, which can continue to deliver a reasonable number of top drives each month to meet current and expected demand. We plan to minimize our costs for the next several quarters and improve our business processes so as to substantially improve efficiencies as the business turns around. While we have seen an increase in activity, particularly in the rental portion of our business, our customers have maintained their focus on lowering project costs and, given the continued pricing pressures, we expect to see continued margin compression over the remainder of 2009 and throughout 2010. We will continue to monitor our operations and cost structure in response to any further changes in demand.

Tubular Services Segment

Revenues—Revenues for the three months ended September 30, 2009 decreased $18.5 million, or 43%, to $24.3 million as compared to the same period in 2008. This was primarily due to a $14.8 million decrease in our conventional Tubular Services business and a $3.7 million decrease in our proprietary service offerings. The decrease in our revenues is due to a significant decline in North American drilling activity over the past 12 months. Our conventional business is primarily conducted in North America and has been severely impacted by the decline in active rig count discussed above.  We continue to shift our customers to our proprietary product offerings. We completed 683 jobs during the three months ended September 30, 2009, up 38% compared to 496 jobs during the three months ended September 30, 2008.  While the number of jobs performed has increased, revenue per job has been negatively impacted by pricing pressures resulting from decreased drilling activity.
Operating Income—Tubular Services’ operating income for the three months ended September 30, 2009 decreased $8.8 million to a $1.4 million loss compared to income of $7.4 million for the same period in 2008, primarily due to the decrease in revenues described above.

Outlook—We expect the current year’s operations will remain depressed in the near term due to the current status of worldwide economies and the current excess supply of oil and natural gas. Our customers have maintained their focus on lowering project costs and accordingly, given the continued pricing pressures, we expect to see continuing margin compression over the remainder of 2009 and throughout 2010. We will continue to monitor our operations and cost structure in response to any further changes in demand. We continue to believe that the fundamentals driving our global business remain intact and that our financial condition will enable us to weather the current conditions and poise us for future growth when conditions improve.

CASING DRILLING Segment

Revenues—Revenues for the three months ended September 30, 2009 were $3.1 million compared to $6.5 million in the same period last year, a decrease of $3.4 million or 52%. This decrease was due to a continuing decline in available work in connection with current industry operating conditions.  As mentioned above, worldwide active rig count has declined approximately 40% during the past 12 months.

Operating Income—CASING DRILLING’s operating loss for the three months ended September 30, 2009 was $3.1 million, virtually unchanged from last year.  While revenues decreased as discussed above, operating losses were minimized by reducing headcount in locations experiencing significant activity declines, combining under-performing operations and streamlining internal processes.

Outlook—As mentioned above, we expect the current year’s operations will continue to decline in the near term due to the current status of the drilling industry. We remain confident that our CASING DRILLING business will be a valuable part of our future operations. Accordingly, we are focusing on maintaining our existing infrastructure around the world while reducing headcount in locations experiencing significant activity declines, combining under-performing operations and streamlining internal processes.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of our activities related to the design and enhancement of our top drive models and proprietary equipment and were $2.1 million for the three months ended September 30, 2009, a decrease of $0.5 million from operating expenses of $2.6 million for the three months ended September 30, 2008. This decrease is primarily due to our focus on reducing costs during the current year’s period, partially offset by $0.1 million in severance costs incurred during the current quarter. We will continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating expenses for the three months ended September 30, 2009 decreased $3.4 million to $5.1 million, compared to $8.5 million for the same period in 2008. This decrease is primarily due to decreased legal expenses and employee compensation costs during the current year’s period.  In addition, our non-cash stock compensation expense decreased $0.7 million during the current period related to performance stock units, which declined in value in response to the current year’s operating levels.

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
		% of revenue		% of revenue
Operating Income	$1,692	2	$25,400	18
Interest expense	497	1	1,098	1
Interest income	(847)	—	(45)	—
Foreign exchange losses (gains)	808	—	422	––
Other (income)	(1)	—	(99)	—
Income taxes	1,503	2	6,443	4
Net (Loss) Income	$(268)	(0)	$17,581	13

    Interest Expense—Interest expense for the three months ended September 30, 2009 decreased $0.6 million compared to the same period in 2008. During the three months ended September 30, 2009, average daily debt balances were $42.6 million, approximately $25.3 million lower than the same period last year. In addition, the weighted average interest rate decreased by 277 basis points during the current year due to market conditions, resulting in lower interest expense during the current year period.

Interest Income—Interest income for the three months ended September 30, 2009 increased $0.8 million compared to the same period in 2008, primarily due to $0.8 million in interest received on an overpayment of prior years’ U.S. federal income taxes.

Foreign Exchange Losses —Foreign exchange losses increased to $0.8 million during the three months ended September 30, 2009 from $0.4 million during the same period in 2008, primarily due to the comparative weakening of the Canadian dollar versus the U.S. dollar.

Other (Income) Expense—Other (income) expense for the three months ended September 30, 2009 was relatively flat compared to the same period during 2008.

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

Our effective tax rate for the three months ended September 30, 2009 was 122% compared to 27% for the same period in 2008. The effective tax rate for the three months ended September 30, 2009 reflects a $1.1 million charge related to tax provision to return adjustments as a result of filing an amended 2008 tax return in Canada and our 2008 U.S. income tax returns.

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

    For the Nine Months Ended September 30, 2009 and 2008

Our revenues, operating income and net income for the nine months ended September 30, 2009 decreased compared to the same period in 2008 primarily due to decreased top drive product sales, decreased top drive rental activities, decreased conventional Tubular Services revenues, and decreased CASING DRILLING activity, partially offset by increased activities in proprietary Tubular Services. Revenues, operating income and net income for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$70,903		$121,037		(41)
- Rental services	61,660		82,201		(25)
- After-market sales and service(1)	38,555		48,176		(20)
Total Top Drive	171,118	63	251,414	64	(32)
Tubular Services(2)
-Conventional	18,147		62,582		(71)
-Proprietary(1)	71,063		60,857		17
Total Tubular Services	89,210	33	123,439	31	(28)
CASING DRILLING	10,892	4	20,693	5	(47)
Total Revenues	$271,220	100	$395,546	100	(31)

OPERATING (LOSS) INCOME
Top Drive	$39,511	23	$82,227	33	(52)
Tubular Services	(484)	(1)	16,960	14	(103)
CASING DRILLING	(9,298)	(84)	(9,184)	(44)	(1)
Research and Engineering	(6,525)	n/a	(8,140)	n/a	20
Corporate and Other	(24,740)	n/a	(23,045)	n/a	(7)
Total Operating (Loss) Income	$(1,536)	(1)	$58,818	15	(103)

NET INCOME	$552	––	$40,938	10	(99)

(1)
At the end of 2008, we identified sales of certain accessories that were previously included as part of our top drive after-market support activities. However, since these accessories are directly related to our proprietary and patented Tubular Services technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues and operating income of approximately $1.4 million and $1.0 million, respectively, related to these sales from top drive after-market support to proprietary Tubular Services to conform to our current year presentation.

(2)
At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $20.7 million and prior year operating losses of approximately $9.2 million from the former Casing Services segment to the CASING DRILLING segment to conform to the current year presentation.

     Revenues for the nine months ended September 30, 2009 were $271.2 million, compared to $395.5 million in the same period in 2008, a decrease of $124.3 million, or 31%. This decrease is due to a $80.3 million decrease in the Top Drive segment, a $34.2 million decrease in the Tubular Services segment and a $9.8 million decrease in the CASING DRILLING segment. Each segment is discussed in further detail below.

Operating (Loss) Income for the nine months ended September 30, 2009 was a loss of $1.5 million, compared to income of $58.8 million in the nine months ended September 30, 2008, a decrease of $60.3 million, or 103%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to severe pricing pressures associated with the current economic environment, $2.2 million in expenses for a litigation settlement, increased legal fees of $2.3 million associated with ongoing litigation, a $1.8 million impairment of fixed assets held for sale, $3.2 million in severance costs and $1.1 million in reserves recorded related to a legal claim in North America, partially offset by a $2.3 million decrease in bonus accruals recorded during the current year’s period and a $1.1 million gain recognized on the sale of operating assets.
Net Income for the nine months ended September 30, 2009 was $0.6 million, compared to income of $40.9 million in the same period in 2008, a decrease of $40.4 million or 99%. This decrease is due primarily to decreased operating income as discussed above, partially offset by a $17.8 million decrease in our provision for income taxes and a $2.1 million decrease in interest expense, as discussed below.

Top Drive Segment

Our Top Drive segment consists of top drive sales, after-market sales and service and top drive rental service activities.

Revenues—Revenues for the nine months ended September 30, 2009 decreased $80.3 million, or 32%, compared to the same period in 2008, primarily driven by a $50.1 million decrease in top drive sales, a $20.6 million decrease in top drive rental operations and a $9.6 million decrease in after-market sales and service.

Revenues from top drive sales decreased $50.1 million to $70.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008 in connection with the current downturn in the drilling industry. We sold 73 units (68 new and 5 used) during the nine months ended September 30, 2009, compared to 99 units sold (81 new and 18 used) during the same period in 2008. Revenues related to the sale of used top drive units during the nine months ended September 30, 2009 and 2008 were $4.9 million and $19.0 million, respectively.

Revenues from top drive rental service activities decreased $20.6 million to $61.7 million during the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to a decrease in the number of rental operating days during the current year’s period, particularly in North America where active drilling activity declined approximately 40% over the past 12 months.  Our rental fleet worked 12,796 operating days during the nine months ended September 30, 2009, down from 17,363 operating days in the same period last year. Demand for our top drive rental services is directly tied to active rig count; on a year-over-year basis, we estimate that the worldwide active rig count has declined approximately 30%. At September 30, 2009, we had 123 top drive units in our rental fleet.

Revenues from after-market sales and service decreased $9.6 million to $38.5 million for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to the current year’s decline in active rig count and drilling activities. Accordingly, our customers have decreased their demand for after-market parts and maintenance and repair services. This decrease in demand has resulted in pricing pressures and thus, decreased revenues per job.

   Operating Income—Top Drive operating income for the nine months ended September 30, 2009 decreased $42.7 million to $39.5 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the decrease in the number of top drives sold during the current period, as discussed above.  Top drive operating income was also unfavorably affected by a decrease in the number of used top drive units sold during the nine months ended September 30, 2009. We sold five used units during the current period, compared to 18 used units last year. Used units sold are typically our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales compared to the sales of new units. In addition, operating margins were negatively impacted by pricing pressures on our after-market sales and service businesses, as described above. We also recorded a reserve of $1.1 million during the nine months ended September 30, 2009 in connection with a legal claim in North America and severance costs of $1.1 million. This was partially offset by a $1.6 million gain on the sale of certain ancillary Top Drive equipment.

Tubular Services Segment

Revenues—Revenues for the nine months ended September 30, 2009 decreased $34.2 million, or 28%, to $89.2 million as compared to the same period in 2008. This was primarily due to a $44.4 million decrease in our conventional Tubular Services business, partially offset by a $10.2 million increase in our proprietary service offerings. The decrease in our conventional revenues is due to a 40% industry decline in North America over the past 12 months and our continued focus to shift our customers to proprietary product offerings. Our conventional business is primarily conducted in North America and is directly tied to the active rig count which has declined sharply over the past 12 months.  We continue to focus on shifting our customer service to our proprietary product offerings. We completed 1,787 jobs during the nine months ended September 30, 2009, up 28% compared to 1,401 jobs during the nine months ended September 30, 2008.  While the number of jobs performed has increased, revenue per job has been negatively impacted by pricing pressures resulting from decreased drilling activity.

Operating Income—Tubular Services’ operating income for the nine months ended September 30, 2009 decreased $17.5 million to a $0.5 million loss compared to income of $17.0 million for the same period in 2008, primarily due to the decrease in revenues described above, a $1.8 million impairment of fixed assets held for sale and $0.4 million in severance costs recorded during the current period. During the nine months ended September 30, 2009, we recorded a pre-tax impairment loss of approximately $1.8 million to write down fixed assets held for sale to their estimated realizable value of $0.2 million.

CASING DRILLING Segment

Revenues—Revenues for the nine months ended September 30, 2009 were $10.9 million compared to $20.7 million in the same period last year, a decrease of $9.8 million or 47%. This decrease was due to a decline in available work, particularly in Latin America and the U.S., in connection with current industry operating conditions.

Operating Income—CASING DRILLING’s operating loss of $9.3 million for the nine months ended September 30, 2009 was flat compared to last year.  This was primarily due to decreased revenues as described above and a loss on the sale of operating assets in the amount of $0.5 million, partially offset by reduced management and overhead expenses.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of our activities related to the design and enhancement of our top drive models and proprietary equipment.  These expenses were $6.5 million for the nine months ended September 30, 2009, a decrease of $1.6 million from operating expenses of $8.1 million for the nine months ended September 30, 2008. This decrease is primarily due to our focus on reducing costs during the current year’s period, partially offset by $0.4 million in severance costs and $0.2 million in relocation costs incurred during the nine months ended September 30, 2009. We will continue to invest in the development, commercialization and enhancements of our proprietary technologies.

 Corporate and Other Segment

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating expenses for the nine months ended September 30, 2009 increased $1.7 million to $24.7 million, compared to $23.0 million for the same period in 2008. This increase is primarily due to a $2.2 million legal settlement, a $2.3 million increase in legal expenses related to ongoing litigation and $1.2 million in severance costs, partially offset by decreased audit fees and other corporate expenses from the same period in 2008. In addition, our non-cash stock compensation expense decreased $0.9 million during the current period related to performance stock units, which declined in value in response to the current year’s operating levels.

Net Income

Net income for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
		% of revenue		% of revenue
Operating (Loss) Income	$(1,536)	––	$58,818	15
Interest expense	1,451	—	3,552	1
Interest income	(896)	—	(306)	—
Foreign exchange losses	1,106	—	748	—
Other (income) expense	143	—	(53)	—
Income taxes	(3,892)	(1)	13,939	3
Net Income	$552	––	$40,938	10

Interest Expense—Interest expense for the nine months ended September 30, 2009 decreased $2.1 million compared to the same period in 2008. During the nine months ended September 30, 2009, average daily debt balances were $43.8 million, approximately $30.0 million lower than the same period last year. In addition, the weighted average interest rate decreased by 312 basis points during the current year due to market conditions, resulting in lower interest expense during the current year period.

Interest Income—Interest income for the nine months ended September 30, 2009 increased $0.6 million compared to the same period in 2008, primarily due to $0.8 million in interest received on an overpayment of prior years’ U.S. federal income taxes.

Foreign Exchange Losses—Foreign exchange losses increased $0.4 million compared to the same period in 2008, primarily due to the comparative strengthening of the Canadian dollar versus the U.S. dollar.

Other (Income) Expense— Other expense for the nine months ended September 30, 2009 was $0.1 million compared to other income of $0.1 million in the same period during 2008, an increase of $0.2 million.

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

Our effective tax rate for the nine months ended September 30, 2009 was 117% compared to 25% for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 reflects the recognition of a $1.6 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.4 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.5 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the nine months ended September 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction, a $0.5 million charge related to provision to return adjustments as a result of filing our U.S. income tax returns in September 2009 and $0.5 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

      Recent Quarterly Trends

Revenues for the three months ended September 30, 2009 were $72.6 million, compared to $88.4 million for the three months ended June 30, 2009, a decrease of $15.8 million, or 18%. This decrease is due to a $12.6 million decrease in the Top Drive segment, a $3.6 million decrease in the Tubular Services segment, partially offset by a $0.4 million increase in the CASING DRILLING segment. The decrease in the Top Drive segment is primarily the result of the sale of 13 units (10 new and 3 used) during the three months ended September 30, 2009 as compared to 28 top drive units (27 new and 1 used) during the three months ended June 30, 2009. The decrease in Tubular Services revenues was primarily due to a decline in proprietary equipment sales during the three months ended September 30, 2009 compared to the three months ended June 30, 2009. The increase in our CASING DRILLING revenues was due to a recovery in available work, particularly in Latin America and the Asia Pacific region.

Operating Income for the three months ended September 30, 2009 was $1.7 million, compared to a loss of $7.2 million in the three months ended June 30, 2009, an increase of $8.9 million. This increase is primarily due to a $3.2 million increase in the Top Drive segment, a $0.3 million increase in operating income in the Tubular Services segment, a $1.8 million increase in the CASING DRILLING segment and a $3.9 million increase in the Corporate and Other segment, partially offset by a $0.2 million decrease in losses in the Research and Engineering segment. The increase in Top Drive operating income was primarily due to the sale of three used units during the current quarter and a $1.6 million gain on the sale of ancillary operating equipment, compared to the sale of one used unit during the three months ended June 30, 2009.  The increase in Tubular Services operating income was primarily due to a $1.8 million impairment of fixed assets held for sale incurred during the three months ended June 30, 2009. The decrease in CASING DRILLING operating loss was primarily due to a $0.9 million improvement in bad debt expense during the three months ended September 30, 2009. The decrease in Corporate and Other’s expenses of $3.9 million was primarily due to a $1.9 million decrease in legal fees, a $0.6 million decrease in severance costs and a $0.7 million decrease in non-cash stock compensation expense during the current period.

Net Loss for the three months ended September 30, 2009 was $0.3 million, compared to a loss of $3.6 million in the three months ended June 30, 2009, an improvement of $3.3 million. This change is due primarily to increased operating income as discussed above and $0.8 million in interest income recorded during the three months ended September 30, 2009, partially offset by an increase in our effective tax rate from 56% for the three months ended June 30, 2009 to 122% for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2009 reflects the recognition of a $0.6 million charge related to provision to return adjustments as a result of filing an amended 2008 Canadian income tax return and a $0.5 million charge related to provision to return adjustments as a result of filing our 2008 U.S. income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Our Net Cash (Debt) position at September 30, 2009 and December 31, 2008 was as follows (in thousands):

	September 30, 2009	December 31, 2008
Cash	$45,761	$20,619
Current portion of long term debt	(2,525)	(10,171)
Long term debt	(31,400)	(39,400)
Net Cash (Debt)	$11,836	$(28,952)

    The conversion from a Net Debt position to a Net Cash position during the nine months ended September 30, 2009 was primarily the result of collecting accounts receivable that were outstanding as of December 31, 2008, partially offset by using cash collected to fund our operations. We have reported Net Cash (Debt) because we regularly review Net Cash (Debt) as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement.

On June 5, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $100 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $25.0 million as of June 5, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In December 2007, we entered into the first amendment to the Amended and Restated Credit agreement to increase the Revolver to provide up to $145 million. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of September 30, 2009, we had $5.6 million in letters of credit outstanding under our credit facility and $108.0 million available under the Revolver.

    The Amended Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, we are prohibited from incurring any additional indebtedness outside the existing Credit Facility, in excess of $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. We were in compliance with our bank covenants at September 30, 2009.

Outstanding borrowings under our revolving credit facility were $31.4 million and the outstanding balance on our term loan was $2.5 million as of September 30, 2009. Our credit facility is maintained by a syndicate of seven banks, and we are not aware of any insolvency issues with respect to our syndicate banks.

Our investment in working capital, excluding cash and current portion of long term debt, decreased $7.5 million to $127.4 million at September 30, 2009 from $134.9 million at December 31, 2008. The decrease during the nine months ended September 30, 2009 was primarily due to a decrease in accounts receivable, partially offset by a decrease in our accounts payable.

Following is the calculation of working capital, excluding cash and the current portion of long term debt, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Current assets	$229,211	$245,065
Current liabilities	(58,533)	(99,763)
Working capital	170,678	145,302
Less:
Cash and cash equivalents	(45,761)	(20,619)
Current portion of long term debt	2,525	10,171
Working capital, excluding cash and current portion of long term debt	$127,442	$134,854

    During the nine months ended September 30, 2009, our capital expenditures were $14.0 million compared to $57.7 million during the nine months ended September 30, 2008, primarily due to additions to our top drive rental fleet during the prior year period. We project our capital expenditures for 2009 to be approximately $15 to $20 million. The planned decrease from our 2008 capital spending levels of $79 million is directly related to our prior year’s fleet revitalization program and planned decreases during 2009 in response to market conditions.

    During the nine months ended September 30, 2009, cash provided by operating activities was $49.4 million compared to cash provided by operating activities of $39.2 million in the same period in 2008. This increase is primarily due to the changes in working capital discussed above. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

We are also monitoring the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2009 and December 31, 2008, we had no off balance sheet arrangements.

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

Impairment of Intangible and Other Long-Lived Assets and Goodwill —Long-lived assets, which include property, plant and equipment, goodwill and intangible and other assets, comprise a substantial portion of our assets. The carrying value of these assets is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This requires us to forecast future cash flows to be derived from the utilization of these assets based upon assumptions about future business conditions or technological developments. Significant, unanticipated changes in circumstances could make these assumptions invalid and require changes to the carrying value of our long-lived assets.

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

Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. We had no impairment charges on long-lived assets during the year ended December 31, 2008 or the nine months ended September 30, 2009. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level and perform our goodwill impairment test annually or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

    For purposes of our analysis, we estimate the fair value for the reporting unit based on discounted cash flows (the income approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Based on our analysis performed for the year ended December 31, 2008 and the interim analysis performed at June 30, 2009, if we were to increase the discount rate by 200 basis points while keeping all other assumptions constant, there would be no impairment in the reporting unit. We determined that no triggering event occurred during the three months ended September 30, 2009, and accordingly, did not perform an impairment analysis on its goodwill during the current period.  Inherent in our projections are key assumptions relative to how long the current downward cycle might last. Furthermore, the financial and credit market volatility directly impacts our fair value measurement through our weighted-average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long term trend. While we believe the assumptions made are reasonable and appropriate, we will continue to monitor these, and update our impairment analysis if the cycle downturn continues for longer than expected.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Income Taxes—We use the liability method which takes into account the differences between financial statement treatment and tax treatment of certain transactions, assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Unforeseen events and industry conditions may impact forecasts of future taxable income which, in turn, can affect the carrying value of the deferred tax assets and liabilities and impact our future reported earnings. The level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. A change in our forecast of future taxable income, or changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with our deferred tax assets, which could have a material effect on net income.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”) became the single source of authoritative U.S. GAAP.  The Codification did not create any new U.S. GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”) and other publications.  Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number.  Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.

In October 2009, the FASB issued updated guidance that allows for more flexibility in determining the value of separate elements in revenue arrangements with multiple deliverables.  This guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements.  All entities must adopt no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Upon adoption, entities may choose between the prospective application for transactions entered into or materially modified after the date of adoption, or the retroactive application for all revenue arrangements for all periods presented.  Disclosures will be required when changes in either those judgments or the application of this guidance significantly affect the timing or amount of revenue recognition.  We will adopt these provisions on January 1, 2011. We are currently evaluating the potential impact these standards may have on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. This update is effective for fiscal years beginning after November 15, 2009. We will adopt these provisions on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. Under this Statement, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. This Statement requires enhanced disclosures about the risks to which a transferor continues to be exposed due to its continuing involvement in transferred financial assets. This Statement also clarifies and improves certain provisions in previously issued statements that have resulted in inconsistencies in the application of the principles on which that Statement is based. These updates are effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We will adopt these provisions on January 1, 2010 and the adoption is not expected to have a material impact on the consolidated financial statements.

    In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted the new disclosure requirements in our financial statements issued for the period ended June 30, 2009 and the adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued new guidance that requires that a registrant to disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position. We adopted the updated guidance for the interim reporting period ended March 31, 2009 and the adoption did not have a material impact on our consolidated financial statements as the Statement required additional disclosures but no change in accounting policy.

In April 2008, the FASB issued an update to existing accounting standards that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the update is to improve the consistency between the useful life of a recognized intangible asset under existing accounting standards and the period of expected cash flows used to measure the fair value of the asset under accounting guidance for business combinations and other applicable accounting literature. We adopted the updated guidance on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued an update to existing accounting standards enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under previously issued standards and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of the updated guidance on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued an update to previously issued accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. We adopted the updated guidance on January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued a revision to previously issued accounting standards which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The update also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective on a prospective basis to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is prohibited. In February 2009, the FASB issued additional updates which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under the guidance. We adopted both of the updates on a prospective basis effective January 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance that affirms that the objective of fair value when the market for an asset is not active; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset in an inactive market; eliminates the proposed presumption that all transactions are distressed and requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the guidance.   The updated guidance must be applied prospectively and retrospective application is not permitted. We elected to adopt the updated guidance in the first quarter of 2009, and the adoption did not have a material impact on our consolidated financial statements.

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

As of December 31, 2007, we had entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. We subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million for the nine months ended September 30, 2008. We were not party to any derivative financial instruments as of September 30, 2009 or December 31, 2008.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to our credit facility at September 30, 2009 was approximately $29.8 million. We also have short-term debt in the form of a term loan. The fair value of our term loan debt at September 30, 2009 was approximately $2.5 million. A one percent change in interest rates would increase or decrease interest expense $0.3 million annually based on amounts outstanding at September 30, 2009.

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

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that its Casing Drive System infringes two patents held by Franks. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. During the nine months ended September 30, 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which TESCO paid $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, TESCO received from the third party a release of any royalty obligation under the license and received from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. Franks requested the court to dismiss its lawsuit with prejudice. TESCO accrued and paid this $2.2 million settlement during the nine months ended September 30, 2009.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. However, at June 30, 2006 we accrued our estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2008 and the nine months ended September 30, 2009, we accrued an additional $0.2 million and $0.1 million, respectively, of interest expense related to this claim.

In February 2009 we received notification of a regulatory review of our payroll practices in one of our North American business districts. Based on information currently available, we do not expect a material financial impact upon the conclusion of this review.

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging we failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against us pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court. No trial date has been set. The 22 plaintiffs covered under the Plan have subsequently initiated arbitration proceeding with the American Arbitration Association in Houston. . Additional plaintiffs have subsequently joined both proceedings. We intend to vigorously defend all the allegations asserted in both proceedings. The outcome and amount of any potential financial impact from the litigation and arbitration proceedings are not determinable at this time.

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

Date: November 4, 2009

TESCO CORPORATION

By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: November 4, 2009

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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