Form 10-Q/A
period 2009-03-31
TESCO CORP
filed 2010-03-05
CIK 1022705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The condensed consolidated financial statements for the three months ended March 31, 2009 and related disclosures in this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amendment”) have been restated in accordance with the changes described below.

In February 2010, we concluded that it was necessary to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Original Filing”) in order to restate our condensed consolidated financial statements for the period ended March 31, 2009 to record an additional tax benefit of $2.9 million resulting from a change in Canadian tax law. In the first quarter of 2009, Canada enacted a new tax law that allowed for the filing of Tesco’s Canadian income tax return on a U.S. dollar basis. The effect of the new tax law and Tesco’s election for adoption was required to be reflected in Tesco’s consolidated financial statements for the three months ended March 31, 2009. As such, we recorded a $1.6 million income tax benefit, which thereby increased net income, during the first quarter of 2009 to account for this change in tax law. During the preparation of the financial statements for the year ended December 31, 2009, we determined that the $1.6 million income tax benefit was calculated in error and identified an additional $2.9 million income tax benefit which should have been recorded during the first quarter of 2009. See Note 2 to the Condensed Consolidated Financial Statements included herein to additional information.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except for the changes to the condensed consolidated financial statements described above, certain clarifying disclosures and related changes to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	March 31, 2009 (Restated) Note 2	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22,290	$20,619
Accounts Receivable Trade, net	78,139	97,747
Inventories, net	105,988	95,192
Deferred Income Taxes	11,278	10,916
Prepaid and Other Current Assets	18,391	19,690

Total Current Assets	236,086	244,164
Property, Plant and Equipment, net	204,275	209,024
Goodwill	28,661	28,746
Deferred Income Taxes	14,545	10,439
Intangible and Other Assets, net	6,870	7,545

TOTAL ASSETS	$490,437	$499,918

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$7,520	$10,171
Accounts Payable	33,601	38,946
Income Taxes Payable	6,293	8,053
Deferred Revenues	11,268	16,638
Accrued and Other Current Liabilities	25,759	26,639

Total Current Liabilities	84,441	100,447
Long Term Debt	39,400	39,400
Deferred Income Taxes	7,684	8,197

Total Liabilities	131,525	148,044

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	172,150	171,384
Contributed Surplus	15,421	14,902
Retained Earnings	149,467	141,957
Accumulated Comprehensive Income	21,874	23,631

Total Shareholders’ Equity	358,912	351,874

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$490,437	$499,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended March 31,
	2009 (Restated) Note 2	2008
REVENUE
Products	$49,125	$55,106
Services	61,059	74,262

	110,184	129,368

OPERATING EXPENSES
Cost of Sales and Services
Products	35,887	36,950
Services	53,294	60,146

	89,181	97,096

Selling, General and Administrative	13,884	13,233
Research and Engineering	2,588	2,785

Total Operating Expenses	105,653	113,114

OPERATING INCOME	4,531	16,254
OTHER EXPENSE
Interest expense	497	1,196
Interest income	(19)	(135)
Foreign exchange (gains) losses	(161)	1,724
Other income	(48)	(31)

Total Other Expense	269	2,754

INCOME BEFORE INCOME TAXES	4,262	13,500
INCOME TAXES	(3,248)	2,949

NET INCOME	$7,510	$10,551

Earnings per share:
Basic	$0.20	$0.29
Diluted	$0.20	$0.28
Weighted average number of shares:
Basic	37,516,582	36,845,888
Diluted	38,347,352	37,410,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009 (Restated) Note 2	2008
OPERATING ACTIVITIES
Net Income	$7,510	$10,551
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	9,301	7,769
Stock compensation expense	1,572	1,620
Bad debt expense	657	1,767
Deferred income taxes	(5,379)	116
Amortization of financial items	174	172
Loss (gain) on sale of operating assets	764	(4,460)
Changes in components of working capital
Decrease (increase) in accounts receivable trade	18,725	(10,776)
(Increase) decrease in inventories	(11,578)	2,112
(Increase) decrease in prepaid and other current assets	(4,902)	2,619
Decrease in accounts payable	(5,607)	(12,964)
(Decrease) increase in accrued and other current liabilities	(481)	(91)
(Decrease) increase in income taxes payable	(1,238)	293
Other	9	989

Net cash provided by (used in) operating activities	9,527	(283)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,216)	(20,135)
Proceeds on sale of operating assets	55	5,614
Other	(32)	162

Net cash used in investing activities	(5,193)	(14,359)

FINANCING ACTIVITIES
Issuances of debt	10,000	13,611
Repayments of debt	(12,648)	(15,598)
Proceeds from exercise of stock options	52	576
Debt issue costs	—	(100)

Net cash used in financing activities	(2,596)	(1,511)

Effect of foreign exchange losses on cash balances	(67)	(197)

Net Increase (Decrease) in Cash and Cash Equivalents	1,671	(16,350)
Net Cash and Cash Equivalents, beginning of period	20,619	23,072

Net Cash and Cash Equivalents, end of period	$22,290	$6,722

Supplemental Cash Flow Information
Cash paid during the period for interest	$358	$771
Cash paid during the period for income taxes	$5,178	$965
Cash receipts during the period for interest	$20	$123
Cash receipts during the period for income taxes	$1,683	$—

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

At March 31, 2009 and December 31, 2008, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$32,773	$26,049
Work in progress	6,404	2,648
Finished goods	66,811	66,495

	$105,988	$95,192

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

These costs were recorded in the Company’s operating segments as follows (in thousands):

Three Months Ended March 31, 2009
Top Drive	$382
Tubular Services	183
Casing Drilling	—
Research and Engineering	142
Corporate and Other	624

Total Severance Costs	$1,331

Accrued severance costs were included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets as follows (in thousands):

Three Months Ended March 31, 2009
Balance—beginning of period	$—
Charged to expense	1,331
Payments	(655)

Balance—end of period	$676

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. The fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, the fair value of these awards was approximately $1.1 million and $0.8 million, respectively.

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General & Administrative expense in the accompanying Condensed Consolidated Statements of

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Note 2–– Restatement

In February 2009, Canada enacted a new tax law that allowed for the filing of Tesco’s Canadian income tax return on a U.S. dollar basis. The effect of the new tax law and Tesco’s election for adoption was required to be reflected in Tesco’s consolidated financial statements for the first quarter of 2009. As such, Tesco recorded a $1.6 million income tax benefit, which thereby increased net income, during the first quarter of 2009 to account for this change in tax law. The Company has determined that the $1.6 million income tax benefit was calculated in error and that an additional $2.9 million income tax benefit should have been recorded during the first quarter of 2009. In addition, $0.4 million of foreign exchange loss should not have been recorded in Tesco’s income

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

statement in the first three quarters of 2009. This error resulted from the incorrect re-measurement and translation into U.S. dollars of one of the Company’s foreign assets.

As a result of these errors, the Company has restated the condensed consolidated financial statements and filed an amended Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Additionally, the Company has identified certain immaterial errors that originated in prior periods. The Company considered the impact of the misstatements on each of the quarterly periods affected and on a cumulative basis and concluded the items were not material to its interim results for each of the quarters in 2008 or to the annual results for the year ended December 31, 2008. However, the correction of the results would have been material to the Company’s interim results for each of the quarters and the annual results in the year ended December 31, 2009. As a result of this evaluation and based on the accounting guidance, the Company has revised its financial results for the quarterly period ended March 31, 2008 and the condensed consolidated balance sheet as of December 31, 2008 to reflect the cumulative impact of this correction. The Company does not consider the aforementioned changes to the condensed consolidated financial statements as of December 31, 2008 and for the three months ended March 31, 2008 to be material.

Changes in the notes to the condensed consolidated financial statements have been made to reflect the corresponding impact of the restatement and the revision of the immaterial errors as discussed above.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the effects of the restatement and the revision of the immaterial errors on the condensed consolidated financial statements as of and for the three months ended March 31, 2009 (in thousands):

	As of March 31, 2009
	March 31, 2009 as previously reported	Adjustments		March 31, 2009 as Restated
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$22,290	$—		$22,290
Accounts Receivable Trade, net	78,139	—		78,139
Inventories, net	105,928	60	(a)	105,988
Deferred Income Taxes	11,224	54	(d)	11,278
Prepaid and Other Assets	18,391	—		18,391

Total Current Assets	235,972	114		236,086
Property, Plant and Equipment, net	204,219	56	(a)	204,275
Goodwill	28,661	—		28,661
Deferred Income Taxes	11,799	2,746	(d)	14,545
Intangible and Other Assets	6,870	—		6,870

TOTAL ASSETS	$487,521	$2,916		$490,437

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$7,520	$—		$7,520
Accounts Payable	33,601	—		33,601
Income Taxes Payable	6,620	(327	)(d)	6,293
Deferred Revenues	11,268	—		11,268
Accrued and Other Current Liabilities	24,169	1,590	(a,b,e)	25,759

Total Current Liabilities	83,178	1,263		84,441
Long Term Debt	39,400	—		39,400
Deferred Income Taxes	7,684	—		7,684

Total Liabilities	130,262	1,263		131,525

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares	172,150	—		172,150
Contributed Surplus	16,566	(1,145	)(e)	15,421
Retained Earnings	147,173	2,294		149,467
Accumulated Comprehensive Income	21,370	504	(c,d)	21,874

Total Shareholders’ Equity	357,259	1,653		358,912

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$487,521	$2,916		$490,437

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	For the Three Months Ended March 31, 2009
	March 31, 2009 as previously reported	Adjustments		March 31, 2009 as Restated
REVENUES
Products	$49,125	$—		$49,125
Services	61,059	—		61,059

	110,184	—		110,184
OPERATING EXPENSES
Cost of Sales and Services
Products	35,887	—		35,887
Services	54,111	(817	)(a)	53,294

	89,998	(817)		89,181
Selling, General and Administrative	13,608	276	(b)	13,884
Research and Engineering	2,588	—		2,588

Total Operating Expenses	106,194	(541)		105,653

OPERATING INCOME	3,990	541		4,531
OTHER EXPENSE
Interest expense	497	—		497
Interest income	(19)	—		(19)
Foreign exchange (gains) losses	(96)	(65	)(c)	(161)
Other income	(48)	—		(48)

Total Other Expense	334	(65)		269

INCOME BEFORE INCOME TAXES	3,656	606		4,262
INCOME TAX BENEFIT	(765)	(2,483	)(d)	(3,248)

NET INCOME	$4,421	$3,089		$7,510

Earnings per share:
Basic	$0.12	$0.08		$0.20
Diluted	$0.12	$0.08		$0.20
Weighted average number of shares:
Basic	37,516,582	37,516,582		37,516,582
Diluted	38,347,352	38,347,352		38,347,352

The restatement and the revision of the immaterial errors had no impact on cash provided by operating activities, cash used in investing activities or cash used in financing activities for the three months ended March 31, 2009.

(a)	The Company did not properly accrue certain costs related to litigation reserves, workers compensation, depreciation and payroll taxes for the three months ended March 31, 2009. As a result of these errors, Cost of Sales and Services was misstated. The Company recorded a decrease of $0.8 million for the three months ended March 31, 2009 with corresponding adjustments to Inventories, net, Property, Plant and Equipment, net and Accrued and Other Current Liabilities to correct this misstatement.

(b)	The Company did not properly accrue certain costs related to compensation for the three months ended March 31, 2009. As a result of this error, Selling, General & Administrative expenses were misstated. The Company recorded an increase to expense of $0.3 million for the three months ended March 31, 2009 with a corresponding adjustment to Accrued and Other Current Liabilities to correct this misstatement.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(c)	The Company did not properly record foreign exchange losses for the three months ended March 31, 2009 related to the re-measurement of certain intercompany accounts. As a result of this error, Foreign Exchange (Gains) Losses were understated by $0.1 million. The Company recorded a decrease to expense of $0.1 million with a corresponding increase to Accumulated Comprehensive Income (Loss) to correct this misstatement.

(d)	As a result of the $2.9 million tax error described above related to the Canadian tax law change and to record the tax impact of the errors described in items (a) through (c), the Company recorded an additional income tax benefit of $2.5 million for the three months ended March 31, 2009, with a corresponding adjustment to Deferred Income Taxes and Accumulated Comprehensive Income (Loss).

(e)	During 2009, it was determined that Canadian dollar-denominated stock option awards previously issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. As such, the Company recorded a $1.1 million increase in Accrued and Other Current Liabilities and a corresponding decrease in Contributed Surplus to correct this misstatement.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following tables summarize the effects of the restatement and the revision of the immaterial errors on the Condensed Consolidated Financial Statements as of December 31, 2008 and for the three months ended March 31, 2008 (in thousands):

	Balance Sheet as of December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Inventories, net	$96,013	$(821	)(e)	$95,192
Deferred Income Taxes—Current Asset	10,996	(80	)(c,e)	10,916
Prepaid and Other Assets	13,533	6,157	(d)	19,690
Property, Plant and Equipment, net	208,968	56	(e)	209,024
Deferred Income Taxes—Noncurrent Asset	9,066	1,373	(e)	10,439
Income Taxes Payable	8,297	(244	)(c)	8,053
Accrued and Other Current Liabilities	19,554	7,085	(a,b,d,e)	26,639
Contributed Surplus	15,708	(806	)(e)	14,902
Retained Earnings	142,752	(795	)(e)	141,957
Accumulated Comprehensive Income	22,186	1,445	(e)	23,631

	Statement of Income for the Three Months Ended March 31, 2008
	March 31, 2008 as previously reported	Adjustments		March 31, 2008 as revised
Cost of Sales and Services	$96,808	$288	(a)	$97,096
Selling, General and Administrative	13,352	(119	)(b)	13,233
Income Before Income Taxes	13,669	(169)		13,500
Income Tax Provision	2,994	(45	)(c)	2,949
Net Income	10,675	(124)		10,551
Earnings Per Share
Base	$0.29	—		$0.29
Diluted	$0.29	$(0.01)		$0.28

The restatement and the revision of the immaterial errors had no impact on cash provided by operating activities, cash used in investing activities or cash used in financing activities for the three months ended March 31, 2008.

(a)	The Company under accrued certain costs during the three months ended March 31, 2008 related to compensation. As a result of these errors, Cost of Sales and Services was misstated. The Company recorded an increase of $0.3 million for the three months ended March 31, 2008, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

(b)	The Company over accrued certain costs for the three months ended March 31, 2008 related to compensation. As a result of this error, Selling, General & Administrative expenses were misstated. The Company recorded a decrease to expense of $0.1 million for the three months ended March 31, 2008 with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

(c)	This adjustment reflects the tax effect of the pre-tax errors noted above, with corresponding adjustments to Income Taxes Payable and Deferred Income Taxes.

(d)	The December 31, 2008 balance for outstanding prepaid Value Added Taxes was misclassified on the balance sheet. Accordingly, the Company corrected this error in by increasing Prepaid and Other Assets by $6.2 million and increasing Accrued and Other Current Liabilities by $6.2 million.

(e)	Adjustments to the Balance Sheet as of December 31, 2008 include the cumulative impact of adjustments recorded for periods prior to January 1, 2008 and adjustments recorded for each of the quarterly periods in the year ended December 31, 2008. See the Company’s Annual Report on Form 10-K to be filed for the year ended December 31, 2009.

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

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan (the “Restated Plan”). Prior to May 2007, the Company granted stock options denominated only in Canadian dollars. Under the Restated Plan, stock options and other stock based awards may be denominated in Canadian dollars or U.S. dollars, at the Company’s discretion. Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. The fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, the fair value of these awards was approximately $1.1 million and $0.8 million, respectively.

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

Stock Options

The following summarizes option activity for the options issued in Canadian dollars during the three months ended March 31, 2009 and 2008:

	2009			2008
	No. of options	Weighted- average exercise price		No. of options	Weighted- average exercise price
Outstanding—beginning of period	831,954	C$	20.69	1,593,962	C$	18.62
Granted	—	C$	—	46,300	C$	24.44
Exercised	—	C$	—	(36,085)	C$	15.50
Cancelled	(2,881)	C$	24.52	(70,404)	C$	22.40

Outstanding—end of period	829,073	C$	20.67	1,533,733	C$	18.70

Exercisable—end of period	604,911	C$	19.49	928,601	C$	15.30

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following summarizes option activity for the options issued in U.S. dollars during the three months ended March 31, 2009 and 2008:

	2009		2008
	No. of options	Weighted- average exercise price	No. of options	Weighted- average exercise price
Outstanding—beginning of period	647,100	$13.15	—	$—
Granted	7,500	$7.15	134,800	$25.43
Exercised	—	$—	—	$—
Cancelled	(4,100)	$15.36	(10,100)	$25.38

Outstanding—end of period	650,500	$13.06	124,700	$25.44

Exercisable—end of period	36,074	$25.38	—	$—

The assumptions used in the Black-Scholes option pricing model during the three months ended March 31, 2009 and 2008 were:

	U.S. Dollar Options Three Months Ended March 31,		Canadian Dollar Options Three Months Ended March 31,
Assumptions	2009	2008	2009	2008
Weighted average risk-free interest rate	2.02%	2.83%	n/a	3.50%
Expected dividend	$-0-	$-0-	n/a	$-0-
Expected option life (years)	4.5	4.5	n/a	4.5
Weighted average expected volatility	64%	50%	n/a	51%
Weighted average expected forfeiture rate	25%	11%	n/a	11%

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Note 5—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$7,510	$10,551
Foreign currency translation adjustment	(1,757)	(2,794)

Total comprehensive income	$5,753	$7,757

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

The Company’s income tax provision for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Current	$1,731	$4,255
Deferred	(4,979)	(1,306)

Income tax (benefit) provision	$(3,248)	$2,949

The Company’s effective tax rate for the three months ended March 31, 2009 was a benefit of 76% compared to a provision of 22% for the same period in 2008. During the first quarter of 2009, Canadian tax law changed which allows the company to elect to file its Canadian tax return in U.S. dollars beginning with the tax year ended December 31, 2008. The impact of this tax change was recognized in the first quarter of 2009. The effect was a one-time tax benefit of approximately $4.5 million to increase the Company’s deferred tax assets. Excluding this one-time tax benefit, the Company’s effective tax rate for the three months ended March 31, 2009 was 29%.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In February 2009, the Company received notification of a regulatory review of its payroll practices in one of its North American business districts. The outcome of this review and any potential financial impact are uncertain at this time. During the year ended December 31, 2008, the Company recorded a reserve of $0.8 million in regard to this matter.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Significant financial information relating to these segments is as follows (in thousands):

	Three Months ended March 31, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$68,126	$37,002	$5,056	$—	$—	$110,184
Depreciation and amortization	1,980	5,419	1,191	12	699	9,301
Operating income (loss)	17,256	2,221	(1,361)	(2,588)	(10,997)	4,531

Other expense						269

Income before income taxes						$4,262

	Three Months ended March 31, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$81,177	$41,825	$6,366	$—	$—	$129,368
Depreciation and amortization	1,954	4,498	779	43	495	7,769
Operating income (loss)	23,467	6,018	(2,580)	(2,785)	(7,866)	16,254

Other expense						2,754

Income before income taxes						$13,500

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

RESTATEMENT

As discussed in Note 2 to the condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” above, we have restated the condensed consolidated financial statements for the quarterly period ended March 31, 2009. Additionally, we have revised our financial results for the quarterly period ended March 31, 2008 and the condensed consolidated balance sheet as of December 31, 2008 to reflect certain immaterial adjustments. Changes in this management discussion and analysis have been made to reflect the corresponding impact of the restatement and the immaterial adjustments.

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

	Three Months Ended March 31,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$28,736		$38,479		(25)
-After-market support(1)	15,809		15,028		5
-Rental operations	23,581		27,670		(15)

Total Top Drive	68,126	62	81,177	63	(16)
Tubular Services(2)
-Conventional	9,597		23,566		(59)
-Proprietary(1)	27,405		18,259		50

Total Tubular Services	37,002	34	41,825	32	(12)
CASING DRILLING	5,056	4	6,366	5	(21)

Total Revenues	$110,184	100	$129,368	100	(15)

OPERATING INCOME
Top Drive	$17,256	25	$23,467	29	(26)
Tubular Services	2,221	6	6,018	14	(63)
CASING DRILLING	(1,361)	(27)	(2,580)	(41)	47
Research and Engineering	(2,588)	n/a	(2,785)	n/a	7
Corporate and Other	(10,997)	n/a	(7,866)	n/a	(40)

Total Operating Income	$4,531	4	$16,254	13	(72)

NET INCOME	$7,510	7	$10,551	8	(29)

(1)	At the end of 2008, we identified sales of certain accessories that were previously included as part of our Top Drive after-market support activities. However, since these accessories are directly related to our proprietary and patented Tubular Services technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues and operating income of approximately $0.5 million and $0.3 million, respectively, related to these sales from Top Drive after-market support to proprietary Tubular Services to conform to our current year presentation.

(2)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $6.4 million and prior year operating losses of approximately $2.6 million from the former Casing Services segment to the CASING DRILLING segment to conform to the current year presentation.

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

Operating Income for the three months ended March 31, 2009 was $4.5 million, compared to $16.3 million in the three months ended March 31, 2008, a decrease of $11.7 million, or 72%. This decrease is primarily due to lower revenues in all of our segments due to decreased drilling activity in North America and $2.2 million in expenses for a litigation settlement and $1.3 million in severance costs.

Net Income for the three months ended March 31, 2009 was $7.5 million, compared to $10.6 million in the same period in 2008, a decrease of $3.1 million or 29%. This decrease is due primarily to decreased operating income as discussed above, which was partially offset by a $0.7 million decrease in interest expense and a $1.9 million improvement in foreign exchange (gains) losses, as discussed below. Our effective tax rate for the three months ended March 31, 2009 was 76% compared to 22% for the same period in 2008. During the first quarter of 2009, Canadian tax law changed which resulted in a one-time tax benefit of approximately $4.5 million to increase the Company’s deferred tax assets. Excluding this one-time tax benefit, our effective tax rate for the three months ended March 31, 2009 was 29%.

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

Operating Income—Top Drive operating income for the three months ended March 31, 2009 decreased $6.2 million to $17.3 million compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the shift in the type of Top Drives sold during the current period, as discussed above, combined with decreased profits from the sales of smaller Top Drive units or Top Drives without power units. Top Drive operating income was also unfavorably affected by a decrease in the number of used Top Drive units sold during the three months ended March 31, 2009. We sold one used unit during the current period, compared to six used units last year. The used Top Drive units sold typically are our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales. In addition, we recorded severance costs of $0.4 million.

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

Operating Income—Tubular Services’ operating income for the three months ended March 31, 2009 decreased $3.8 million to $2.2 million compared to $6.0 million for the same period in 2008, primarily due to the decrease in revenues described above and $0.2 million in severance costs during the current quarter. In response to the steep decline in industry conditions, we are aggressively managing our business to control our costs. Accordingly, during the current period we initiated steps toward strategically aligning certain locations, particularly in North America.

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

Corporate and Other Expenses

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended March 31, 2009 increased $3.1 million to a $11.0 million loss, compared to a loss of $7.9 million for the same period in 2008. This increase is primarily due to a $2.2 million legal settlement, a $0.3 million increase in salaries and $0.6 million in severance costs, partially offset by decreased legal and audit fees and other corporate expenses from the same period in 2008.

Net Income

Net income for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009		2008
		% of revenue		% of revenue
Operating Income	$4,531	4	$16,254	13
Interest expense	497	—	1,196	1
Interest income	(19)	—	(135)	—
Foreign exchange (gains) losses	(161)	—	1,724	2
Other income	(48)	—	(31)	—
Income taxes	(3,248)	3	2,949	2

Net Income	$7,510	7	$10,551	8

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

Foreign Exchange (Gains) Losses—Foreign exchange (gains) losses increased to a gain of $0.2 million from a loss of $1.7 million primarily due to the comparative weakening of the Canadian dollar between the periods and a $1.6 million loss on settling and marking to market certain foreign currency contracts during the three months ended March 31, 2008. During the year ended December 31, 2007, we entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During the three months ended March 31, 2008, we terminated these bi-weekly foreign currency forward contracts and replaced them with 14 foreign monthly currency forward contracts. We recognized a loss of $0.6 million related to the termination of the bi-weekly foreign currency forward contracts and recognized an unrealized loss of $1.0 million on 13 of the new monthly foreign currency forward contracts. During the three months ended March 31, 2008, one of our new foreign currency forward contracts settled, and the net loss on this foreign currency exchange contract was immaterial. We were not party to foreign currency forward contracts during the three months ended March 31, 2009.

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

Our effective tax rate for the three months ended March 31, 2009 was 76% compared to 22% for the same period in 2008. During the first quarter of 2009, Canadian tax law changed which allows the company to elect to file its Canadian tax return in U.S. dollars beginning with the tax year ended December 31, 2008. The impact of this tax change was recognized in the first quarter of 2009. The effect was a one-time tax benefit of approximately $4.5 million to increase the Company’s deferred tax assets. Excluding this one-time tax benefit, our effective tax rate for the three months ended March 31, 2009 was 29%.

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

Operating Income for the three months ended March 31, 2009 was $4.5 million, compared to $17.1 million in the three months ended December 31, 2008, a decrease of $12.9 million or 75%. This decrease is primarily due to a $7.3 million decrease in the Top Drive segment and a $3.2 million decrease in operating income in the Tubular Services segment, offset by a $2.0 million improvement in operating losses in the CASING DRILLING segment. The decrease in Top Drive operating income was primarily due to a lower number of Top Drive units sold in the current quarter as discussed above. The decrease in Tubular Services operating income was primarily due to the decline in conventional work described above, particularly in North America. The increase in CASING DRILLING operating income was primarily due to decreased overhead and management expenses during the three months ended March 31, 2009.

Net Income for the three months ended March 31, 2009 was $7.5 million, compared to $9.8 million in the three months ended December 31, 2008, a decrease of $2.3 million or 23%. This decrease is due primarily to decreased operating income as discussed above, offset by a decrease in our income tax expense from a provision of 42% in the fourth quarter of 2008 to a benefit of 76% during the first quarter of 2009. Due to a change in Canadian tax law, as discussed above, the effect was a one-time tax benefit of approximately $4.5 million to increase our deferred tax assets. Excluding this one-time tax benefit, the Company’s effective tax rate for the three months ended March 31, 2009 was 29%.

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

Our investment in working capital, excluding cash and current portion of long term debt, increased $3.2 million to $136.9 million at March 31, 2009 from $133.3 million at December 31, 2008. The increase during the three months ended March 31, 2009 was primarily attributable to an increase in inventory, partially offset by reductions in our accounts receivable and deferred revenues.

Following is the calculation of working capital, excluding cash and the current portion of long term debt, as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Current assets	$236,086	$244,164
Current liabilities	(84,441)	(100,447)

Working capital	151,645	143,717
Less:
Cash and cash equivalents	(22,290)	(20,619)
Current portion of long term debt	7,520	10,171

Working capital, excluding cash and current portion of long term debt	$136,875	$133,269

During the three months ended March 31, 2009, our capital expenditures were $5.2 million compared to $20.1 million during the three months ended March 31, 2008, primarily due to additions to our Top Drive rental fleet during the prior year period. We project our capital expenditures for 2009 to be approximately $20 to $30 million. The planned decrease from our 2008 capital spending levels of $79 million is directly related to our prior year’s fleet revitalization program and planned decreases during 2009 in response to market conditions.

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

Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. We had no impairment charges on long-lived assets during the year ended December 31, 2008 or the three months ended March 31, 2009. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level and perform our goodwill impairment test annually or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of our analysis, we estimate the fair value for the reporting unit based on discounted cash flows (the income approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Based on our analysis performed for the year ended December 31, 2008, if we were to increase the discount rate by 200 basis points while keeping all other assumptions constant, there would be no impairment in the reporting unit. Inherent in our projections are key assumptions relative to how long the current downward cycle might last. Furthermore, the financial and credit market volatility directly impacts our fair value measurement through our weighted-average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long term trend. While we believe the assumptions made are reasonable and appropriate, we will continue to monitor these, and update our impairment analysis if the cycle downturn continues for longer than expected.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 was filed on May 11, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. Subsequent to that evaluation, as a result of the restatement described in Note 2 to the condensed consolidated financial statements contained herein, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because of the material weakness described below. Notwithstanding the material weakness described below, management, based upon the additional work performed during the restatement process, has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the restatement described in Note 2 to the condensed consolidated financial statements, we reevaluated our internal control over financial reporting and have identified the following material weakness:

We did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of March 31, 2009. Specifically, an effective control was not in place to ensure that the accounting impacts resulting from a change in tax law were completely and accurately recorded on a timely basis related to the adoption of a new tax law in Canada during the first quarter of 2009. Additionally, this control was not sufficiently designed to ensure that deferred taxes denominated in a currency other than the functional currency were appropriately calculated and re-measured on a timely basis. This control deficiency resulted in misstatements of the deferred tax asset, income tax provision, foreign exchange gains and losses and cumulative translation adjustment accounts and the related financial statement disclosures. This control deficiency also resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2009. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described under the paragraph entitled Material Weakness in Internal Control Over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S PLAN FOR REMEDIATION

Subsequent to December 31, 2009, our management has taken immediate action to begin remediating the material weakness identified by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes. Specifically, we plan to establish and design controls to identify and properly account for significant changes or events impacting the Company’s tax accounts, such as significant changes to the tax laws including the following:

•

In addition to its performance on an annual basis, the Company will prepare a tax basis balance sheet and related reconciliation upon the occurrence of significant changes or events impacting the Company’s tax accounts, such as significant changes in tax laws, during the quarter in which such events occur.

•	Increasing the use of expert outside service providers to review the tax implications of such events when determined to be necessary

•	Automation through the general ledger system of the re-measurement of the Company’s Canadian deferred tax accounts denominated in a currency other than the function currency.

We believe the remediation measures described above will remediate the material weakness identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address the material weakness or determine to modify certain of the remediation procedures described above. Our management, with the oversight of our audit committee, will continue to take steps to remedy the known material weakness as expeditiously as possible and enhance the overall design and capability of our control environment.

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

In February 2009, we received notification of a regulatory review of its payroll practices in one of our North American business districts. The outcome of this review and any potential financial impact are uncertain at this time. During the year ended December 31, 2008, we recorded a reserve of $0.8 million in regard to this matter.

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

Date: March 5, 2010

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