Form 10-Q/A
period 2009-06-30
TESCO CORP
filed 2010-03-05
CIK 1022705

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

Explanatory Note

The condensed consolidated financial statements for the three and six months ended June 30, 2009 and related disclosures in this Amendment No.1 to Quarterly Report on Form 10-Q (this “Amendment”) have been restated in accordance with the changes described below.

In February 2010, we concluded that it was necessary to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Original Filing”) in order to restate our financial statements for the period ended June 30, 2009 to record an additional tax benefit of $2.9 million resulting from a change in Canadian tax law. In the first quarter of 2009, Canada enacted a new tax law that allowed for the filing of Tesco’s Canadian income tax return on a U.S. dollar basis. The effect of the new tax law and Tesco’s election for adoption was required to be reflected in Tesco’s consolidated financial statements for the three months ended March 31, 2009. As such, we recorded a $1.6 million income tax benefit, which thereby increased net income, during the first quarter of 2009 to account for this change in tax law. During the preparation of the financial statements for the year ended December 31, 2009, we determined that the $1.6 million income tax benefit was calculated in error and identified an additional $2.9 million income tax benefit which should have been recorded during the first quarter of 2009. See Note 2 to the Condensed Consolidated Financial Statements included herein for additional information.

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)

	June 30, 2009 (Restated) Note 2	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$20,412	$20,619
Accounts Receivable Trade, net	62,749	97,747
Inventories, net	97,968	95,192
Deferred Income Taxes	12,280	10,916
Prepaid and Other Current Assets	19,035	19,690

Total Current Assets	212,444	244,164
Property, Plant and Equipment, net	201,266	209,024
Goodwill	28,973	28,746
Deferred Income Taxes	16,376	10,439
Intangible and Other Assets, net	6,452	7,545

TOTAL ASSETS	$465,511	$499,918

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$5,022	$10,171
Accounts Payable	19,087	38,946
Income Taxes Payable	—	8,053
Deferred Revenues	7,981	16,638
Accrued and Other Current Liabilities	24,178	26,639

Total Current Liabilities	56,268	100,447
Long Term Debt	39,400	39,400
Deferred Income Taxes	7,353	8,197

Total Liabilities	103,021	148,044

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	173,515	171,384
Contributed Surplus	15,223	14,902
Retained Earnings	145,273	141,957
Accumulated Comprehensive Income	28,479	23,631

Total Shareholders’ Equity	362,490	351,874

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$465,511	$499,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(in thousands, except per share and share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 (Restated) Note 2	2008	2009 (Restated) Note 2	2008
REVENUE
Products	$42,704	$54,495	$91,829	$109,601
Services	45,723	71,662	106,782	145,924

	88,427	126,157	198,611	255,525
OPERATING EXPENSES
Cost of Sales and Services
Products	32,506	34,260	68,393	71,210
Services	48,664	61,170	101,958	121,316

	81,170	95,430	170,351	192,526
Selling, General and Administrative	13,214	11,261	27,098	24,494
Research and Engineering	1,845	2,794	4,433	5,579

Total Operating Expenses	96,229	109,485	201,882	222,599

OPERATING (LOSS) INCOME	(7,802)	16,672	(3,271)	32,926
OTHER EXPENSE (INCOME)
Interest expense	457	1,258	954	2,454
Interest income	(30)	(126)	(49)	(261)
Foreign exchange losses (gains)	639	(1,399)	478	325
Other expense	192	77	144	46

Total Other Expense (Income)	1,258	(190)	1,527	2,564

(LOSS) INCOME BEFORE INCOME TAXES	(9,060)	16,862	(4,798)	30,362
INCOME TAX PROVISION (BENEFIT)	(4,866)	4,416	(8,114)	7,365

NET (LOSS) INCOME	$(4,194)	$12,446	$3,316	$22,997

(Loss) Earnings per share:
Basic	$(0.11)	$0.34	$0.09	$0.62
Diluted	$(0.11)	$0.33	$0.09	$0.61
Weighted average number of shares:
Basic	37,565,006	37,057,557	37,540,794	36,951,722
Diluted	37,565,006	37,723,930	38,330,560	37,586,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009 (Restated) Note 2	2008
OPERATING ACTIVITIES
Net Income	$3,316	$22,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,345	16,039
Stock compensation expense	2,759	3,234
Deferred income taxes	(8,557)	1,676
Amortization of financial items	348	346
Loss (gain) on sale of operating assets	1,370	(9,959)
Impairment of assets held for sale	1,792	—
Changes in components of working capital
Decrease (increase) in accounts receivable trade	35,292	(14,028)
Decrease in inventories	213	5,591
Increase in prepaid and other current assets	(2,712)	(7,115)
Decrease in accounts payable	(19,870)	(10,348)
Decrease (increase) in accrued and other current liabilities	(7,468)	7,394
Increase (decrease) in income taxes payable	(8,075)	(48)
Other, net	3	(843)

Net cash provided by operating activities	16,756	14,936

INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,849)	(43,135)
Proceeds on sale of operating assets	1,004	12,147
Other, net	(217)	82

Net cash used in investing activities	(12,062)	(30,906)

FINANCING ACTIVITIES
Issuances of debt	10,000	51,865
Repayments of debt	(15,146)	(55,380)
Proceeds from exercise of stock options	98	8,179
Debt issue costs	—	(100)
Excess tax benefit associated with equity based compensation	—	1,036

Net cash (used in) provided by financing activities	(5,048)	5,600

Effect of foreign exchange losses on cash balances	147	(123)

Net Decrease in Cash and Cash Equivalents	(207)	(10,493)
Net Cash and Cash Equivalents, beginning of period	20,619	23,072

Net Cash and Cash Equivalents, end of period	$20,412	$12,579

Supplemental Cash Flow Information
Cash paid during the period for interest	$600	$2,479
Cash paid during the period for income taxes	$9,950	$5,308
Cash receipts during the period for interest	$52	$249
Cash receipts during the period for income taxes	$1,683	—

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

At June 30, 2009 and December 31, 2008, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$32,539	$26,049
Work in progress	2,482	2,648
Finished goods	62,947	66,485

	$97,968	$95,192

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification in accordance with SFAS No. 123(R) due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, the fair value of these awards was approximately $1.0 million and $0.8 million, respectively.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Note 2––Restatement

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

statement in the first three quarters of 2009. This error resulted from the incorrect re-measurement and translation into U.S. dollars of one of the Company’s foreign assets.

As a result of these errors, the Company has restated the condensed consolidated financial statements and filed amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.

Additionally, the Company has identified certain immaterial errors that originated in prior periods. The Company considered the impact of the misstatements on each of the quarterly periods affected and on a cumulative basis and concluded the items were not material to its interim results for each of the quarters in 2008 or to the annual results for the year ended December 31, 2008. However, the correction of the results would have been material to the Company’s interim results for each of the quarters and the annual results in the year ended December 31, 2009. As a result of this evaluation and based on the accounting guidance, the Company has revised its financial results for the three and six months ended June 30, 2008 and the condensed consolidated balance sheet as of December 31, 2008 to reflect the cumulative impact of this correction. The Company does not consider the aforementioned changes to the condensed consolidated financial statements as of December 31, 2008 and for the three and six months ended June 30, 2008 to be material.

Changes in the notes to the condensed consolidated financial statements have been made to reflect the corresponding impact of the restatement and the revision of the immaterial errors as discussed above.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the effects of the restatement and the revision of the immaterial errors on the condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2009 (in thousands):

	As of June 30, 2009
	June 30, 2009 as previously reported	Adjustments		June 30, 2009 as restated
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$20,412	$—		$20,412
Accounts Receivable Trade, net	62,749	—		62,749
Inventories, net	97,968	—		97,968
Deferred Income Taxes	17,063	(4,783	)(d)	12,280
Prepaid and Other Assets	18,490	545	(d)	19,035

Total Current Assets	216,682	(4,238)		212,444
Property, Plant and Equipment, net	201,490	(224	)(a)	201,266
Goodwill	28,973	—		28,973
Deferred Income Taxes	13,391	2,985	(d)	16,376
Intangible and Other Assets	6,452	—		6,452

TOTAL ASSETS	$466,988	$(1,477)		$465,511

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$5,022	$—		$5,022
Accounts Payable	19,087	—		19,087
Income Taxes Payable	4,616	(4,616	)(d)	—
Deferred Revenues	7,981	—		7,981
Accrued and Other Current Liabilities	23,489	689	(a, b)	24,178

Total Current Liabilities	60,195	(3,927)		56,268
Long Term Debt	39,400	—		39,400
Deferred Income Taxes	7,353	—		7,353

Total Liabilities	106,948	(3,927)		103,021

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares	173,515	—		173,515
Contributed Surplus	15,223	—		15,223
Retained Earnings	143,572	1,701		145,273
Accumulated Comprehensive Income	27,730	749	(c, d)	28,479

Total Shareholders’ Equity	360,040	2,450		362,490

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$466,988	$(1,477)		$465,511

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

	For the Three Months Ended June 30, 2009
	June 30, 2009 as previously reported	Adjustments		June 30, 2009 as Restated
REVENUES
Products	$42,704	$—		$42,704
Services	45,723	—		45,723

	88,427	—		88,427
OPERATING EXPENSES
Cost of Sales and Services
Products	32,506	—		32,506
Services	48,080	584	(a)	48,664

	80,586	584		81,170
Selling, General and Administrative	13,214	—		13,214
Research and Engineering	1,845	—		1,845

Total Operating Expenses	95,645	584		96,229

OPERATING (LOSS) INCOME	(7,218)	(584)		(7,802)
OTHER EXPENSE
Interest expense	457	—		457
Interest income	(30)	—		(30)
Foreign exchange (gains) losses	394	245	(c)	639
Other income	192	—		192

Total Other Expense	1,013	245		1,258

(LOSS) INCOME BEFORE INCOME TAXES	(8,231)	(829)		(9,060)
INCOME TAX (BENEFIT) PROVISION	(4,630)	(236	)(d)	(4,866)

NET (LOSS) INCOME	$(3,601)	$(593)		$(4,194)

(Loss) Earnings per share:
Basic	$(0.10)	$(0.01)		$(0.11)
Diluted	$(0.10)	$(0.01)		$(0.11)
Weighted average number of shares:
Basic	37,565,006	37,565,006		37,565,006
Diluted	37,565,006	37,565,006		37,565,006

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

	For the Six Months Ended June 30, 2009
	June 30, 2009 as previously reported	Adjustments		June 30, 2009 as Restated
REVENUES
Products	$91,829	$—		$91,829
Services	106,782	—		106,782

	198,611	—		198,611
OPERATING EXPENSES
Cost of Sales and Services
Products	68,393	—		68,393
Services	102,191	(233	)(a)	101,958

	170,584	(233)		170,351
Selling, General and Administrative	26,822	276	(b)	27,098
Research and Engineering	4,433	—		4,433

Total Operating Expenses	201,839	43		201,882

OPERATING (LOSS) INCOME	(3,228)	(43)		(3,271)
OTHER EXPENSE
Interest expense	954	—		954
Interest income	(49)	—		(49)
Foreign exchange (gains) losses	298	180	(c)	478
Other income	144	—		144

Total Other Expense	1,347	180		1,527

(LOSS) INCOME BEFORE INCOME TAXES	(4,575)	(223)		(4,798)
INCOME TAX BENEFIT	(5,395)	(2,719	)(d)	(8,114)

NET INCOME	$820	$2,496		$3,316

Earnings per share:
Basic	$0.02	$0.07		$0.09
Diluted	$0.02	$0.07		$0.09
Weighted average number of shares:
Basic	37,540,794	37,565,006		37,540,794
Diluted	38,330,560	37,565,006		38,330,560

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

	For the Six Months Ended June 30, 2009
	June 30, 2009 as previously reported	Adjustments		June 30, 2009 as restated
Net cash provided by operating activities	$17,036	$(280	)(a)	$16,756
Net cash used in investing activities	(12,342)	280	(a)	(12,062)
Net cash (used in) provided by financing activities	(5,048)	—		(5,048)

(a)	The Company did not properly accrue certain costs related to litigation reserves, workers compensation, payroll taxes and capital expenditures for the three and six months ended June 30, 2009. As a result of these errors, Cost of Sales and Services was misstated. The Company recorded an increase of $0.6 million and a decrease of $0.2 million for the three and six months ended June 30, 2009, respectively, with corresponding adjustments to Property, Plant and Equipment, net and Accrued and Other Current Liabilities to correct this misstatement.
(b)	The Company under accrued certain costs related to compensation for the six months ended June 30, 2009. As a result of this error, Selling, General & Administrative expenses were misstated. The Company recorded an increase to expense of $0.3 million for the six months ended June 30, 2009 with a corresponding adjustment to Accrued and Other Current Liabilities to correct this misstatement.
(c)	The Company did not properly record foreign exchange losses for the three and six months ended June 30, 2009 related to the re-measurement of certain intercompany accounts. As a result of this error, Foreign Exchange (Gains) Losses were misstated. The Company recorded an increase to expense of $0.2 million for both the three and six months ended June 30, 2009 with a corresponding adjustment to Accumulated Comprehensive Income (Loss) to correct this misstatement.
(d)	As a result of the restatement of the $2.9 million tax error described above related to the Canadian tax law change and the tax impact of the immaterial errors, the Company recorded an additional income tax benefit of $0.2 million and $2.7 million for the three and six months ended June 30, 2009, respectively, with a corresponding adjustment to Income Taxes Payable, Deferred Income Taxes and Accumulated Comprehensive Income. In addition, the Company recorded certain reclassification adjustments with no impact to income.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

The following tables summarize the effects of the restatement and the revision of the immaterial errors on the Consolidated Financial Statements as of December 31, 2008 and for the three and six months ended June 30, 2008 (in thousands):

	Balance Sheet as of December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Inventories, net	$96,013	$(821	)(d)	$95,192
Deferred Income Taxes—Current Asset	10,996	(80	)(c, d)	10,916
Property, Plant and Equipment, net	208,968	56	(d)	209,024
Deferred Income Taxes—Noncurrent Asset	9,066	1,373	(d)	10,439
Income Taxes Payable	8,297	(244	)(c)	8,053
Accrued and Other Current Liabilities	25,711	928	(a, b, d)	26,639
Contributed Surplus	15,708	(806	)(d)	14,902
Retained Earnings	142,752	(795	)(d)	141,957
Accumulated Comprehensive Income	22,186	1,445	(d)	23,631

	Statement of Income for the Three Months Ended June 30, 2008
	June 30, 2008 as previously reported	Adjustments		June 30, 2008 as revised
Cost of Sales and Services	$95,395	$35	(a)	$95,430
Selling, General and Administrative	10,974	287	(b)	11,261
Income Before Income Taxes	17,184	(322)		16,862
Income Tax Provision	4,502	(86	)(c)	4,416
Net Income	12,682	(236)		12,446
Earnings per Share
Base	$0.34	$—		$0.34
Diluted	$0.34	$(0.01)		$0.33

	Statement of Income for the Six Months Ended June 30, 2008
	June 30, 2008 as previously reported	Adjustments		June 30, 2008 as revised
Cost of Sales and Services	$192,203	$323	(a)	$192,526
Selling, General and Administrative	24,325	169	(b)	24,494
Income Before Income Taxes	30,853	(491)		30,362
Income Tax Provision	7,496	(131	)(c)	7,365
Net Income	23,357	(360)		22,997
Earnings per Share
Base	$0.63	$(0.01)		$0.62
Diluted	$0.62	$(0.01)		$0.61

The restatement and the revision of the immaterial errors had no impact on cash provided by operating activities, cash used in investing activities or cash used in financing activities for the six months ended June 30, 2008.

(a)

The Company did not properly accrue certain costs for the three and six months ended June 30, 2008 related to compensation. As a result of these errors, Cost of Sales and Services was misstated. The Company recorded an increase of $0.3 million for the six months ended June 30, 2008, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(b)	The Company did not properly accrue certain costs for the three and six months ended June 30, 2008 related to compensation. As a result of this error, Selling, General & Administrative expenses were misstated. The Company recorded an increase to expense of $0.3 million and $0.2 million for the three and six months ended June 30, 2008, respectively, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.
(c)	This adjustment reflects the tax effect of the pre-tax errors noted above, with corresponding adjustments to Income Taxes Payable and Deferred Income Taxes.
(d)	Adjustments to the Balance Sheet as of December 31, 2008 include the cumulative impact of adjustments recorded for periods prior to January 1, 2008 and adjustments recorded for each of the quarterly periods in the year ended December 31, 2008. See the company’s Annual Report on Form 10-K to be filed for the year ended December 31, 2009.

Note 3—Long Term Debt

Long term debt consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Secured Revolver, maturity date of June 5, 2012, 1.35% and 1.99% interest rate at June 30, 2009 and December 31, 2008, respectively	$39,400	$39,400
Secured Term Loan, maturity date of October 31, 2009, 1.31% and 4.44% interest rate at June 30, 2009 and December 31, 2008, respectively	5,022	10,018
Other	—	153

Total Debt	44,422	49,571
Less—Current Portion of Long Term Debt	(5,022)	(10,171)

Non-Current Portion of Long Term Debt	$39,400	$39,400

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

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan (the “Restated Plan”). Prior to May 2007, the Company granted stock options denominated only in Canadian dollars. Under the Restated Plan, stock options and other stock based awards may be denominated in Canadian dollars or U.S. dollars, at the Company’s discretion. Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification in accordance with SFAS No. 123(R) due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompany Condensed Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008 the fair value of these awards was approximately $1.0 million and $0.8 million, respectively. No payments were made for stock-based awards classified as liabilities during the three and six months ended June 30, 2009.

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

The following summarizes restricted stock activity during the six months ended June 30, 2009:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	625,200	$12.22	119,407	C$	33.10
Granted	14,000	$9.11	—	C$	—
Vested	(38,144)	$21.89	(37,945)	C$	33.13
Cancelled	(46,235)	$4.71	(4,335)	C$	32.76

Outstanding—end of period	554,821	$12.10	77,127	C$	33.10

The following summarizes restricted stock activity during the six months ended June 30, 2008:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	—	$—	141,100	C$	36.15
Granted	127,600	$26.83	35,600	C$	24.67
Vested	—	$—	(29,560)	C$	36.63
Cancelled	(16,600)	$25.12	(14,200)	C$	34.63

Outstanding—end of period	111,000	$27.09	132,940	C$	33.07

The weighted average expected forfeiture rate is 14% for RSUs and 5% for PSUs.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Note 5—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (Loss) Income	$(4,194)	$12,446	$3,316	$22,997
Foreign currency translation adjustment, net of income taxes	6,605	1,005	4,848	(1,789)

Total Comprehensive Income	$2,411	$13,451	$8,164	$21,208

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

The Company’s income tax provision for the three and six month periods ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current	$(1,689)	$2,684	$42	$6,939
Deferred	(3,177)	1,732	(8,156)	426

Income tax provision	$(4,866)	$4,416	$(8,114)	$7,365

The Company’s effective tax rate for the three and six months ended June 30, 2009 was 54% and 169% respectively, compared to 26% and 24%, respectively, for the same periods in 2008. The effective tax rate for the six months ended June 30, 2009 reflects the recognition of a $0.7 million tax benefit related to provision to return adjustments as a result of filing the Company’s Canadian income tax returns in June 2009, a $4.5 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.3 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.4 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the six months ended June 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction and $0.6 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In February 2009, the Company received notification of a regulatory review of its payroll practices in one of its North American business districts. Based on information currently available, the Company does not expect a material financial impact upon the conclusion of this review. Accordingly, during the six months ended June 30, 2009, the Company has reversed substantially all of the reserve previously recorded for this matter.

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging the Company failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against Company pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court. No trial date has been set. The twenty-two plaintiffs covered under the Plan have subsequently initiated arbitration proceeding with the American Arbitration Association in Houston. TESCO intends to vigorously defend all the allegations asserted in both proceedings. The outcome and amount of any potential financial impact from the litigation and arbitration proceedings are not determinable at this time; however, during the six months ended June 30, 2009, the Company recorded a reserve in regard to these matters.

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

Significant financial information relating to these segments is as follows (in thousands):

	Three Months ended June 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$57,800	$27,923	$2,704	$—	$—	$88,427
Depreciation and amortization	1,789	5,234	1,185	12	824	9,044
Operating income (loss)	9,863	(1,730)	(4,865)	(1,845)	(9,225)	(7,802)

Other expense						1,258

Loss before income taxes						$(9,060)

	Three Months ended June 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$79,536	$38,831	$7,790	$—	$—	$126,157
Depreciation and amortization	1,943	4,661	1,017	22	627	8,270
Operating income (loss)	26,519	3,546	(3,549)	(2,794)	(7,050)	16,672

Other income						(190)

Income before income taxes						$16,862

	Six Months ended June 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$125,926	$64,925	$7,760	$—	$—	$198,611
Depreciation and amortization	3,769	10,653	2,376	24	1,523	18,345
Operating income (loss)	27,119	491	(6,226)	(4,433)	(20,222)	(3,271)

Other expense						1,527

Loss before income taxes						$(4,798)

	Six Months ended June 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$160,714	$80,655	$14,156	$—	$—	$255,525
Depreciation and amortization	3,897	9,159	1,796	65	1,122	16,039
Operating income (loss)	49,986	9,564	(6,129)	(5,579)	(14,916)	32,926

Other expense						2,564

Income before income taxes						$30,362

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

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

RESTATEMENT

As discussed in Note 2 to the condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” above, we have restated the condensed consolidated financial statements for the quarterly period ended June 30, 2009. Additionally, we have revised our financial results for the quarterly period ended June 30, 2008 and the condensed consolidated balance sheet as of December 31, 2008 to reflect certain immaterial adjustments. Changes in this management discussion and analysis have been made to reflect the corresponding impact of the restatement and the immaterial adjustments.

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

	Three Months Ended June 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$27,824		$36,600		(24)
-After-market support(1)	11,902		16,125		(26)
-Rental services	18,074		26,811		(33)

Total Top Drive	57,800	65	79,536	63	(27)
Tubular Services(2)
-Conventional	4,498		20,134		(78)
-Proprietary(1)	23,425		18,697		25

Total Tubular Services	27,923	32	38,831	31	(28)
CASING DRILLING	2,704	3	7,790	6	(65)

Total Revenues	$88,427	100	$126,157	100	(30)

OPERATING (LOSS) INCOME
Top Drive	$9,863	17	$26,519	33	(63)
Tubular Services	(1,730)	(6)	3,546	9	(149)
CASING DRILLING	(4,865)	(180)	(3,549)	(46)	(37)
Research and Engineering	(1,845)	n/a	(2,794)	n/a	34
Corporate and Other	(9,225)	n/a	(7,050)	n/a	(31)

Total Operating (Loss) Income	$(7,802)	(9)	$16,672	13	(147)

NET (LOSS) INCOME	$(4,194)	(9)	$12,446	10	(134)

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

Operating (Loss) Income for the three months ended June 30, 2009 was a loss of $7.8 million, compared to income of $16.7 million in the three months ended June 30, 2008, a decrease of $24.5 million, or 147%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to severe pricing pressures associated with the current economic environment, a $1.8 million impairment of fixed assets held for sale, $1.6 million in increased legal fees associated with ongoing litigation, $1.6 million in severance costs and a $0.5 million loss recognized on the sale of operating assets, as discussed further below.

Net (Loss) Income for the three months ended June 30, 2009 was a loss of $4.2 million, compared to income of $12.4 million in the same period in 2008, a decrease of $16.6 million, or 134%. This decrease is primarily due to decreased operating income as discussed above and a $2.0 million decrease in foreign exchange losses (gains), partially offset by a $0.8 million decrease in interest expense and a $9.3 million decrease in income tax expense, as discussed below.

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

Operating Income—Top Drive operating income for the three months ended June 30, 2009 decreased $16.7 million to $9.9 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the decrease in the number of used top drives sold during the current period, as discussed above. We sold one used unit during the current period, compared to six used units last year. The used top drive units sold typically are our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales. In addition, operating margins were negatively impacted by pricing pressures on our rental services and after-market sales and services businesses, as described above. In response to industry conditions, we reduced our number of top drive personnel and recorded severance costs of $0.5 million in the top drive segment during the three months ended June 30, 2009.

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

Corporate and Other Expenses

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating loss for the three months ended June 30, 2009 increased $2.2 million to $9.2 million, compared to $7.0 million for the same period in 2008. This increase is primarily due a $1.6 million increase in legal fees associated with ongoing litigation and

$0.6 million in severance costs incurred during the three months ended June 30, 2009, partially offset by decreased employee benefit costs and other corporate expenses from the same period in 2008.

Net (Loss) Income

Net (loss) income for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,
	2009		2008
		% of revenue		% of revenue
Operating (Loss) Income	$(7,802)	(9)	$16,672	13
Interest expense	457	1	1,258	1
Interest income	(30)	—	(126)	—
Foreign exchange losses (gains)	639	1	(1,399)	(1)
Other expense	192	—	77	—
Income taxes	(4,866)	(6)	4,416	3

Net (Loss) Income	$(4,194)	(5)	$12,446	10

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

Foreign Exchange Losses (Gains)—Foreign exchange losses (gains) decreased to a loss of $0.6 million during the three months ended June 30, 2009 from a gain of $1.4 million during the same period in 2008, primarily due to the comparative strengthening of the Canadian dollar between the periods and a $0.8 million gain on settling and marking to market certain foreign currency contracts during the three months ended June 30, 2008. During the three months ended June 30, 2008, we settled one and terminated 12 monthly currency forward contracts, recognizing a gain for the period of $0.8 million. We were not party to foreign currency forward contracts during the three months ended June 30, 2009.

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

Our effective tax rate for the three months ended June 30, 2009 was 54% compared to 26% for the same period in 2008. The effective tax rate for the three months ended June 30, 2009 reflects the recognition of a $0.7 million tax benefit related to provision to return adjustments as a result of filing our Canadian income tax returns in June 2009 and cumulative net tax benefits of $1.8 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the three months ended June 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction and $0.5 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

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

	Six Months Ended June 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$56,560		$75,079		(25)
-After-market support(1)	27,711		31,154		(11)
-Rental services	41,655		54,481		(24)

Total Top Drive	125,926	63	160,714	63	(22)
Tubular Services(2)
-Conventional	14,095		43,700		(68)
-Proprietary(1)	50,830		36,955		38

Total Tubular Services	64,925	33	80,655	32	(20)
CASING DRILLING	7,760	4	14,156	5	(45)

Total Revenues	$198,611	100	$255,525	100	(22)

OPERATING (LOSS) INCOME
Top Drive	$27,119	22	$49,986	31	(46)
Tubular Services	491	1	9,564	12	(95)
CASING DRILLING	(6,226)	(80)	(6,129)	(43)	(2)
Research and Engineering	(4,433)	n/a	(5,579)	n/a	21
Corporate and Other	(20,222)	n/a	(14,916)	n/a	(36)

Total Operating (Loss) Income	$(3,271)	(2)	$32,926	13	(110)

NET INCOME	$3,316	2	$22,997	9	(86)

(1)	At the end of 2008, we identified sales of certain accessories that were previously included as part of our top drive after-market support activities. However, since these accessories are directly related to our proprietary and patented Tubular Services technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues and operating income of approximately $1.0 million and $0.7 million, respectively, related to these sales from top drive after-market support to proprietary Tubular Services to conform to our current year presentation.
(2)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $14.2 million and prior year operating losses of approximately $6.1 million from the former Casing Services segment to the CASING DRILLING segment to conform to the current year presentation.

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

Operating (Loss) Income for the six months ended June 30, 2009 was a loss of $3.3 million, compared to income of $32.9 million in the six months ended June 30, 2008, a decrease of $36.2 million, or 110%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to severe pricing pressures associated with the current economic environment, $2.2 million in expenses for a litigation settlement, increased legal fees of $2.3 million associated with ongoing litigation, a $1.8 million impairment of fixed assets held for sale, a $0.5 million loss recognized on the sale of operating assets, $2.9 million in severance costs and $0.4 million in reserves recorded related to a regulatory review of certain payroll practices and a related legal claim in North America, partially offset by a $2.3 million decrease in bonus accruals recorded during the current year’s period.

Net Income for the six months ended June 30, 2009 was $3.3 million, compared to income of $23.0 million in the same period in 2008, a decrease of $19.7 million or 86%. This decrease is due primarily to decreased operating income as discussed above, partially offset by a $15.5 million decrease in our provision for income taxes and a $1.5 million decrease in interest expense, as discussed below.

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

Operating Income—Top Drive operating income for the six months ended June 30, 2009 decreased $22.9 million to $27.1 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the shift in the type of top drives sold during the current period, as discussed above, combined with decreased profits from the sales of smaller top drive units or top drives without power units. Top drive operating income was also unfavorably affected by a decrease in the number of used top drive units sold during the six months ended June 30, 2009. We sold two used units during the current period, compared to 12 used units last year. The used units sold are typically our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales. In addition, operating margins were negatively impacted by pricing pressures on our rental services and after-market sales and services businesses, as described above. We also recorded a reserve of $0.4 million during the six months ended June 30, 2009 in connection with a legal claim in North America and severance costs of $0.9 million.

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

Operating Income—Tubular Services’ operating income for the six months ended June 30, 2009 decreased $9.1 million to $0.5 million compared to $9.6 million for the same period in 2008, primarily due to the decrease in revenues described above, a $1.8 million impairment of fixed assets held for sale and $0.4 million in severance costs recorded during the current period. During the six months ended June 30, 2009, we made the decision to sell certain Tubular Services operating assets located in North America within the next 12 months for an amount expected to be less than the current carrying amount. As a result, we recorded a pre-tax impairment loss of approximately $1.8 million to write down the fixed assets to their estimated realizable value of $0.2 million during the six months ended June 30, 2009.

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

Corporate and Other Expenses

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating loss for the six months ended June 30, 2009 increased $5.3 million to $20.2 million, compared to $14.9 million for the same period in 2008. This increase is primarily due to a $2.2 million legal settlement, a $2.3 million increase in legal expenses related to ongoing litigation and $1.2 million in severance costs, partially offset by decreased audit fees and other corporate expenses from the same period in 2008.

Net (Loss) Income

Net (loss) income for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Six Months Ended June 30,
	2009		2008
		% of revenue		% of revenue
Operating (Loss) Income	$(3,271)	(2)	$32,926	13
Interest expense	954	—	2,454	1
Interest income	(49)	—	(261)	—
Foreign exchange losses	478	—	325	—
Other expense	144	—	46	—
Income taxes	(8,114)	4	7,365	3

Net Income	$3,316	2	$22,997	9

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

Our effective tax rate for the six months ended June 30, 2009 was 169% compared to 24% for the same period in 2008. The effective tax rate for the six months ended June 30, 2009 reflects the recognition of a $0.7 million tax benefit related to provision to return adjustments as a result of filing our Canadian income tax returns in June 2009, a $4.5 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.3 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.4 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the six months ended June 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction and $0.6 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

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

Operating (Loss) Income for the three months ended June 30, 2009 was a loss of $7.8 million, compared to income of $4.5 million in the three months ended March 31, 2009, a decrease of $12.3 million. This decrease is primarily due to a $7.4 million decrease in the Top Drive segment, a $4.0 million decrease in operating income in the Tubular Services segment and a $3.5 million decrease in the CASING DRILLING segment. The decrease in Top Drive operating income was primarily due to pricing pressures on our rental services and after-market sales and services businesses, as described above. The decrease in Tubular Services operating income was primarily due to the decline in revenues and a $1.8 million impairment of fixed assets held for sale described above. The decrease in CASING DRILLING operating income was primarily due to decreased revenues as described above, a loss on the sale of operating assets in the amount of $0.5 million and a $0.6 million provision for bad debts recorded during the three months ended June 30, 2009.

Net (Loss) Income for the three months ended June 30, 2009 was a loss of $4.2 million, compared to income of $7.5 million in the three months ended March 31, 2009, a decrease of $11.7 million. This decrease is due primarily to decreased operating income as discussed above, partially offset by a $1.6 million decrease in our provision for income taxes during the three months ended June 30, 2009.

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

Our investment in working capital, excluding cash and current portion of long term debt, increased $7.5 million to $140.8 million at June 30, 2009 from $133.3 million at December 31, 2008. The increase during the six months ended June 30, 2009 was primarily due to a decrease in accounts receivable, partially offset by a decrease in our accounts payable.

Following is the calculation of working capital, excluding cash and the current portion of long term debt, as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Current assets	$212,444	$244,164
Current liabilities	(56,268)	(100,447)

Working capital	156,176	143,717
Less:
Cash and cash equivalents	(20,412)	(20,619)
Current portion of long term debt	5,022	10,171

Working capital, excluding cash and current portion of long term debt	$140,786	$133,269

During the six months ended June 30, 2009, our capital expenditures were $12.8 million compared to $43.1 million during the six months ended June 30, 2008, primarily due to additions to our top drive rental fleet during the prior year period. We project our capital expenditures for 2009 to be approximately $15 to $20 million. The planned decrease from our 2008 capital spending levels of $79 million is directly related to our prior year’s fleet revitalization program and planned decreases during 2009 in response to market conditions.

During the six months ended June 30, 2009, cash provided by operating activities was $16.8 million compared to cash provided by operating activities of $14.9 million in the same period in 2008. This is primarily due to decreased earnings in the six months ended June 30, 2009, offset by a year-over-year increase in our investment in working capital. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 was filed on August 7, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. Subsequent to that evaluation, as a result of the restatement described in Note 2 to the condensed consolidated financial statements contained herein, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of the material weakness described below. Notwithstanding the material weakness described below, management, based upon the additional work performed during the restatement process, has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

We did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of June 30, 2009. Specifically, an effective control was not in place to ensure that the accounting impacts resulting from a change in tax law were completely and accurately recorded on a timely basis related to the adoption of a new tax law in Canada during the first quarter of 2009. Additionally, this control was not sufficiently designed to ensure that deferred taxes denominated in a currency other than the functional currency were appropriately calculated and re-measured on a timely basis. This control deficiency resulted in misstatements of the deferred tax asset, income tax provision, foreign exchange gains and losses and cumulative translation adjustment accounts and the related financial statement disclosures. This control deficiency also resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2009. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described under the paragraph entitled Material Weakness in Internal Control over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

•	Increasing the use of expert outside services providers to review the tax implications of such events when determined to be necessary.

•	Automation through the general ledger system of the re-measurement of the Company’s Canadian and other international deferred tax accounts denominated in a currency other than the function currency.

We believe the remediation measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address the material weakness or determine to modify certain of the remediation procedures described above. Our management, with the oversight of our audit committee, will continue to take steps to remedy the known material weakness as expeditiously as possible and enhance the overall design and capability of our control environment.

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

In February 2009 we received notification of a regulatory review of our payroll practices in one of our North American business districts. Based on information currently available, we do not expect a material financial impact upon the conclusion of this review. Accordingly, during the six months ended June 30, 2009, we reversed substantially all of the reserve previously recorded for this matter.

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging we failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against us pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court. No trial date has been set. The twenty-two plaintiffs covered under the Plan have subsequently initiated arbitration proceeding with the American Arbitration Association in Houston. We intend to vigorously defend all the allegations asserted in both proceedings. The outcome and amount of any potential financial impact from the litigation and arbitration proceedings are not determinable at this time; however, during the six months ended June 30, 2009, we recorded a reserve in regard to these matters.

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

	Number of Shares					Total
	For	Against	Withheld	Abstentions	Non-Votes
Fred J. Dyment	33,045,263	0	1,122,725	0	1	34,167,989
	96.71%	0.00%	3.29%

Gary L. Kott	33,034,028	0	1,133,960	0	1	34,167,989
	96.68%	0.00%	3.32%

R. Vance Milligan, Q.C.	29,902,359	0	4,265,629	0	1	34,167,989
	87.52%	0.00%	12.48%

Julio M. Quintana	33,061,298	0	1,106,690	0	1	34,167,989
	96.76%	0.00%	3.24%

Norman W. Robertson	33,057,580	0	1,110,408	0	1	34,167,989
	96.75%	0.00%	3.25%

Michael W. Sutherlin	33,056,298	0	1,111,690	0	1	34,167,989
	96.75%	0.00%	3.25%

Clifton T. Weatherford	32,190,229	0	1,977,759	0	1	34,167,989
	94.21%	0.00%	5.79%

Appointment of PricewaterhouseCoopers LLP	34,126,084	0	41,904	0	1	34,167,989
	99.88%	0.00%	0.12%

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.3 to Tesco Corporation’s Registration Statement on Form S-8 filed with the SEC on November 13, 2008)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.2*	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.3*	Form of Amendment to PSU Award (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4	Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing. (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference to the indicated filing

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
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: March 5, 2010

INDEX TO EXHIBITS

TO

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2009

Exhibit No.	Description
3.1*	Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.3 to Tesco Corporation’s Registration Statement on Form S-8 filed with the SEC on November 13, 2008)

4.2*	Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.2*	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.3*	Form of Amendment to PSU Award (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.4*	Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing. (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference to the indicated filing