Form 10-Q/A
period 2009-09-30
TESCO CORP
filed 2010-03-05
CIK 1022705

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

Explanatory Note

The condensed consolidated financial statements for the three and nine months ended September 30, 2009 and related disclosures in this Amendment No.1 to Quarterly Report on Form 10-Q (this "Amendment") have been restated in accordance with the changes described below.

In February 2010, we concluded that it was necessary to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the "Original Filing") in order to restate our condensed consolidated financial statements for the period ended September 30, 2009 to record an additional tax benefit of $2.9 million resulting from a change in Canadian tax law. In the first quarter of 2009, Canada enacted a new tax law that allowed for the filing of Tesco’s Canadian income tax return on a U.S. dollar basis. The effect of the new tax law and Tesco’s election for adoption was required to be reflected in Tesco's consolidated financial statements for the three months ended March 31, 2009.  As such, we recorded a $1.6 million income tax benefit, which thereby increased net income, during the first quarter of 2009 to account for this change in tax law. During the preparation of the financial statements for the year ended December 31, 2009, we determined that the $1.6 million income tax benefit was calculated in error and identified an additional $2.9 million income tax benefit which should have been recorded during the first quarter of 2009. See Note 2 to the Condensed Consolidated Financial Statements included herein for additional information.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except for the changes to the condensed consolidated financial statements described above, certain clarifying disclosures, and related changes to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing, have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2009 (Restated) Note 2	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$45,761	$20,619
Accounts Receivable Trade, net	48,725	97,747
Inventories, net	97,716	95,192
Deferred Income Taxes	8,230	10,916
Prepaid and Other Current Assets	27,397	19,690
Total Current Assets	227,829	244,164
Property, Plant and Equipment, net	193,287	209,024
Goodwill	29,240	28,746
Deferred Income Taxes	15,856	10,439
Intangible and Other Assets, net	5,818	7,545
TOTAL ASSETS	$472,030	$499,918
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$2,525	$10,171
Accounts Payable	21,581	38,946
Income Taxes Payable	––	8,053
Deferred Revenues	6,744	16,638
Accrued and Other Current Liabilities	25,660	26,639
Total Current Liabilities	56,510	100,447
Long Term Debt	31,400	39,400
Deferred Income Taxes	14,929	8,197
Total Liabilities	102,839	148,044
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	174,345	171,384
Contributed Surplus	15,272	14,902
Retained Earnings	145,668	141,957
Accumulated Comprehensive Income	33,906	23,631
Total Shareholders’ Equity	369,191	351,874
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$472,030	$499,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share and share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 (Restated) Note 2	2008	2009 (Restated) Note 2	2008
REVENUE
Products	$25,186	$65,448	$117,015	$175,049
Services	47,423	74,573	154,205	220,497
	72,609	140,021	271,220	395,546
OPERATING EXPENSES
Cost of Sales and Services
Products	18,319	39,069	86,712	110,279
Services	43,012	60,181	144,970	181,497
	61,331	99,250	231,682	291,776
Selling, General and Administrative	6,811	13,372	33,909	37,866
Research and Engineering	2,092	2,561	6,525	8,140
Total Operating Expenses	70,234	115,183	272,116	337,782
OPERATING INCOME (LOSS)	2,375	24,838	(896)	57,764
OTHER EXPENSE
Interest expense	497	1,098	1,451	3,552
Interest income	(847)	(45)	(896)	(306)
Foreign exchange losses	1,002	422	1,480	747
Other (income) expense	(1)	(99)	143	(53)
Total Other Expense	651	1,376	2,178	3,940
INCOME (LOSS) BEFORE INCOME TAXES	1,724	23,462	(3,074)	53,824
INCOME TAX PROVISION (BENEFIT)	1,329	6,293	(6,785)	13,658
NET INCOME	$395	$17,169	$3,711	$40,166
Earnings per share:
Basic	$0.01	$0.46	$0.10	$1.08
Diluted	$0.01	$0.45	$0.10	$1.06
Weighted average number of shares:
Basic	37,620,269	37,473,597	37,567,286	37,125,680
Diluted	38,206,640	38,024,147	38,289,253	37,733,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009 (Restated) Note 2	2008
OPERATING ACTIVITIES
Net Income	$3,711	$40,166
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,199	24,476
Stock compensation expense	3,048	5,425
Deferred income taxes	3,950	1,366
Amortization of financial items	521	520
Gain on sale of operating assets	(931)	(15,687)
Impairment of assets held for sale	1,792	––
Changes in components of working capital
Decrease (increase) in accounts receivable trade	49,513	(13,354)
Decrease (increase) in inventories	3,216	(4,639)
Increase in prepaid and other current assets	(3,594)	(5,151)
Decrease in accounts payable	(16,888)	(11,888)
(Decrease) increase in accrued and other current liabilities	(6,601)	13,861
(Decrease) increase in income taxes payable	(15,829)	5,495
Other, net	(6)	(1,427)
Net cash provided by operating activities	49,101	39,163
INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,701)	(57,713)
Proceeds on sale of operating assets	4,795	19,783
Other, net	(194)	221
Net cash used in investing activities	(9,100)	(37,709)
FINANCING ACTIVITIES
Issuances of debt	10,000	51,773
Repayments of debt	(25,643)	(78,468)
Proceeds from exercise of stock options	492	9,153
Debt issue costs	—	(100)
Excess tax benefit associated with equity based compensation	—	1,036
Net cash used in financing activities	(15,151)	(16,606)
Effect of foreign exchange losses on cash balances	292	5
Net Increase (Decrease) in Cash and Cash Equivalents	25,142	(15,147)
Net Cash and Cash Equivalents, beginning of period	20,619	23,072
Net Cash and Cash Equivalents, end of period	$45,761	$7,925

Supplemental Cash Flow Information
Cash paid during the period for interest	$877	$3,372
Cash paid during the period for income taxes	$11,589	$6,649
Cash receipts during the period for interest	$901	$295
Cash receipts during the period for income taxes	$6,752	$391

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

At September 30, 2009 and December 31, 2008, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$37,450	$26,049
Work in progress	2,835	2,648
Finished goods	57,431	66,495
	$97,716	$95,192

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

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales and services	$8,506	$8,182	$26,146	$23,618
Selling, general and administrative expense	308	236	989	774
Research and engineering	40	19	64	84
	$8,854	$8,437	$27,199	$24,476

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Top Drive	$171	$1,059
Tubular Services	50	398
Casing Drilling	18	157
Research and Engineering	91	417
Corporate and Other	—	1,193
Total Severance Costs	$330	$3,224

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet. At September 30, 2009 and December 31, 2008, the fair value of these awards was approximately $0.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of Sales and Services	$168	$306	$627	$1,230
Selling, General and Administrative Expense	78	1,780	2,207	3,813
Research and Engineering	43	105	214	382
	$289	$2,191	$3,048	$5,425

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

Note 2—Restatement

    In February 2009, Canada enacted a new tax law that allowed for the filing of Tesco’s Canadian income tax return on a U.S. dollar basis. The effect of the new tax law and Tesco’s election for adoption was required to be reflected in Tesco's consolidated financial statements for the first quarter of 2009.  As such, Tesco recorded a $1.6 million income tax benefit, which thereby increased net income, during the first quarter of 2009 to account for this change in tax law. The Company has determined that the $1.6 million income tax benefit was calculated in error and that an additional $2.9 million income tax benefit should have been recorded during the first quarter of 2009. In addition, $0.4 million of foreign exchange loss should not have been recorded in Tesco’s income statement in the first three quarters of 2009.  This error resulted from the incorrect re-measurement and translation into U.S. dollars of one of the Company’s foreign assets.

    As a result of these errors, the Company has restated the condensed consolidated financial statements and filed amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

    Additionally, the Company has identified certain immaterial errors that originated in prior periods.  The company considered the impact of the misstatements on each of the quarterly periods affected and on a cumulative basis and concluded the items were not material to its interim results for each of the quarters in 2008 or to the annual results for the year ended December 31, 2008.  However, the correction of the results would have been material to the Company’s interim results for each of the quarters and the annual results in the year ended December 31, 2009.  As a result of this evaluation, the Company has revised its financial results for the three and nine months ended September 30, 2008 and the condensed consolidated balance sheet as of December 31, 2008 to reflect the cumulative impact of this correction. The Company does not consider the aforementioned changes to the condensed consolidated financial statements as of December 31, 2008 and for the three months and nine months ended September 30, 2008 to be material.

    Changes in the notes to the condensed consolidated financial statements have been made to reflect the corresponding impact of the restatement and the revision of the immaterial errors as discussed above.

    The following table summarizes the effects of the restatement and the revision of the immaterial errors on the condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2009 (in thousands):

	As of September 30, 2009
	September 30, 2009 as previously reported	Adjustments		September 30, 2009 as restated
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$45,761	$-		$45,761
Accounts Receivable Trade, net	48,725	-		48,725
Inventories, net	97,716	-		97,716
Deferred Income Taxes	17,512	(9,282)	(d)	8,230
Prepaid and Other Assets	19,497	7,900	(d)	27,397
Total Current Assets	229,211	(1,382)		227,829
Property, Plant and Equipment, net	193,287	-		193,287
Goodwill	29,240	-		29,240
Deferred Income Taxes	13,190	2,666	(d)	15,856
Intangible and Other Assets	5,818	-		5,818
TOTAL ASSETS	$470,746	$1,284		$472,030

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$2,525	$-		$2,525
Accounts Payable	21,581	-		21,581
Income Taxes Payable	2,254	(2,254)	(d)	-
Deferred Revenues	6,744	-		6,744
Accrued and Other Current Liabilities	25,429	231	(a,b)	25,660
Total Current Liabilities	58,533	(2,023)		56,510
Long Term Debt	31,400	-		31,400
Deferred Income Taxes	14,929	-		14,929
Total Liabilities	104,862	(2,023)		102,839

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Shares	174,345	-		174,345
Contributed Surplus	15,272	-		15,272
Retained Earnings	143,304	2,364		145,668
Accumulated Comprehensive Income	32,963	943	(c,d)	33,906
Total Shareholders’ Equity	365,884	3,307		369,191

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$470,746	$1,284		$472,030

	For the Three Months Ended September 30, 2009
	September 30, 2009 as previously reported	Adjustments		September 30, 2009 as Restated

REVENUES
Products	$25,186	$-		$25,186
Services	47,423	-		47,423
	72,609	-		72,609
OPERATING EXPENSES
Cost of Sales and Services
Products	18,319	-		18,319
Services	43,695	(683)	(a)	43,012
	62,014	(683)		61,331
Selling, General and Administrative	6,811	-		6,811
Research and Engineering	2,092	-		2,092
Total Operating Expenses	70,917	(683)		70,234
OPERATING INCOME	1,692	683		2,375
OTHER EXPENSE
Interest expense	497	-		497
Interest income	(847)	-		(847)
Foreign exchange (gains) losses	808	194	(c)	1,002
Other income	(1)	-		(1)
Total Other Expense	457	194		651
(LOSS) INCOME BEFORE INCOME TAXES	1,235	489		1,724
INCOME TAX PROVISION	1,503	(174)	(d)	1,329
NET (LOSS) INCOME	$(268)	$663		$395

(Loss) Earnings per share:
Basic	$(0.01)	$0.02		$0.01
Diluted	$(0.01)	$0.02		$0.01
Weighted average number of shares:
Basic	37,620,269	37,620,269		37,620,269
Diluted	37,620,269	37,620,269		38,206,640

	For the Nine Months Ended September 30, 2009
	September 30, 2009 as previously reported	Adjustments		September 30, 2009 as Restated

REVENUES
Products	$117,015	$-		$117,015
Services	154,205	-		154,205
	271,220	-		271,220
OPERATING EXPENSES
Cost of Sales and Services
Products	86,712	-		86,712
Services	145,886	(916)	(a)	144,970
	232,598	(916)		231,682
Selling, General and Administrative	33,633	276	(b)	33,909
Research and Engineering	6,525	-		6,525
Total Operating Expenses	272,756	(640)		272,116
OPERATING LOSS	(1,536)	640		(896)
OTHER EXPENSE
Interest expense	1,451	-		1,451
Interest income	(896)	-		(896)
Foreign exchange losses	1,106	374	(c)	1,480
Other income	143	-		143
Total Other Expense	1,804	374		2,178
LOSS BEFORE INCOME TAXES	(3,340)	266		(3,074)
INCOME TAX PROVISION (BENEFIT)	(3,892)	(2,893)	(d)	(6,785)
NET INCOME	$552	$3,159		$3,711

Earnings per share:
Basic	$0.01	$0.09		$0.10
Diluted	$0.01	$0.09		$0.10
Weighted average number of shares:
Basic	37,567,286	37,567,286		37,567,286
Diluted	38,289,253	38,289,253		38,289,253

	For the Nine Months Ended September 30, 2009
	September 30, 2009 as previously reported	Adjustments		September 30, 2009 as restated

Net cash provided by operating activities	$49,381	$(280)	(a)	$49,101
Net cash used in investing activities	(9,380)	280	(a)	(9,100)
Net cash (used in) provided by financing activities	(15,151)	-		(15,151)

(a)
The Company over accrued certain costs related to litigation reserves, workers compensation, payroll taxes and capital expenditures for the three and nine months ended September 30, 2009. As a result of these errors, Cost of Sales and Services was misstated.  The Company recorded a decrease of $0.7 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

(b)
The Company under accrued certain costs related to compensation for the nine months ended September 30, 2009.  As a result of this error, Selling, General & Administrative expenses were misstated.  The Company recorded an increase to expense of $0.3 million for the nine months ended September 30, 2009 with a corresponding adjustment to Accrued and Other Current Liabilities to correct this misstatement.

(c)
The Company did not properly record foreign exchange losses for the three and nine months ended September 30, 2009 related to the re-measurement of certain intercompany accounts.  As a result of this error, Foreign Exchange (Gains) Losses were misstated.  The Company recorded an increase to expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2009, respectively,  with a corresponding adjustment to Accumulated Comprehensive Income to correct this misstatement.

(d)
As a result of the restatement of the $2.9 million tax error described above related to the Canadian tax law change and the tax impact of the immaterial errors, the Company recorded an additional income tax benefit of $0.2 million and $2.9 million for the three and nine months ended September 30, 2009, respectively, with a corresponding adjustment to Income Taxes Payable, Deferred Income Taxes and Accumulated Comprehensive Income. In addition, the Company recorded certain reclassification adjustments with no impact to income.

The following tables summarize the effects of the corrected misstatements on the condensed consolidated financial statements as of December 31, 2008 and for the three and nine months ended September 30, 2008 (in thousands):

	Balance Sheet as of December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Inventories, net	$96,013	$(821)	(d)	$95,192
Deferred Income Taxes – Current Asset	10,996	(80)	(c,d)	10,916
Property, Plant and Equipment, net	208,968	56	(d)	209,024
Deferred Income Taxes – Noncurrent Asset	9,066	1,373	(d)	10,439
Income Taxes Payable	8,297	(244)	(c)	8,053
Accrued and Other Current Liabilities	25,711	928	(a,b,d)	26,639
Contributed Surplus	15,708	(806)	(d)	14,902
Retained Earnings	142,752	(795)	(d)	141,957
Accumulated Comprehensive Income	22,186	1,445	(d)	23,631

	Statement of Income for the Three Months Ended September 30, 2008
	September 30, 2008 as previously reported	Adjustments		September 30, 2008 as revised
Cost of Sales and Services	$99,510	$(260)	(a)	$99,250
Selling, General and Administrative	12,550	822	(b)	13,372
Income Before Income Taxes	24,024	(562)		23,462
Income Tax Provision	6,443	(150)	(c)	6,293
Net Income	17,581	(412)		17,169
Earnings per share:
Basic	$0.47	$(0.01)		$0.46
Diluted	$0.46	$(0.01)		$0.45

	Statement of Income for the Nine Months Ended September 30, 2008
	September 30, 2008 as previously reported	Adjustments		September 30, 2008 as revised
Cost of Sales and Services	$291,713	$63	(a)	$291,776
Selling, General and Administrative	36,875	991	(b)	37,866
Income Before Income Taxes	54,877	(1,053)		53,824
Income Tax Provision	13,939	(281)	(c)	13,658
Net Income	40,938	(772)		40,166
Earnings per share
Basic	$1.10	$(0.02)		$1.08
Diluted	$1.08	$(0.02)		$1.06

The restatement and the revision of the immaterial errors had no impact on cash provided by operating activities, cash used in investing activities or cash used in financing activities for the nine months ended September 30, 2008.

(a)
The Company did not properly accrue certain costs for the three and nine months ended September 30, 2008 related to compensation. As a result of these errors, Cost of Sales and Services was misstated. The Company recorded a decrease of $0.3 million and an increase of $0.1 million for the three and nine months ended September 30, 2008, respectively, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

(b)
The Company under accrued certain costs for the three and nine months ended September 30, 2008 related to compensation. As a result of this error, Selling, General & Administrative expenses were misstated. The Company recorded an increase to expense of $0.8 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

(c)	This adjustment reflects the tax effect of the pre-tax errors noted above, with corresponding adjustments to Income Taxes Payable and Deferred Income Taxes.
(d)
Adjustments to the Balance Sheet as of December 31, 2008 include the cumulative impact of adjustments recorded for periods prior to January 1, 2008 and adjustments recorded for each of the quarterly periods in the year ended December 31, 2008.  See the company’s Annual Report on Form 10-K to be filed for the year ended December 31, 2009 for additional information.

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet. At September 30, 2009 and December 31, 2008, the fair value of these awards was approximately $0.8 million. No payments were made for stock-based awards classified as liabilities during the three and nine months ended September 30, 2009.

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

Note 5—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$395	$17,169	$3,711	$40,166
Foreign currency translation adjustment, net of income taxes	5,427	(2,260)	10,275	(4,049)
Total Comprehensive Income	$5,822	$14,909	$13,986	$36,117

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

The Company’s income tax provision for the three and nine month periods ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current	$(10,777)	$5,353	$(10,735)	$12,292
Deferred	12,106	940	3,950	1,366
Income tax provision	$1,329	$6,293	$(6,785)	$13,658

The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 77% and 221% respectively, compared to 27% and 25%, respectively, for the same periods in 2008. The effective tax rate for the three months ended September 30, 2009 reflects a $1.1 million charge related to tax provision to return adjustments as a result of filing an amended 2008 tax return in Canada and the Company's 2008 U.S. income tax returns. The effective tax rate for the nine months ended September 30, 2009 reflects the recognition of a $4.5 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.4 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.5 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the nine months ended September 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction, a $0.5 million charge related to provision to return adjustments as a result of filing the Company’s U.S. income tax returns in September 2009 and $0.5 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

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

Significant financial information relating to these segments is as follows (in thousands):

	Three Months Ended September 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$45,192	$24,285	$3,132	$—	$—	$72,609
Depreciation and amortization	1,674	4,992	1,115	40	1,033	8,854
Operating income (loss)	14,053	(1,440)	(3,072)	(2,092)	(5,074)	2,375
Other expense						651
Income before income taxes						$1,724

	Three Months Ended September 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$90,700	$42,784	$6,537	$—	$—	$140,021
Depreciation and amortization	2,239	4,472	1,150	19	557	8,437
Operating income (loss)	32,188	7,558	(3,055)	(2,560)	(9,293)	24,838
Other expense						1,376
Income before income taxes						$23,462

	Nine Months Ended September 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$171,118	$89,210	$10,892	$—	$—	$271,220
Depreciation and amortization	5,443	15,645	3,491	64	2,556	27,199
Operating income (loss)	41,172	(949)	(9,298)	(6,525)	(25,296)	(896)
Other expense						2,178
Loss before income taxes						$(3,074)

	Nine Months Ended September 30, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$251,414	$123,439	$20,693	$—	$—	$395,546
Depreciation and amortization	6,136	13,624	2,953	84	1,679	24,476
Operating income (loss)	82,174	17,122	(9,184)	(8,139)	(24,209)	57,764
Other expense						3,940
Income before income taxes						$53,824

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

RESTATEMENT

As discussed in Note 2 to the condensed consolidated financial statements included in Item 1, “Financial Statements (Unaudited),” above, we have restated the condensed consolidated financial statements for the quarterly period ended September 30, 2009. Additionally, we have revised our financial results for the quarterly period ended September 30, 2008 and the condensed consolidated balance sheet as of December 31, 2008 to reflect the impact of certain immaterial adjustments. Changes in this management discussion and analysis have been made to reflect the corresponding impact of the restatement and the immaterial adjustments.

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

	Three Months Ended September 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$14,343		$45,958		(69)
-Rental services	20,005		27,720		(28)
-After-market sales and service(1)	10,844		17,022		(36)
Total Top Drive	45,192	62	90,700	65	(50)
Tubular Services(2)
-Conventional	4,052		18,882		(79)
-Proprietary(1)	20,233		23,902		(15)
Total Tubular Services	24,285	34	42,784	31	(43)
CASING DRILLING	3,132	4	6,537	4	(52)
Total Revenues	$72,609	100	$140,021	100	(48)

OPERATING INCOME
Top Drive	$14,053	31	$32,188	35	(56)
Tubular Services	(1,440)	(6)	7,558	18	(119)
CASING DRILLING	(3,072)	(98)	(3,055)	(47)	1
Research and Engineering	(2,092)	n/a	(2,560)	n/a	18
Corporate and Other	(5,074)	n/a	(9,293)	n/a	45
Total Operating Income	$2,375	3	$24,838	18	(90)

NET (LOSS) INCOME	$395	1	$17,169	12	(98)

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

Operating Income for the three months ended September 30, 2009 was $2.4 million, compared to $24.8 million in the three months ended September 30, 2008, a decrease of $22.4 million, or 90%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to ongoing pricing pressures associated with depressed drilling activity and $0.3 million in severance costs, partially offset by a $1.6 million gain on the sale of operating equipment, as discussed further below.

    Net Income for the three months ended September 30, 2009 was $0.4 million, compared to income of $17.2 million in the same period in 2008, a decrease of $16.8 million, or 98%. This decrease is primarily due to decreased operating income as discussed above and a $0.6 million increase in foreign exchange losses and an increase in our effective tax rate during the current year’s period, partially offset by a $0.6 million decrease in interest expense and a $0.8 million increase in interest income, as discussed below.

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

Operating Income—Top Drive operating income for the three months ended September 30, 2009 decreased $18.1 million to $14.1 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the decrease in the number of top drives sold during the current period, as discussed above. In addition, operating margins were negatively impacted by pricing pressures on our after-market sales and service businesses, as described above. This was partially offset by a $1.6 million gain on the sale of certain ancillary Top Drive equipment.

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

    Operating Income—Tubular Services’ operating income for the three months ended September 30, 2009 decreased $9.0 million to a $1.4 million loss compared to income of $7.6 million for the same period in 2008, primarily due to the decrease in revenues described above.

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

Corporate and Other Segment

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating expenses for the three months ended September 30, 2009 decreased $4.2 million to $5.1 million, compared to $9.3 million for the same period in 2008. This decrease is primarily due to decreased legal expenses and employee compensation costs during the current year’s period.  In addition, our non-cash stock compensation expense decreased $0.7 million during the current period related to performance stock units, which declined in value in response to the current year’s operating levels.

Net (Loss) Income

Net (loss) income for the three months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,
	2009		2008
		% of revenue		% of revenue
Operating Income	$2,375	3	$24,838	18
Interest expense	497	—	1,098	1
Interest income	(847)	(1)	(45)	—
Foreign exchange losses	1,002	1	422	1
Other (income)	(1)	—	(99)	—
Income taxes	1,329	2	6,293	4
Net Income	$395	1	$17,169	12

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

Foreign Exchange Losses —Foreign exchange losses increased to $1.0 million during the three months ended September 30, 2009 from $0.4 million during the same period in 2008, primarily due to the comparative weakening of the Canadian dollar versus the U.S. dollar.

Other (Income) —Other (income) for the three months ended September 30, 2009 was relatively flat compared to the same period during 2008.

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

Our effective tax rate for the three months ended September 30, 2009 was 77% compared to 27% for the same period in 2008. The effective tax rate for the three months ended September 30, 2009 reflects a $1.1 million charge related to tax provision to return adjustments as a result of filing an amended 2008 tax return in Canada and our 2008 U.S. income tax returns.

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

	Nine Months Ended September 30,				% Change
	2009		2008
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$70,903		$121,037		(41)
- Rental services	61,660		82,201		(25)
- After-market sales and service(1)	38,555		48,176		(20)
Total Top Drive	171,118	63	251,414	64	(32)
Tubular Services(2)
-Conventional	18,147		62,582		(71)
-Proprietary(1)	71,063		60,857		17
Total Tubular Services	89,210	33	123,439	31	(28)
CASING DRILLING	10,892	4	20,693	5	(47)
Total Revenues	$271,220	100	$395,546	100	(31)

OPERATING (LOSS) INCOME
Top Drive	$41,172	24	$82,174	33	(50)
Tubular Services	(949)	(1)	17,122	14	(106)
CASING DRILLING	(9,298)	(84)	(9,184)	(44)	(1)
Research and Engineering	(6,525)	n/a	(8,139)	n/a	20
Corporate and Other	(25,296)	n/a	(24,209)	n/a	(5)
Total Operating (Loss) Income	$(896)	––	$57,764	15	(102)

NET INCOME	$3,711	1	$40,166	10	(91)

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

Operating (Loss) Income for the nine months ended September 30, 2009 was a loss of $0.9 million, compared to income of $57.8 million in the nine months ended September 30, 2008, a decrease of $58.7 million, or 102%. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to severe pricing pressures associated with the current economic environment, $2.2 million in expenses for a litigation settlement, increased legal fees of $2.3 million associated with ongoing litigation, a $1.8 million impairment of fixed assets held for sale, $3.2 million in severance costs and $0.4 million in reserves recorded related to a legal claim in North America, partially offset by a $2.3 million decrease in bonus accruals recorded during the current year’s period and a $1.1 million gain recognized on the sale of operating assets.

    Net Income for the nine months ended September 30, 2009 was $3.7 million, compared to income of $40.2 million in the same period in 2008, a decrease of $36.5 million or 91%. This decrease is due primarily to decreased operating income as discussed above, partially offset by a $20.4 million decrease in our provision for income taxes and a $2.1 million decrease in interest expense, as discussed below.

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

   Operating Income—Top Drive operating income for the nine months ended September 30, 2009 decreased $41.0 million to $41.2 million as compared to the same period in 2008. The decrease in operating income during the current period is primarily due to the decrease in the number of top drives sold during the current period, as discussed above.  Top drive operating income was also unfavorably affected by a decrease in the number of used top drive units sold during the nine months ended September 30, 2009. We sold five used units during the current period, compared to 18 used units last year. Used units sold are typically our older units that operated in our rental fleet, and they have a lower basis, resulting in higher margins from the sales compared to the sales of new units. In addition, operating margins were negatively impacted by pricing pressures on our after-market sales and service businesses, as described above. We also recorded a reserve of $0.4 million during the nine months ended September 30, 2009 in connection with a legal claim in North America and severance costs of $1.1 million. This was partially offset by a $1.6 million gain on the sale of certain ancillary Top Drive equipment.

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

Operating Income—Tubular Services’ operating income for the nine months ended September 30, 2009 decreased $18.0 million to a $0.9 million loss compared to income of $17.1 million for the same period in 2008, primarily due to the decrease in revenues described above, a $1.8 million impairment of fixed assets held for sale and $0.4 million in severance costs recorded during the current period. During the nine months ended September 30, 2009, we recorded a pre-tax impairment loss of approximately $1.8 million to write down fixed assets held for sale to their estimated realizable value of $0.2 million.

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

 Corporate and Other Segment

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating expenses for the nine months ended September 30, 2009 increased $1.1 million to $25.3 million, compared to $24.2 million for the same period in 2008. This increase is primarily due to a $2.2 million legal settlement, a $2.3 million increase in legal expenses related to ongoing litigation and $1.2 million in severance costs, partially offset by decreased audit fees and other corporate expenses from the same period in 2008. In addition, our non-cash stock compensation expense decreased $0.9 million during the current period related to performance stock units, which declined in value in response to the current year’s operating levels.

Net Income

Net income for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Nine Months Ended September 30,
	2009		2008
		% of revenue		% of revenue
Operating (Loss) Income	$(896)	––	$57,764	15
Interest expense	1,451	1	3,552	1
Interest income	(896)	—	(306)	—
Foreign exchange losses	1,480	1	747	1
Other (income) expense	143	—	(53)	—
Income taxes	(6,785)	(3)	13,658	3
Net Income	$3,711	1	$40,166	10

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

Foreign Exchange Losses—Foreign exchange losses increased $0.7 million compared to the same period in 2008, primarily due to the comparative strengthening of the Canadian dollar versus the U.S. dollar.

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

Our effective tax rate for the nine months ended September 30, 2009 was 221% compared to 25% for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 reflects the recognition of a $4.5 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.4 million tax benefit for research and development credits generated during 2009 and cumulative net tax benefits of $2.5 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The effective tax rate for the nine months ended September 30, 2009 also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction, a $0.5 million charge related to provision to return adjustments as a result of filing our U.S. income tax returns in September 2009 and $0.5 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

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

Operating Income for the three months ended September 30, 2009 was $2.4 million, compared to a loss of $7.8 million in the three months ended June 30, 2009, an increase of $10.2 million. This increase is primarily due to a $4.2 million increase in the Top Drive segment, a $0.3 million increase in operating income in the Tubular Services segment, a $1.8 million increase in the CASING DRILLING segment and a $4.2 million increase in the Corporate and Other segment, partially offset by a $0.3 million decrease in losses in the Research and Engineering segment. The increase in Top Drive operating income was primarily due to the sale of three used units during the current quarter and a $1.6 million gain on the sale of ancillary operating equipment, compared to the sale of one used unit during the three months ended June 30, 2009.  The increase in Tubular Services operating income was primarily due to a $1.8 million impairment of fixed assets held for sale incurred during the three months ended June 30, 2009. The decrease in CASING DRILLING operating loss was primarily due to a $0.9 million improvement in bad debt expense during the three months ended September 30, 2009. The decrease in Corporate and Other’s expenses of $3.9 million was primarily due to a $1.9 million decrease in legal fees, a $0.6 million decrease in severance costs and a $0.7 million decrease in non-cash stock compensation expense during the current period.

Net Income for the three months ended September 30, 2009 was $0.4 million, compared to a loss of $4.2 million in the three months ended June 30, 2009, an improvement of $4.6 million. This change is due primarily to increased operating income as discussed above and $0.8 million in interest income recorded during the three months ended September 30, 2009, partially offset by an increase in our effective tax rate from 54% for the three months ended June 30, 2009 to 77% for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2009 reflects the recognition of a $0.6 million charge related to provision to return adjustments as a result of filing an amended 2008 Canadian income tax return and a $0.5 million charge related to provision to return adjustments as a result of filing our 2008 U.S. income tax returns.

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

Our investment in working capital, excluding cash and current portion of long term debt, decreased $5.2 million to $128.1 million at September 30, 2009 from $133.3 million at December 31, 2008. The decrease during the nine months ended September 30, 2009 was primarily due to a decrease in accounts receivable, partially offset by a decrease in our accounts payable.

Following is the calculation of working capital, excluding cash and the current portion of long term debt, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Current assets	$227,829	$244,164
Current liabilities	(56,510)	(100,447)
Working capital	171,319	143,717
Less:
Cash and cash equivalents	(45,761)	(20,619)
Current portion of long term debt	2,525	10,171
Working capital, excluding cash and current portion of long term debt	$128,083	$133,269

    During the nine months ended September 30, 2009, our capital expenditures were $13.7 million compared to $57.7 million during the nine months ended September 30, 2008, primarily due to additions to our top drive rental fleet during the prior year period. We project our capital expenditures for 2009 to be approximately $15 to $20 million. The planned decrease from our 2008 capital spending levels of $79 million is directly related to our prior year’s fleet revitalization program and planned decreases during 2009 in response to market conditions.

    During the nine months ended September 30, 2009, cash provided by operating activities was $49.1 million compared to cash provided by operating activities of $39.2 million in the same period in 2008. This increase is primarily due to the changes in working capital discussed above. We believe our operations will continue to generate cash and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

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

Evaluation of Disclosure Controls and Procedures

At the time that our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 was filed on November 5, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. Subsequent to that evaluation, as a result of the restatement described in Note 2 to the condensed consolidated financial statements contained herein, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because of the material weakness described below. Notwithstanding the material weakness described below, management, based upon the additional work performed during the restatement process, has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the restatement described in Note 2 to the condensed consolidated financial statements, we reevaluated our internal control over financial reporting and have identified the following material weakness:

We did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of September 30, 2009.  Specifically, an effective control was not in place to ensure that the accounting impacts resulting from a change in tax law were completely and accurately recorded on a timely basis related to the adoption of a new tax law in Canada during the first quarter of 2009.  Additionally, this control was not sufficiently designed to ensure that deferred taxes denominated in a currency other than the functional currency were appropriately calculated and re-measured on a timely basis. This control deficiency resulted in misstatements of the deferred tax asset, income tax provision, foreign exchange gains and losses and cumulative translation adjustment accounts and the related financial statement disclosures.  This control deficiency also resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009.  Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

As described under the paragraph entitled Material Weakness in Internal Control Over Financial Reporting, there were changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Plan for Remediation

Subsequent to December 31, 2009, our management has taken immediate action to begin remediating the material weakness identified by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes.  Specifically, we plan to establish and design controls to identify and properly account for significant changes or events impacting the Company's tax accounts, such as significant changes to the tax laws including the following:

•
In addition to its performance on an annual basis, the Company will prepare a tax basis balance sheet and relate reconciliation upon the occurrence of significant changes or events impacting the Company's tax accounts, such as significant changes in tax law, during the quarter in which such events occur.

•	Increasing the use of expert outside services providers to review the tax implications of such events when determined to be necessary.
•	Automation through the general ledger system of the re-measurement of the Company's Canadian and other international deferred tax accounts denominated in a currency other than the function currency.

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
QUARTERLY REPORT ON FORM 10-Q/A
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