Form 10-K
period 2009-12-31
TESCO CORP
filed 2010-03-08
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant: $298,560,301. This figure is estimated as of June 30, 2009, at which date the closing price of the registrant’s shares on the Nasdaq Global Market was $7.94 per share.

Number of shares of Common Stock outstanding as of February 25, 2010: 37,752,911

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: Proxy Statement for 2010 Annual Meeting of Stockholders—Part III

i

PART I

ITEM 1.	BUSINESS.

Background

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and gas operating companies throughout the world. In addition to our top drive sales and service business, our service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System (“CDS™” or “CDS”) and TESCO’s Multiple Control Line Running System (“MCLRS™” or “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

TESCO was created on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation. The amalgamated corporation continued under the name Tesco Corporation, which is organized under the laws of Alberta, Canada. Unless the context indicates otherwise, a reference in this Form 10-K to “TESCO”, “the Company”, “we” or “us” includes Tesco Corporation and its subsidiaries.

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

Basis of Presentation

These Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its majority owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Although we are a U.S. registrant with the SEC, TESCO is organized under the laws of Alberta and is therefore subject to the Business Corporation Act (Alberta). TESCO is also a reporting issuer (or the equivalent) in each of the provinces of Canada and is subject to securities legislation in each of those jurisdictions.

Foreign Currency Translation

Unless indicated otherwise, all amounts stated in this Form 10-K are denominated in U.S. dollars. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported, net of their related tax effects, as a component of Accumulated Comprehensive Income in Stockholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period.

The reporting currency affects the presentation in our Consolidated Financial Statements, but not the underlying accounting records, which are maintained in the functional currency of our business units. The financial results for our Canadian operations have been translated into U.S. dollars as described in Note 3 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Segments

Our four business segments are: Top Drive, Tubular Services, CASING DRILLING and Research and Engineering. Prior to December 31, 2008, we organized our activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, we segregated our Casing Services segment into Tubular Services and CASING DRILLING and our financial and operating data for the year ended December 31, 2007 has been recast in this Annual Report on Form 10-K to be presented consistently with this structure.

The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology. The Research and Engineering segment is comprised of our research and development activities related to our proprietary Tubular Services, CASING DRILLING technology and Top Drive model development. For financial information regarding each segment, including revenues from external customers and a measure of profit or loss, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For segment operating results and geographic information, see Note 13 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Top Drive Segment

Our Top Drive segment sells equipment and provides services to drilling contractors and oil and gas operating companies throughout the world. We provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and service for our customers.

We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. Our top drives offer portability and flexibility, permitting drilling companies to conduct top drive drilling for all or any portion of a well. We offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 750 tons. With each top drive we sell, we offer the services of top drive technicians who provide customers with training, installation and support services.

We offer six distinct model series of top drive systems, using hydraulic, permanent magnet alternating current (“AC”) and induction AC technology. We believe that we are industry leaders in the development and provision of permanent magnet technology in both portable and permanently installed top drive systems. This technology provides very high power density, allowing for high performance and low weight. We use AC induction technology and late generation power electronics in our smaller horsepower systems, such as our EMI machines, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base. EMI top drive units are available with 150 and 250 ton load path configurations. We also developed our EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 tons and generates 600 horsepower at the quill. The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance at the quill. The HXI machine has a load path rating of 250 tons and has a 700 horsepower self-contained diesel driven hydraulic power unit.

In addition to our top drive sales, we rent top drives on a day-rate basis for land and offshore drilling rigs. Our rental fleet offers a range of systems that can be installed in practically any mast configuration, including workover rigs. Our fleet is composed principally of hydraulically powered top drive systems, with power ratings of 460 to 1,350 horsepower and load path ratings of 150 to 750 tons, each equipped with its own independent diesel engine driven hydraulic power unit. This unique combination permits a high level of portability and installation flexibility.

Our top drive rental fleet is deployed strategically around the world to be available to customers on a timely basis. The geographic distribution of the 117-unit fleet at December 31, 2009 included the following regions (in order of the size of our rental fleet in each region): the United States, South America, Mexico, Asia Pacific, Canada, Russia and the Middle East. Our fleet is highly transportable and we mobilize the top drive units to meet customer requests. Demand for our top drive rental services is directly tied to active rig count. According to data published by Baker Hughes in December 2009, operating rig count in the U.S. declined by approximately 35% from December 2008, and declined over 40% from peak operations in mid-2008. International operating rig count sustained better than the U.S. In response to these operating conditions, we redeployed over 10% of our U.S. fleet to international locations during 2009, including the Middle East, Latin America, Russia and Asia.

TESCO also provides after-market sales and services to our installed customer base around the globe. We maintain regional stocks of high-demand parts in order to expedite top quality, original replacement parts for top drive systems. Our service offerings include the commissioning of all new units and recertification of working units including top drives, power units and various other top drive product and component repairs. Our field-experienced personnel are available for the rig up and installation of all units – both rentals and customer-owned units. Our personnel also provide onsite training and top drive supervision. In addition, technicians are available to perform ongoing maintenance contracts.

Tubular Services Segment

Our Tubular Services business segment includes a suite of proprietary offerings, as well as conventional casing and tubing running services. Casing is steel pipe that is installed in oil, gas or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well. Most operators and drilling contractors install casing using service companies, like ours, who use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings installed of various sizes. These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications.

Our proprietary service offerings use certain components of our CASING DRILLING technology, in particular the patented Casing Drive System (“CDS”), to provide a safer and more automated method for running casing and, if required, reaming the casing into the hole. The CDS is a tool which facilitates running and reaming casing into a well bore on any rig equipped with a top drive. This tool offers improved safety and efficiency over traditional methods by eliminating operations that are associated with high risk of personal injury. It also increases the likelihood that the casing can be run to casing point on the first attempt, offers the ability to simultaneously rotate and reciprocate the casing string as required while circulating drilling fluid, and requires fewer people on the rig for casing running operations.

We also offer installation service of deep water smart well completion equipment using our Multiple Control Line Running System (“MCLRS”) proprietary and patented technology. We believe this technology substantially improves the quality of the installation of high-end well completions by eliminating damage and splices to control and injection lines. We also believe this technology improves the speed and safety of the completion process by splitting the work area between personnel making up the tubing and personnel installing completion equipment.

CASING DRILLING Segment

TESCO’s CASING DRILLING process uses oilfield casing in place of drill pipe to simultaneously drill and case the well, reducing both drilling time and the chance of unscheduled drilling events. CASING DRILLING technology minimizes the use of conventional drill pipe and drill collars and enables the operators to eliminate pipe trips and case the interval while drilling. This avoids well bore exposure during tripping and mitigates associated risks such as borehole collapse, lost circulation problems, and stuck tools or pipe.

The CASING DRILLING retrievable bottomhole assembly, which is comprised of the drill bit and other downhole tools, such as drilling motors, rotary steerable drilling systems, measurement–while–drilling and logging–while–drilling equipment, are lowered via wireline, drill pipe or a tubing string inside the casing and latched to the bottom joint of casing, retaining the ability to maintain the circulation of drilling fluid at all times. Tools are recovered in a similar fashion, by use of wireline, or alternatively drill pipe or a tubing string. Since the casing remains on bottom in the well at all times, wellbore integrity is preserved, and the risk of a well control incident is reduced. Because the well is cased as it is drilled, the potential for unintentional sidetracking is significantly reduced. The risk of tool loss in the hole is also reduced.

Research and Engineering Segment

As a technology driven company, we continue to invest significantly in research and development activities, primarily related to our proprietary technologies in Tubular Services, CASING DRILLING and top drive model development. We hold rights, through patents and patent license agreements, to patented and/or patent pending technologies for the innovations that have significant potential application to our core businesses. Our patent portfolio currently includes 114 issued patents and 137 pending patent applications. We will continue to invest in the development, commercialization and enhancements of our proprietary technologies.

 Seasonality

Our business is subject to seasonal cycles, associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations. The most significant of these occur in Canada and Russia, where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen. However, we feel we have limited exposure to this issue because as of December 31, 2009, approximately 10% of our top drive rental fleet operated in Canada and Russia.

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

Customers

Our customers for top drive sales and after-market sales and service primarily consist of drilling contractors, rig builders and equipment brokers and occasionally include major and independent oil and gas companies and national oil companies who wish to own and manage their own top drive systems. Our customers for our rental fleet include drilling contractors, major and independent oil and gas companies and national oil companies. Demand for our top drive products depends primarily upon capital spending of drilling contractors and oil and gas companies and the level of drilling activity. Our top drive business is distributed globally with 48% of our top drive revenues generated from the North American markets (excluding Mexico) and 52% from international markets.

Our Tubular Services and CASING DRILLING customers also primarily consist of oil and gas operating companies, including major and independent companies, national oil companies and, on occasion, drilling contractors that have contractual obligations to provide tubular running and handling services. Demand for our Tubular Services and CASING DRILLING services strongly depends upon capital spending of oil and gas companies and the level of drilling activity. Our Tubular Services business is primarily focused in the North American markets (excluding Mexico) where 66% of our 2009 Tubular Services revenues were generated with the remaining 34% from international markets. Our CASING DRILLING business is distributed globally with approximately 46% of our 2009 CASING DRILLING revenues generated in North American markets (excluding Mexico) and 54% from international markets.

Inventory

Our inventory consists primarily of completed top drives and component parts, proprietary, specialized tubular services and casing tool parts, spare parts, work in process, and raw materials to support our ongoing manufacturing operations and our installed base of specialized equipment used throughout the world. Customers rely on us to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. We maintain a supply of high-demand, fast-moving parts in regional locations to provide prompt service to our global customer base. We also have a global distribution center that manages an inventory of long lead time items and semi-finished goods to support our after-market sales and service business and our manufacturing operations.

Inventory costs for manufactured equipment are stated at the lower of cost or market using specific identification. Inventory costs for spare parts are stated at the lower of cost or market using the average cost method. We also perform an obsolescence review on our slow-moving and excess inventories and establish reserves based on such factors as usage of inventory on-hand, technical obsolescence and market conditions, as well as future expectations related to our manufacturing sales backlog, our installed asset base and the development of new products.

The recent global economic downturn, coupled with the global financial and credit market disruptions, has had a significant negative impact on the oil and gas industry. These events have contributed to a sharp decline in crude oil and natural gas prices and a sharp drop in demand. This decreased demand is evident in our top drive sales backlog; we ended 2009 with a backlog of 11 units, with a total value of $16.1 million, compared to a backlog of 65 top drive units at December 31, 2008, with a total value of $56.9 million. We considered the long-term effects of the economic downturn as we evaluated the carrying value of our global inventory in connection with the completion of our 2010 operating forecasts. This analysis included part-by-part evaluation of inventory turnover, obsolescence due to technological advances and projected sales estimates based on the current operating environment and the timing of forecasted economic recovery. Based on this analysis, we recorded a charge of $14.4 million to reflect the net realizable value of that inventory. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Raw Materials

We procure raw materials and components from many different vendors located throughout the world. A portion of these components are electrical in nature, including permanent magnet motors, induction motors and drives. We also purchase hydraulic components, such as motors, from certain suppliers located in the United States. In order to manufacture many of our proprietary parts, we require substantial quantities of steel. We select our component sources from, and establish supply relationships with, vendors who are prepared to develop components and systems that allow us to produce high performance, reliable and compact machines. For both our electric and hydraulic top drive systems we source key components, such as AC motors, power electronics, and hydraulic systems, from vendors who have developed these components for commercial, often non-oilfield applications, and who have adapted them for service conditions specific to our applications. Consequently, our ability to maintain timely deliveries and to provide long term support of certain models may depend on the supply of these components and systems. We attempt to minimize risks associated with this dependency through the development of supply agreements to maintain acceptable levels of ready components.

Backlog

We believe that top drive backlog is a leading indicator of how our business will be affected by changes in the global macro-economic environment. We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit. As a result of the weakened economic and industry conditions in 2009, we experienced a lower order rate and ended the year with a backlog of 11 units, with a total value of $16.1 million, compared to a backlog of 65 top drive units at December 31, 2008, with a total value of $56.9 million. While we have seen a recent increase in sales activity, our customers have maintained their focus on lowering project costs and, accordingly, we have adjusted our sales prices on selected product offerings. We believe that for our top drive business, a backlog of two quarters of production is reasonable and allows us to effectively manage our supply chain and workforce, yet be responsive to our client base.

In response to declining demand for our top drives due to industry and operating conditions, we downsized our manufacturing operations substantially during 2009. We have maintained a core team, which can continue to deliver a reasonable number of top drives each month to meet current and expected demand. Our current manufacturing capacity allows us to build up to four to six top drive units per month, depending on system complexity, down from 2008’s peak production levels of 12 to 16 units per month. Our manufacturing operations are flexible, and we will continue to manage our production levels to meet demand. We believe that our top drive business needs to maintain manufacturing inventory of one to two quarters of production to limit our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce.

Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly or job rates. Accordingly, we have no backlog for services.

Competitive Conditions

We were the first top drive manufacturer to provide portable top drives for land drilling rigs, thereby accelerating the growth of the onshore top drive market. We estimate that approximately 60% of land drilling rigs are currently equipped with top drive systems, including the former Soviet Union and China where few rigs operate with top drives today. By contrast, we estimate that approximately 95% of offshore rigs are equipped with top drives. We believe that significant further market potential exists for our top drive drilling system technology, including both portable and permanently installed applications. Further, where many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we believe that a market for replacement systems will be created. This represents an important opportunity for us.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd. We have the second largest customer installed base and are the number two global provider of top drives, following NOV. Of the three major top drive system providers, we are the only company that maintains a sizeable fleet of assets solely for the purposes of rental. Competition in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time and, to a varying extent, price.
The conventional tubular services market consists principally of several large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. The largest global competitors in this market are Weatherford International, Inc. (“Weatherford International”), Franks International, Inc. and BJ Services Company. Competition in the conventional tubular services market takes place primarily on the basis of the quality of the services offered, the quality and utility of the equipment provided, the proximity of the service provider and equipment to the work site and, to a certain extent, on price.

We are aware of competitive technology similar to our CDS tool. We believe that we continue to be the market leader in this technology. Other companies offering similar technology include NOV, Weatherford International and Franks International, Inc. Our CDS system is easily and quickly installed on any top drive system and we have the advantage of being able to offer skilled and trained personnel at the field level who have specialized knowledge of top drive drilling system operations.

We are not currently aware of any commercially or technically viable direct competition for our proprietary CASING DRILLING retrievable process, services or products, although several of our competitors are known to have developed prototypes that are similar, and in some cases have deployed them in a field environment. We continue to be the only company offering customers a broad range of tool sizes and the possibility of using casing to drill directional wells combined with specialized equipment that can be readily retrieved when the drilling is complete.

We believe that the that primary competition to our CASING DRILLING process is the traditional drill pipe drilling process and, to a lesser extent, other methods for casing while drilling that do not involve a retrievable bottom hole assembly. Such alternative methods of casing while drilling offer limited applications because of the cutting structure, and they cannot be combined with directional tools which facilitate the drilling of directional (i.e. non-vertical) wells. While we offer such alternative (i.e. non-retrievable) methods in addition to our proprietary CASING DRILLING process, we believe that Weatherford International has the largest share of the non-retrievable portion of the market, although Baker Hughes is supplying an increasing number of EZCaseTM bits (a trademark held by Baker Hughes) which our CASING DRILLING team is using on behalf of the operators.

Intellectual Property

We pursue patent protection in appropriate jurisdictions for the innovations that have significant potential application to our core businesses. We hold patents and patent applications in the United States, Canada, Europe, Norway, and various other countries. We also hold rights, through patent license agreements, to other patented and/or patent pending technologies. Our patent portfolio currently includes 114 issued patents and 137 pending patent applications.

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

Please see Part I, Item 1A “Risk Factors— We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.” In addition, for a discussion of legal proceedings involving our intellectual property, please see Part I, Item 3 “Legal Proceedings.”

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

In addition to the federal laws and regulations, states and other countries where we do business may have numerous environmental, legal, and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties in order to comply with environmental, legal, and regulatory requirements and to avoid future liabilities. On occasion, we are involved in specific environmental claims, including the remediation of properties we own or have operated, as well as efforts to meet or correct compliance-related matters. Our Quality, Health, Safety and Environment group has programs in place to maintain environmental compliance and to prevent the occurrence of environmental contamination.

We do not expect costs related to these remediation activities to have a material adverse effect on our consolidated financial position, results of operations or cash flows. During 2009, we completed the sale of a building and land located in Canada. We incurred approximately $0.1 million and $0.9 million during the years ended December 31, 2009 and 2008, respectively, in soil remediation costs to prepare the property for sale. These costs were capitalized and added to the property’s net book value. Other than these expenditures, we did not incur any material costs in 2009, 2008 or 2007 as a result of environmental protection requirements, nor do we anticipate environmental protection requirements to have any material financial or operational effects on our capital expenditures, earnings or competitive position in future years.

Employees

As of December 31, 2009, the total number of employees of TESCO and its subsidiaries worldwide was 1,301. We believe that our relationship with our employees is good. We work to maintain a high level of employee satisfaction and we believe our employee compensation systems are competitive.

ITEM 1A.	RISK FACTORS.

Our business, financial condition, results of operations and cash flows are subject to various risks, including the following:

Risks Associated with the Global Economy

The current global economic environment may continue to impact industry fundamentals, and the related decrease in demand for drilling rigs could cause current downturn in the oil and gas industry to continue. Such a condition could have a material adverse impact on our business.

An extended deterioration in the global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower oil and natural gas prices and prolonged weakness in the economy could impact the economics of planned drilling projects, resulting in curtailment, reduction, delay or postponement for an indeterminate period of time. Any long-term reduction in oil and natural gas prices will reduce oil and natural gas drilling and production activity and result in a corresponding decline in the demand for our products and services, which could adversely affect the demand for sales, rentals or services of our top drive units and for our Tubular Services and CASING DRILLING businesses. These reductions could adversely affect the future net realizability of assets, including inventory, fixed assets goodwill and other intangible assets.

We are exposed to risks associated with turmoil in the financial markets.

    U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. As a result, an increasing number of financial institutions and insurance companies have reported significant deterioration in their financial condition. While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our existing credit facility, we may require additional financing to support our growth. If any of the significant lenders, insurance companies or other financial institutions are unable to perform their obligations under our credit agreements, insurance policies or other contracts, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected.

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

We face risks related to natural disasters and pandemic diseases, which could materially and adversely disrupt our operations and affect travel required for our worldwide operations.

A portion of our business involves the movement of people and certain parts and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to the occurrence of natural disasters such as earthquakes, floods or hurricanes, or an epidemic or outbreak of diseases, including the recent H1N1 Flu, in these locations could significantly disrupt our operations and decrease our ability to provide services to our customers. In addition, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services to our customers.

Risks Associated with the Oil and Gas Industry

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

Fluctuations in the demand for and prices of oil and gas would negatively impact our business.

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

Possible legislation and regulations related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

In December 2009, the U.S. Environmental Protection Agency (“EPA”) officially published its findings that emissions of carbon dioxide, which is a byproduct of the burning of refined oil products, and methane, which is a primary component of natural gas, and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes.  These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  In September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of greenhouse gases from motor vehicles and that could also lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources.  In addition, the EPA issued a final rule in September 2009 requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010.  The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur increased costs to reduce emissions of greenhouse gases associated with our operations and could adversely affect demand for the oil and natural gas.

In addition, in June 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009” (“ACESA”), which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane.  ACESA would require a 17% reduction in greenhouse gas emissions from 2005 levels by 2020, and just over an 80% reduction of such emissions by 2050.  Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere.  The cost of these allowances would be expected to escalate significantly over time.  The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas.  The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions, and the Obama administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system.  In addition, several states have considered initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs.  Although it is not possible at this time to predict when the U.S. Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal or state laws or regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect the demand for the oil and natural gas.

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

Exploration and production company operators and drilling contractors have undergone substantial consolidation in recent years. Additional consolidation is probable. In addition, many oil and gas properties could be transferred over time to different potential customers.

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

Competitive risks may include decisions by existing competitors to attempt to increase market share by reducing prices and decisions by customers to adopt competing technologies. The drilling industry is driven primarily by cost minimization. Our strategy is aimed at reducing drilling costs through the application of new technology. Our competitors, many of whom have a more diverse product line and access to greater amounts of capital, have the ability to compete against the cost savings generated by our technology by reducing prices and by introducing competing technologies. Our competitors may also have the ability to offer bundles of products and services to customers that we do not offer. We have limited resources to sustain a prolonged price war and maintain the investment required to continue the commercialization and development of our new technologies.

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

We may encounter resource constraints, technical barriers, or other difficulties that would delay introduction of new products and services in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications.

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

Risks Associated with our Business

We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.

In three separate actions, we were sued by VARCO I/P, Inc. (“Varco”), Franks International, Inc. and Weatherford International, who have alleged that our CDS tool and other equipment and processes violate certain of their patents. See Part I, Item 3 “Legal Proceedings.” We believe that these suits are without merit and we intend to continue to defend ourselves vigorously. In the event that we are not successful in defending ourselves in one or more of these matters, it may have a material adverse effect on our Tubular Services and CASING DRILLING segments and, therefore, on our business. In addition, in the future we may be subject to other infringement claims and if any of our products were found to be infringing, our consolidated financial results may be adversely affected.

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

We are currently involved in legal proceedings described in Part I, Item 3 “Legal Proceedings.” From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax, regulatory compliance and other claims. We are also subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition, results of operations or cash flows.

Restrictions imposed by our credit agreement may limit our ability to finance future operations or capital needs.

    The amount of borrowings available under our credit agreement is limited by the maintenance of certain financial ratios. Decreases in our financial performance could prohibit us from borrowing available amounts under our revolver or could force us to make repayments of outstanding total debt in order to remain in compliance with our credit agreements. These restrictions may negatively impact our ability to finance future operations, implement our business strategy or fund our capital needs. Compliance with these financial ratios may be affected by events beyond our control, including the risks and uncertainties described in the other risk factors discussed elsewhere in this report.

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

In 2009 approximately 45% of our revenue was obtained from operations in the U.S. (compared to 52% during 2008). The concentration of revenue and management functions in the U.S. involves certain risks, including the following:

•
increased vulnerability to fluctuations in the U.S. economy; in particular, a severe economic downturn or prolonged recession in the U.S. could have a greater impact on our ability to do business than would otherwise be the case;

•
fluctuations in the valuation of the U.S. dollar, particularly in relation to the Canadian dollar, may negatively impact our financial results. Future devaluation of the U.S. dollar could increase our Canadian manufacturing costs and our cost of doing business outside of the U.S. in general and it may not be possible to raise the prices and rates we charge customers in U.S. dollars to compensate for these increased costs, or to hedge our exposure to devaluation of the U.S. dollar through currency swaps and other financial instruments; and

•
the U.S. limits the number of visas available to non-U.S. professionals and executives who wish to work in the U.S. The potential inability to obtain such a visa may prevent us from transferring our non-U.S. employees to the U.S., or may restrict our ability to recruit qualified international executives to fill management positions at our corporate headquarters.

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control and the Commerce Department.

     Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department.  If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, and incarceration of our employees or restrictions on our operations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our foreign operations and investments involve special risks.

We sell products and provide services in parts of the world where the political and legal systems are very different from those in the United States and Canada. In places like Russia, Latin America, the Middle East and Asia/Pacific, we may have difficulty or extra expense in navigating the local bureaucracies and legal systems. We may face challenges in enforcing contracts in local courts or be at a disadvantage when we have a dispute with a customer that is an agency of the state. We may be at a disadvantage to competitors that are not subject to the same international trade and business practice restrictions that U.S. and Canadian laws impose on us.

While diversification is desirable, it can expose us to risks related to cultural, political and economic factors of foreign jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks. Such risks include the following:

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

We are subject to foreign exchange and currency risks.

    We operate internationally, giving rise to exposure to market risks from changes in foreign currency exchange rates to the extent that transactions are not denominated in U.S. Dollars.  We typically endeavor to denominate all of our contracts in U.S. Dollars to mitigate exposure to fluctuations in foreign currencies.  However, inflation and future devaluations in foreign currencies could adversely impact our operations and financial results.  A portion of our accounts receivable as of December 31, 2009 was denominated in Venezuelan currency.  Effective January 11, 2010, the Venezuelan government devalued its currency and moved to a two-tier exchange structure. We expect this devaluation will have an impact to our results of operations for the upcoming quarterly period ended March 31, 2010.

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

We buy raw materials, components and precision machining or sub-assembly services from many different vendors located in Canada, the United States, Europe, South East Asia and the Middle East. The price and lead times for some products have fluctuated along with the general changes of steel prices around the world. We also source a substantial amount of electrical components, including permanent magnet motors and drives as well as a substantial amount of hydraulic components, including hydraulic motors, from suppliers located in the U.S. The inability of suppliers to meet performance, quality specifications and delivery schedules could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment.

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

While we attempt to limit our exposure to such risks through contracts with our customers, these measures may not protect us against liability for certain kinds of events, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment, damage or loss from inclement weather or natural disasters, and losses resulting from business interruption. Our insurance coverage generally provides that we assume a portion of the risk in the form of a self-insured retention, and may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any significant claims made under our policies will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, could reduce our earnings and cash available for operations.

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

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2009.  As a result, this Form 10-K includes an adverse opinion from PricewatehouseCoopers LLP, our independent registered public accounting firm, on our internal control over financial reporting. A description of the material weakness in our internal controls over financial reporting is included in Item 9A, “Controls and Procedures,” in this Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness resulted in misstatements of the deferred tax assets, the income tax provision, foreign exchange gains and losses, cumulative translation adjustments accounts and related financial disclosures.  The material weakness also resulted in restatements of the Company’s condensed consolidated financial statements as of and for each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and resulted in audit adjustments to the Company's consolidated financial statements as of and for the year ended December 31, 2009. Additionally, inadequate internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The following table details our principal facilities, including (i) all properties which we own, and (ii) those leased properties which serve as corporate or regional headquarters.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas	26,500	Leased	Corporate headquarters.

Houston, Texas	67,800	Owned
Headquarters for North American operations in Top Drive, Tubular Services and CASING DRILLING segments, and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas	21,900	Owned	Regional operations base for the Tubular Services segment in East Texas and Northern Louisiana.

Lafayette, Louisiana	43,300	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.

Calgary, Alberta, Canada	85,000	Owned	Manufacturing of top drives and other equipment.

Buenos Aires, Argentina	4,300	Leased	Regional headquarters for Latin America, including Mexico.

Aberdeen, Scotland	22,700	Leased	Regional headquarters for Europe, including the former Soviet Union, and West Africa.

Dubai, United Arab Emirates	3,800	Leased	Regional headquarters for the Middle East, North Africa, and East Africa.

Jakarta, Indonesia	7,700	Leased	Regional headquarters for the Asia Pacific region, including India, China, Japan, Australia and New Zealand.

In addition, we lease operational facilities at locations in Texas, Colorado, Pennsylvania, Arkansas, North Dakota and Wyoming. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., we lease additional operating facilities in Canada, Mexico, Venezuela, Colombia, Ecuador, Argentina, Brazil, Norway, Russia, Dubai, Singapore, Indonesia, Australia and New Zealand. The majority of these facilities support the Top Drive, Tubular Services and CASING DRILLING segments.

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

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that its Casing Drive System infringes two patents held by Franks. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. During 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which TESCO paid $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, TESCO received from the third party a release of any royalty obligation under the license and received from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. Franks requested the court to dismiss its lawsuit with prejudice. TESCO accrued and paid this $2.2 million settlement during the year ended December 31, 2009.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on December 5, 2007, alleging that various TESCO technologies infringe 10 different patents held by Weatherford. Weatherford seeks monetary damages and an injunction against further infringement. The TESCO technologies referred to in the claim include the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. We have filed a general denial seeking a judicial determination that we do not infringe the patents in question and/or that the patents are invalid. In November 2008, we filed requests with the USPTO, seeking invalidation of substantially all of the Weatherford patent claims in the suit. The trial is set for May 2011. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

We have been advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes. Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system. We have obtained final court rulings deciding all years in dispute in our favor, except for 1996 as discussed below, and 2001 and 2002, both of which are currently before the Mexican Tax Court. The outcome of such appeals is uncertain. However, we recorded an accrual of $0.3 million during 2008 for our anticipated exposure on these issues ($0.2 million related to interest and penalties was included in Other Income and $0.1 million was included in Income Tax Expense). We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on our financial position, results of operations or cash flows.

In May 2002, we paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996. In 2007, we requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). In 2007, we reversed an accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense). With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that we were owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996. We believe the second reassessment is invalid, and we appealed it to the Mexican Tax Court. In January 2009, the Tax Court issued a decision accepting our arguments in part, which is subject to further appeal. Due to uncertainty regarding the ultimate outcome, we have not recognized the additional interest in dispute as an asset.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. In November 2009, we received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  At June 30, 2006, we accrued our estimated pre-tax exposure on this matter of $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2008 and 2009, we accrued an additional $0.2 million and $0.2 million, respectively, of interest expense related to this claim.

In August 2008, we received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return. We disagree with this claim and are currently litigating the matter. In December 2009, we received a decision from the Mexican Tax Court in our favor, which is subject to further appeal. The ultimate outcome of this litigation is uncertain.

In February 2009, we received notification of a regulatory review of our payroll practices in one of our North American business districts. The review was concluded during 2009 without a material financial impact to the Company.

In August 2009, we filed suit against several competitors in the U.S. District Court for the Southern District of Texas – Houston Division, including Weatherford International, Inc. (“Weatherford Inc.”).  The suit claims infringement of two TESCO patents related to our CDS. Weatherford Inc. has petitioned for and been granted a reexamination of the Tesco patents by the USPTO.  That reexamination is ongoing.  The outcome of this examination and any resulting financial impact, if any, is uncertain.

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging we failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against us pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court and those plaintiffs covered by the Plan initiated arbitration proceedings with the American Arbitration Association. Additional plaintiffs were subsequently added to each of these actions for a total of 48 plaintiffs. In December 2009, we agreed in mediation to settle the claims of all plaintiffs for a total of approximately $2.3 million. The settlement agreement has been executed by all plaintiffs. During 2009, we accrued the entire $2.3 million settlement related to these claims.

    In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan. We are reviewing the matter and have provided a timely response to the subpoena. The outcome of our internal review and any future financial impact resulting from this matter are not determinable at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not used.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our outstanding shares of common stock, without par, are traded on The Nasdaq Global Market (“NASDAQ”) under the symbol “TESO.” Until June 30, 2008, TESCO’s common stock was also traded on the Toronto Stock Exchange (“TSX”) under the symbol “TEO.” Effective June 30, 2008, the Company voluntarily delisted its shares from the TSX. The following table outlines the share price trading range and volume of shares traded by quarter for 2009 and 2008.

	Nasdaq Global Market			Toronto Stock Exchange
	Share Price Trading Range			Share Price Trading Range
	High	Low	Share Volume	High	Low	Share Volume
	($ per share)		(in thousands)	(C$ per share)		(in thousands)
2009
1st Quarter	10.34	6.25	10,327	n/a	n/a	n/a
2nd Quarter	11.41	7.55	12,521	n/a	n/a	n/a
3rd Quarter	10.28	6.38	19,848	n/a	n/a	n/a
4th Quarter	13.29	7.59	12,298	n/a	n/a	n/a
2008
1st Quarter	30.10	18.88	16,338	29.84	19.08	3,737
2nd Quarter	36.76	23.56	18,508	37.49	24.09	3,987
3rd Quarter	35.20	20.11	16,253	n/a	n/a	n/a
4th Quarter	20.73	4.75	19,814	n/a	n/a	n/a

As of February 25, 2010, there were approximately 246 holders of record of TESCO common stock, including brokers and other nominees.

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

Performance Graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2004 and ending on December 31, 2009 on our common shares (assuming a $100 investment was made on December 31, 2004) with the total cumulative return of the S&P 500 Composite Index and the Philadelphia Oil Service Sector Index (“OSX”) assuming reinvestment of dividends.

$300
$250
$200
$150
$100
$50
$-
Dec. 31, 2004
Dec. 31, 2005
Dec. 31, 2006
Dec. 31, 2007
Dec. 31, 2008
Dec. 31, 2009

	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009
● Tesco Corp.	$100	$170	$162	$263	$66	$118
■ S & P 500	$100	$103	$117	$121	$75	$68
▲ OSX	$100	$147	$161	$243	$98	$103

ITEM 6.	SELECTED FINANCIAL DATA.
TESCO CORPORATION AND CONSOLIDATED SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA

	Note (a)
	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except share and per share amounts)
STATEMENTS OF (LOSS) INCOME DATA:
Revenues
-Top Drives	$224.9	$341.4	$289.1	$219.2	$125.8
-Tubular Services	118.3	166.5	158.7	143.3	53.1
-CASING DRILLING(b)	13.3	27.0	14.6	23.7	23.9
	356.5	534.9	462.4	386.2	202.8

Operating Income (Loss)
-Top Drives	49.5	106.8	80.5	66.9	23.5
-Tubular Services	(2.9)	22.5	23.7	33.1	19.1
-CASING DRILLING	(21.0)	(12.6)	(14.1)	(6.7)	(0.1)
-Research and Engineering	(7.4)	(11.0)	(12.0)	(6.0)	(3.9)
-Corporate and Other	(33.0)	(30.9)	(29.9)	(26.4)	(20.9)
	(14.8)	74.8	48.2	60.9	17.7
Interest Expense, net	0.9	4.2	3.2	3.2	1.4
Other (Income) Expense	1.9	(0.1)	2.9	4.1	1.9
(Loss) Income Before Income Taxes	(17.6)	70.7	42.1	53.6	14.4
Income Taxes	(12.3)	20.8	10.0	23.3	6.3
(Loss) Income Before Cumulative Effect of Accounting Change	(5.3)	49.9	32.1	30.3	8.1
Cumulative Effect of Accounting Change, net of income taxes(c)	––	––	––	0.2	––
Net (loss) income	$(5.3)	$49.9	$32.1	$30.5	$8.1
Weighted Average Number of Common Shares Outstanding
Basic	37,597,668	37,221,495	36,604,338	35,847,266	35,173,264
Diluted	37,597,668	37,832,554	37,403,932	36,593,409	35,628,543
(Loss) Income per Weighted Average Share of Common Stock
Basic:
Before Cumulative Effect of Accounting Change	$(0.14)	$1.34	$0.88	$0.85	$0.23
Cumulative Effect of Accounting Change(c)	––	––	––	––	––
	$(0.14)	$1.34	$0.88	$0.85	$0.23
Diluted:
Before Cumulative Effect of Accounting Change	$(0.14)	$1.32	$0.86	$0.83	$0.23
Cumulative Effect of Accounting Change(c)	––	––	––	––	––
	$(0.14)	$1.32	$0.86	$0.83	$0.23
Cash Dividends per Common Share	$––	$––	$––	$––	$––
BALANCE SHEET DATA:
Total Assets	$442.6	$499.9	$471.5	$372.2	$310.3
Debt and Capital Leases	8.6	49.6	80.8	44.5	41.3
Shareholders’ Equity	362.2	351.9	303.6	241.9	203.5
CASH FLOW DATA:
Cash Flow From Operating Activities	$63.3	$77.0	$25.3	$4.9	$14.8
Cash Flows (Used In) From Investing Activities	(3.8)	(58.5)	(64.4)	(33.2)	(26.6)
Cash Flows (Used In) From Financing Activities	(40.7)	(19.5)	48.9	9.7	30.2
OTHER DATA:
Adjusted EBITDA(d)	$42.4	$114.5	$79.1	$85.0	$36.7
Net Cash (Debt) (e)	31.3	(29.0)	(57.7)	(29.6)	(5.9)

NOTE: Our consolidated financial statements for the three years ended December 31, 2009, which are discussed in the following notes, are included in this Form 10-K under Item 8. The 2008 and 2007 financial data has been revised as discussed in Revisions to Previously Issued Financial Statements in Item 7.

(a)
The financial statements for the years ended December 31, 2007 and 2008 included herein have been revised for adjustments related to foreign currency translation adjustments, tax return to provision adjustments and accruals primarily related to compensation programs and litigation reserves. We do not consider the aforementioned changes to the Consolidated Financial Statements to be material and therefore have not labeled the Consolidated Financial Statements as "restated." See further discussion in Note 2 of the Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

(b)
Included in CASING DRILLING revenues for the years ended December 31, 2005 and 2006 are $18.3 million and $9.0 million, respectively, of revenues from contract CASING DRILLING rig activities which were discontinued in late 2006. During the years ended December 31, 2007, 2008 and 2009, we did not provide contract drilling rig services.

(c)
Effective January 1, 2006, we changed our method of accounting for our stock-based compensation program. We elected to adopt the modified prospective application method provided by the accounting guidance, under which, we use the same fair value methodology but are required to estimate the pre-vesting forfeiture rate beginning on the date of grant. On January 1, 2006, we recorded a one-time cumulative benefit of $0.2 million, after-tax, to record an estimate of future forfeitures on outstanding unvested awards at the date of adoption.

(d)
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

Adjusted EBITDA is derived from our Consolidated Statements of Income as follows (in millions):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Net (Loss) Income	$(5.3)	$49.9	$32.1	$30.5	$8.1
Income Taxes	(12.3)	20.8	10.0	23.3	6.3
Depreciation and Amortization	36.7	33.3	27.3	22.5	17.3
Net Interest Expense	0.9	4.2	3.2	3.2	1.4
Stock Compensation Expense—non-cash	4.4	6.3	6.5	5.7	3.6
Impairment of Inventory and Assets—non-cash	18.0	––	––	––	––
Cumulative Effect of Accounting Change, net of income taxes	––	––	––	(0.2)	––
Adjusted EBITDA	$42.4	$114.5	$79.1	$85.0	$36.7

(e)
Net Cash (Debt) represents the amount that Cash and Cash Equivalents exceeds (or is less than) total Debt of the Company. Net Cash (Debt) is not a calculation based upon U.S. GAAP. The amounts included in the Net Cash (Debt) calculation, however, are derived from amounts included in our historical Consolidated Balance Sheets. In addition, Net Cash (Debt) should not be considered as an alternative to operating cash flows or working capital as a measure of liquidity. We have reported Net Cash (Debt) because we regularly review Net Cash (Debt) as a measure of the Company’s liquidity. However, the Net Cash (Debt) measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. Net Cash (Debt) is derived from the Consolidated Balance Sheets as follows (in millions):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Cash and Cash Equivalents	$39.9	$20.6	$23.1	$14.9	$35.4
Current Portion of Long Term Debt	––	(10.2)	(10.0)	(10.0)	(0.4)
Long Term Debt	(8.6)	(39.4)	(70.8)	(34.5)	(40.9)
Net Cash (Debt)	$31.3	$(29.0)	$(57.7)	$(29.6)	$(5.9)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

These risks and uncertainties include, but are not limited to, changes in the global economy and credit markets, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services, other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry); risks, including litigation risks, associated with our intellectual property and risks associated with the performance of our technology and other risks set forth in Part I, Item 1A, “Risk Factors.” These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. The forward-looking statements in this document are provided for the limited purpose of enabling current and potential investors to evaluate an investment in TESCO. Readers are cautioned that such statements may not be appropriate, and should not be used for other purposes.

Copies of our Canadian public filings are available at www.tescocorp.com and at www.sedar.com. Our U.S. public filings are available at www.tescocorp.com and at www.sec.gov.

OVERVIEW

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

Business

TESCO is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and gas operating companies throughout the world. In addition to our top drive sales and service business, our service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System (“CDS™” or “CDS”) and TESCO’s Multiple Control Line Running System (“MCLRS™” or “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Our four business segments are: Top Drive, Tubular Services, CASING DRILLING and Research and Engineering. Prior to December 31, 2008, we organized our activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, we segregated our Casing Services segment into Tubular Services and CASING DRILLING and our financial and operating data for the year ended December 31, 2007 has been recast to be presented consistently with this structure.

The Top Drive business is comprised of top drive sales, top drive rentals and after-market sales and service. The Tubular Services business includes both our proprietary and conventional Tubular Services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology. The Research and Engineering segment is comprised of our research and development activities related to our proprietary Tubular Services and CASING DRILLING technology and Top Drive model development. For a detailed description of these business segments, see Part I, Item 1, “Business.”

Business Environment

A global economic crisis hit the financial and credit markets in late 2008 which led to a significant global economic slowdown. Major central banks have responded vigorously, but credit and financial markets have not yet fully recovered, and a credit-driven worldwide economic recession deepened during the second quarter of 2009. Higher oil and gas prices over the past several years led to high levels of exploration and development drilling in many oil and gas basins around the globe by 2008, but activity slowed sharply in 2009 with lower oil and gas prices and tightening credit availability. Current conditions point to continued slow economic activity through 2010 with ongoing wide-ranging volatility in oil and gas prices. Many oil and gas operators reliant on external financing to fund their drilling programs have significantly curtailed their drilling activity, which appears to have had the greatest impact on gas drilling across North America (excluding Mexico). In addition, international rig count has also exhibited modest declines. One of the key indicators of our business is the number of active drilling rigs and this number has varied widely in recent months. The average annual number of active drilling rigs is as follows:
	Average Rig Count(1) Years Ended December 31,
	2009	2008	2007
United States	1,086	1,878	1,763
Canada	221	379	342
Latin America (including Mexico)	356	384	354
Europe, Africa and Middle East (including Russia)	398	443	408
Asia Pacific (including China)	243	252	241
Worldwide average	2,304	3,336	3,108
 __________________________________
(1)	Source: Baker Hughes

During 2009, North American average rig activity continued its sharp decline from 2008 peak levels with a modest recovery beginning late in the year. We believe that 2010 will be a year in which drilling activity in the United States and Canada will continue to recover from early 2009 levels, and drilling activity in other areas of the world will rebound more strongly than in the U.S.

Drilling activity for the last three years has been and the forecast for 2010 is as follows:
	Wells Drilled (1) For the Years Ended December 31,
	2010	2009	2008	2007
	(forecast)(1)
U.S.	42,749	37,204	54,749	49,195
Canada	9,510	8,010	18,661	18,011
Latin America (including Mexico)	5,589	4,531	5,243	4,681
Europe, N. Africa, Middle East (including Russia)	11,107	10,519	11,429	10,156
Far East (including China)	23,709	23,655	22,490	20,236
Worldwide	92,664	83,919	112,572	102,279
 __________________________________
(1)	Source: report released by World Oil on January 25, 2010

The current outlook for the global economy varies widely, but generally points toward a modest recovery in 2010. In particular, the U.S. and Canadian rig activity is projected to increase approximately 15% from average 2009 levels according to World Oil. International demand is expected to improve more than U.S. demand, but this is contingent on increased commodity pricing.

Outlook

Current global macro-economic conditions make any projections difficult and uncertain. However, we believe top drive backlog is a leading indicator of how our business will be affected by changes in the global macro-economic environment. As a result of the weakened economic and industry conditions in 2009 and limited liquidity resulting from tightened credit markets, our customers reduced their top drive orders and purchases, and we ended the year with a backlog of 11 units, with a total value of $16.1 million, compared to a backlog of 65 top drive units at December 31, 2008, with a total value of $56.9 million. Based upon 2009 drilling levels and current economic forecasts, we expect our order rate to moderately increase in 2010 compared to our 2009 net orders of 25 new top drive units. While we have seen a recent increase in sales activity, our customers have maintained their focus on lowering project costs and, accordingly, we have adjusted our sales prices on selected product offerings.

We expect international demand for our top drive rental services to continue to sustain better than U.S. demand. Thus, we may continue to shift the location of several fleet units during 2010 to meet market demand. We will re-route our units in a manner that minimizes disruptions to our rental operations.

Over the long term, we believe that our top drive business needs to maintain manufacturing inventory of two quarters of production to limit our exposure to fluctuations in sales markets and to allow effective management of our supply chain and workforce. In addition, we must maintain additional inventory of long lead time items and semi-finished goods to support our after-market sales and service business and our manufacturing operations. We considered the long-term effects of the economic downturn as we evaluated the carrying value of our global inventory in connection with the completion of our 2010 operating forecasts. This analysis included part-by-part evaluation of inventory turnover and projected sales estimates based on the current operating environment and the timing of forecasted economic recovery. Based on this analysis, we recorded a charge of $14.4 million to reflect the net realizable value of that inventory. This was recorded in the Top Drive segment ($5.4 million), the Tubular Services segment ($2.0 million) and the CASING DRILLING segment ($7.0 million).

We continue to develop relationships with new and existing customers in both our Tubular Services and CASING DRILLING segments. For Tubular Services, we expect our CDS proprietary casing business and MCLRS activities to grow moderately in 2010 compared to 2009 and our conventional casing activities to recover more slowly as we continue to focus our efforts on the expansion of our proprietary casing service offerings. In addition, we continue to expand our tubular services activities in selected international locations to further expand our global footprint. With respect to our CASING DRILLING business, we plan to maintain our existing infrastructure around the world while optimizing headcount in locations with higher demand and streamlining internal processes. We remain confident that our CASING DRILLING business will be a valuable part of our future operations.

As described in “Overview—Business Environment,” our operating activities continue to shift to international locations (as a percentage of revenue and operating income). We intend to continue our focus on international opportunities, especially with the anticipated modest rate of recovery in drilling activity in the United States and Canada during 2010.

REVISIONS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    In February 2009, Canada enacted a new tax law that allowed for the filing of Tesco’s Canadian income tax return on a U.S. dollar basis. The effect of the new tax law and Tesco’s election for adoption was required to be reflected in Tesco's consolidated financial statements for the first quarter of 2009.  As such, Tesco recorded a $1.6 million income tax benefit, which thereby increased net income, during the first quarter of 2009 to account for this change in tax law. We have determined that the $1.6 million income tax benefit was calculated in error and that an additional $2.9 million income tax benefit should have been recorded during the first quarter of 2009. In addition, $0.4 million of foreign exchange loss should not have been recorded in Tesco’s income statement in the first three quarters of 2009. This error resulted from the incorrect re-measurement and translation into U.S. dollars of one of the Company’s foreign assets. As a result of these errors, we have restated the condensed consolidated financial statements and filed amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

    Additionally, we have identified certain immaterial errors that originated in prior periods.  We considered the impact of the misstatements on each of the quarterly periods affected and on a cumulative basis and concluded the items were not material to our annual results for the years ended December 31, 2008 and 2007.  However, the correction of the results would have been material to our interim results for each of the quarters and the annual results in the year ended December 31, 2009.  As a result of this evaluation and based on the accounting guidance, we have revised our consolidated financial statements for the years ended December 31, 2008 and 2007 to reflect the cumulative impact of this correction. We do not consider the aforementioned changes to the consolidated financial statements to be material.

The following tables summarize the effects of the restatements and the revision of the immaterial errors on the Consolidated Financial Statements as of and for the years ended December 31, 2008 and 2007 (in thousands):

	Balance Sheet as of December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Inventories, net	$96,013	$(821)	(a)	$95,192
Property, Plant and Equipment, net	208,968	56	(a)	209,024
Deferred Income Taxes - Current	10,996	(80)	(d)	10,916
Prepaid and Other Assets	13,533	6,157	(e)	19,690
Deferred Income Taxes - Non-Current	9,066	1,373	(d)	10,439
Income Taxes Payable	8,297	(244)	(d)	8,053
Accrued and Other Current Liabilities	16,228	7,085	(a,b,e,f)	23,313
Contributed Surplus	15,708	(806)	(f)	14,902
Retained Earnings	142,752	(795)		141,957
Accumulated Comprehensive Income	22,186	1,445	(c,d)	23,631

	Statement of Income for the Year Ended December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Cost of Sales and Services	$399,197	$780	(a)	$399,977
Selling, General and Administrative	49,005	64	(b)	49,069
Foreign Exchange (Gains) Losses	(374)	560	(c)	186
Income Before Income Taxes	72,176	(1,404)		70,772
Income Tax Provision	19,270	1,579	(d)	20,849
Net Income	52,906	(2,983)		49,923
Earnings per share:
Basic	$1.42	$(0.08)		$1.34
Diluted	$1.40	$(0.08)		$1.32

	Statement of Cash Flows for the Year Ended December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised

Net cash provided by operating activities	$76,747	$280	(a)	$77,027
Net cash used in investing activities	(58,176)	(280)	(a)	(58,456)
Net cash (used in) provided by financing activities	(19,520)	––		(19,520)

	Statement of Income for the Year Ended December 31, 2007
	December 31, 2007 as previously reported	Adjustments		December 31, 2007 as revised
Cost of Sales and Services	$357,844	$488	(a)	$358,332
Selling, General and Administrative	44,003	(119)	(b)	43,884
Income Before Income Taxes	42,465	(369)		42,096
Income Tax Provision	10,163	(134)	(d)	10,029
Net Income	32,302	(235)		32,067

    The restatement and the revision of the immaterial errors had no impact on cash provided by operating activities, cash used in investing activities or cash used in financing activities for the year ended December 31, 2007.

(a)
We did not properly accrue certain costs related to litigation reserves, workers compensation, depreciation and payroll taxes for the years ended December 31, 2008 or 2007. As a result of these errors, Cost of Sales and Services was misstated. We recorded an increase of $0.8 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively, with corresponding adjustments to Inventories, net, Property, Plant and Equipment, net and Accrued and Other Current Liabilities to correct this misstatement.

(b)
We did not properly record certain costs for the years ended December 31, 2008 or 2007 related to compensation. As a result of this error, Selling, General & Administrative expenses were misstated. We recorded an increase to expense of $0.1 million and a decrease to expense of $0.1 million for the years ended December 31, 2008 and 2007, respectively, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

(c)
We did not properly record foreign exchange losses during the year ended December 31, 2008 related to the re-measurement of certain intercompany accounts. As a result of this error, Foreign Exchange Losses (Gains) were overstated by $0.6 million. We recorded an increase to expense of $0.6 million during the year ended December 31, 2008 with a corresponding increase to Accumulated Comprehensive Income to correct this misstatement.

(d)
We did not properly record the foreign exchange impact for deferred tax balances for the years ended December 31, 2008 or 2007. We recorded an increase to the tax provision of $1.6 million and a decrease to the tax provision of $0.1 million for the years ended December 31, 2008 and 2007, respectively, with corresponding adjustments to Deferred Income Taxes and Accumulated Comprehensive Income to correct these misstatements. These adjustments also reflect the tax effect of the pre-tax errors noted above, with corresponding adjustments to Income Taxes Payable and Deferred Income Taxes.

(e)
The December 31, 2008 balance for outstanding prepaid Value Added Taxes was misclassified on the balance sheet. Accordingly, we corrected this error by increasing Prepaid and Other Assets by $6.2 million and increasing Accrued and Other Current Liabilities by $6.2 million.

(f)
Canadian dollar-denominated stock option awards previously issued to non-Canadian employees qualify for liability classification due to our voluntary delisting from the TSX effective June 30, 2008. The fair value of these awards was approximately $0.8 million and is included in Accrued and Other Current Liabilities with a corresponding adjustment to Contributed Surplus.

RESULTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

Revenues for the year ended December 31, 2009 were $356.5 million, compared to $534.9 million in 2008, a decrease of $178.4 million, or 33%. This decrease is primarily due to a $116.5 million decrease in the Top Drive segment, a $48.2 million decrease in the Tubular Services segment and a $13.7 million decrease in the CASING DRILLING segment. Results for each business segment are discussed in further detail below.

Operating (Loss) Income for the year ended December 31, 2009 was a loss of $14.8 million, compared to income of $74.8 million in 2008, a decrease of $89.6 million. This decrease is primarily due to lower revenues in all of our segments, decreased margins due to severe pricing pressures associated with the current economic and market conditions, $14.4 million of impairment charges incurred to reduce the carrying amount of our global inventory to net realizable value, $3.6 million of impairments for fixed assets held for sale, $6.0 million in expenses for litigation reserves and $4.0 million in severance and relocation costs. Results for each business segment are discussed in further detail below.

Net (Loss) Income for the year ended December 31, 2009 was a loss of $5.3 million, or $0.14 per diluted share, compared to income of $49.9 million in 2008, or $1.32 per diluted share, a decrease of $55.2 million. This decrease primarily results from decreased operating income discussed above and a $1.2 million increase in Foreign Currency Losses from a loss of $0.2 million in 2008 to a loss of $1.4 million in 2009 due to the comparative strengthening of the Canadian dollar versus the U.S. dollar during 2009, offset by a $2.6 million decrease in interest expense due to lower average debt balances and decreased interest rates during 2009.

Revenues and Operating (Loss) Income by segment and Net (Loss) Income for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Years Ended December 31,
	2009		2008
		% of Revenues		% of Revenues	% Change
REVENUES
Top Drive
-Sales	$91,398		$164,160
-Rental services	83,845		111,959
-After-market support	49,610		65,313
Total Top Drive	224,853	63	341,432	64	(34)
Tubular Services
-Conventional	22,859		79,417
-Proprietary	95,440		87,046
Total Tubular Services	118,299	33	166,463	31	(29)
-CASING DRILLING	13,326	4	27,047	5	(51)
Total Revenues	$356,478	100	$534,942	100	(33)

OPERATING (LOSS) INCOME
Top Drive	$49,532	22	$106,822	31	(54))
Tubular Services	(2,942)	(2)	22,474	14	(113)
CASING DRILLING	(21,013)	(158)	(12,605)	(47)	(67)
Research and Engineering	(7,431)	n/a	(11,049)	n/a	33
Corporate and Other	(32,945)	n/a	(30,795)	n/a	(7)
Total Operating Income	$(14,799)	(4)	$74,847	14	(120)

NET (LOSS) INCOME	$(5,265)	(1)	$49,923	9	(111)

Top Drive Segment

Our Top Drive segment is comprised of top drive sales, after-market sales and support and top drive rental activities.

Revenues—Revenues for the year ended December 31, 2009 decreased $116.5 million, or 34%, compared to 2008, primarily driven by a $72.7 million decrease in top drive sales, a $28.1 million decrease in top drive rental services and a $15.7 million decrease in top drive after-market support.

    Revenues from top drive sales decreased $72.7 million, or 44%, to $91.4 million as compared to 2008 in connection with the current downturn in the drilling industry. During 2009, we sold 90 top drive units, of which 79 were new units and 11 were used units. During 2008, we sold 137 top drive units, of which 118 were new units and 19 were used units. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. When top drive units in our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used units sold in 2009 and 2008 were $10.4 million and $20.1 million, respectively.

 Revenues from top drive rental service activities decreased $28.1 million, or 25%, to $83.8 million as compared to 2008, primarily due to a decrease in the number of rental operating days during 2009, particularly in North America where, according to Baker Hughes, active drilling activity declined in excess of 30% over the past 12 months. Demand for our top drive rental services is directly tied to active rig count; on a year-over-year basis, we estimate that the worldwide active rig count has declined in excess of 20%. The number of top drive operating days and average daily operating rates for 2009 and 2008 and the number of rental units in our fleet at year-end 2009 and 2008 were as follows:

	Years Ended December 31,
	2009	2008
Number of operating days	18,218	23,171
Average daily operating rates	$4,294	$4,427
Number of units in rental fleet, end of year	117	126

We define an operating day as a day that a unit in our rental fleet is under contract and operating. We do not include stand-by days in our definition of an operating day.

A stand-by day is a day in which we are paid an amount, which may be less than the full contract rate, to have a top drive rental unit available to a customer but that unit is not operating. In 2009, stand-by revenues from rental services decreased $3.8 million to $5.6 million due to decreased operating demand for our top drive rental units.

In addition to selling top drive units, we provide after-market sales and service to support our installed base. Revenues from after-market sales and service decreased $15.7 million to $49.6 million for 2009 as compared to $65.3 million in 2008, primarily due to the current year’s decline in active rig count and drilling activities. The steep drop in rig count substantially decreased the available number operating top drives in need of repairs, thus shrinking the market for after-market sales and service. In an effort to minimize costs, many drilling contractors also began to perform their own maintenance on units we have historically maintained. Accordingly, our customers have decreased their demand for after-market parts and maintenance and repair services. This decrease in demand has also resulted in pricing pressures and thus, decreased revenues per job.

Operating Income—Top Drive Operating Income for the year ended December 31, 2009 decreased $57.3 million to $49.5 million compared to 2008. This decrease was primarily driven by the decrease in the number of top drive units sold in 2009 compared to 2008 (90 units in 2009 compared to 137 units in 2008), a $3.8 million legal settlement and $1.3 million in severance costs. Operating margins were negatively impacted by pricing pressures on our after-market sales and service businesses, as described above. Additionally, we performed an analysis of our Top Drive inventory parts in connection with our current backlog, continued depressed demand for drilling and related services and operating forecasts. Based on this analysis, we recorded a charge of $5.4 million to reflect the net realizable value of our Top Drive inventory. These charges were partially offset by a $1.6 million gain on the sale of certain ancillary Top Drive equipment and a $1.3 million gain on the sale of a building and property located in Canada.

Tubular Services Segment

Revenues—Revenues for the year ended December 31, 2009 decreased $48.2 million, or 29%, to $118.3 million as compared to 2008. The decrease in revenues reflects a $56.6 million, or 71%, decrease in conventional casing running revenues, offset by an increase of approximately $8.4 million, or 10%, in proprietary revenues.

    Our conventional business is primarily conducted in North America and has been severely impacted by the decline in active rig count discussed above. We provide equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations. Our conventional Tubular Services business generated revenues of $22.9 million in 2009, a decrease of $56.6 million from 2008, primarily due to declining industry operating conditions during 2009 and our shift in job focus from conventional to proprietary services. During 2009, we continued to gain market acceptance of our services that use our proprietary and patented technology.

Our proprietary tubular services business generated revenues of $95.4 million in 2009, an increase of $8.4 million, or 10%, from 2008, which is primarily due to our proprietary job activity. Our proprietary job count increased from 1,971 in 2008 to 2,554 in 2009 and is a reflection of increased utilization of our CDS tools. Most of the U.S. drilling activity in 2009 was in several shale formations that require directional and horizontal drilling techniques, which are a good application for our proprietary service offerings. While the number of jobs performed has increased, revenues per job has been negatively impacted by pricing pressures. In certain cases, we strategically lowered our prices to obtain multi-well projects. Our revenues related to the sale of CDS and related equipment and revenues from MCLRS projects decreased by approximately $6.2 million and $1.6 million, respectively, from 2008 as a result of depressed economic conditions affecting capital spending in North America and throughout the world.

Operating Income (Loss)—Tubular Services’ operating income for the year ended December 31, 2009 decreased $25.4 million to a loss of $2.9 million compared to 2008. The decrease was primarily driven by decreased revenues and depressed margins resulting from pricing pressures as discussed above, $1.8 million in impairments of assets held for sale and severance costs of $0.4 million. Additionally, we performed an analysis of our Tubular Services inventory parts in connection with our operating activities for the past two years and operating forecasts. Based on this analysis, we recorded a charge of $2.0 million to reflect the net realizable value of our Tubular Services inventory.

CASING DRILLING Segment

Revenues—Revenues for 2009 were $13.3 million compared to $27.0 million in 2008, a decrease of $13.7 million or 51%. The decrease in 2009 was attributable to a decline in available work, particularly in Latin America and the U.S., in connection with current industry operating conditions.

Operating Income (Loss)—CASING DRILLING’s operating loss for the year ended December 31, 2009 increased $8.4 million to $21.0 million compared to a loss of $12.6 million in 2008. During the year ended December 31, 2009, we performed an analysis of our CASING DRILLING inventory to determine excess or slow moving items based on our operating activities and projections of future demand. Due to the ongoing technological advances in our CASING DRILLING technology, combined with the usage forecasts inherent in the analysis, we recorded a charge of $7.0 million to reflect the net realizable value of our CASING DRILLING inventory. Operating losses were also negatively impacted by $1.8 million in impairments of assets held for sale, a $0.5 million loss on the sale of operating assets and severance costs of $0.2 million, partially offset by reduced management and overhead expenses. We continue to establish the infrastructure needed to supply our CASING DRILLING services in locations around the world.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of activities related to the design and enhancement of our top drive models and proprietary equipment and were $7.4 million for 2009, a decrease of $3.6 million from 2008’s operating expenses of $11.0 million. This decrease is primarily due to decreased product development activities on our top drive models and our focus on reducing costs during 2009. We will continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other

Corporate and Other expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other’s operating loss for the year ended December 31, 2009 increased $2.1 million to a $33.0 million loss compared to 2008. This increase is primarily due to $2.2 million in legal settlements and $1.4 million in severance costs, partially offset by a $3.8 million decrease in bonus accruals and a $1.5 million decrease in marketing expenses during the current year’s period. In addition, our non-cash stock compensation expense decreased $0.9 million during the current period related to performance stock units, which declined in value in response to the current year’s operating levels.

Net (Loss) Income (in thousands):

	2009		2008
		% of Revenues		% of Revenues
OPERATING (LOSS) INCOME	$(14,799)	(4)	$74,847	14
Interest Expense	1,891	1	4,503	1
Interest Income	(958)	––	(349)	––
Foreign Exchange Losses (Gains)	1,360	––	186	––
Other Expense (Income)	513	––	(265)	––
Income Taxes	(12,340)	(4)	20,849	4
NET (LOSS) INCOME	$(5,265)	(1)	$49,923	9

Interest Expense— Interest expense for 2009 decreased $2.6 million compared to the previous year. This decrease was a result of decreased debt and a 293-basis point decrease in the weighted average interest rate during the current year due to market conditions. During the year ended December 31, 2009, average daily debt balances were $37.2 million; approximately $31.1 million lower than 2008.

Interest Income—Interest income for 2009 increased $0.6 million to $1.0 million, primarily due to $0.8 million in interest received on an overpayment of prior years’ U.S. federal income taxes.

Foreign Exchange Losses (Gains) — Foreign exchange losses were $1.4 million in 2009 and $0.2 million in 2008, primarily due to the comparative weakening of the Canadian dollar versus the U.S. dollar.

Other Income—Other Income includes non-operating income and expenses, including investment activities. The following is a detail of the significant items that are included in Other Expense (Income) for 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Accrued penalties assessed by taxing authorities	697	––
Other	(184)	(265)
Other Expense (Income)	$513	$(265)

For a description of these items, see Notes 3, 9 and 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

    Our effective tax rate for 2009 was 70% compared to 30% in 2008. The 2009 effective tax rate reflects the recognition of a $4.5 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.3 million tax benefit for research and development credits generated during 2009, a $1.5 million tax benefit associated with a reduction in the valuation allowance established against foreign subsidiary net operating loss carryforwards and cumulative net tax benefits of $3.8 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The 2009 effective tax rate also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction and $0.7 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

    The 2008 effective tax rate reflects a $0.8 million tax benefit for research and development credits generated during 2008 offset by a $1.2 million charge related to valuation allowances established against foreign subsidiary losses, a $2.1 million charge related to foreign exchange gains, and a $1.1 million charge related to a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in our foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.

For a further description of income tax matters, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Years Ended December 31, 2008 and 2007

Revenues for the year ended December 31, 2008 was $534.9 million, compared to $462.4 million in 2007, an increase of $72.5 million, or 16%. This increase is primarily due to a $52.3 million increase in the Top Drive segment, a $12.4 million increase in CASING DRILLING revenues and a $7.8 million increase in the Tubular Services segment.

Operating Income for the year ended December 31, 2008 was $74.8 million, compared to $48.2 million in 2007, an increase of $26.6 million. This increase is primarily attributable to increased operating income in the Top Drive and in the Tubular Services segments, decreased losses from our CASING DRILLING segment and decreased costs in our Research and Engineering segment, partially offset by increased Corporate and Other expenses. Results for each business segment are discussed in further detail below.

Net Income for the year ended December 31, 2008 was $49.9 million, or $1.32 per diluted share, compared to $32.1 million in 2007, or $0.86 per diluted share, an increase of $17.9 million. This increase primarily results from increased operating income discussed above and a $2.7 million change in foreign currency losses from a loss of $2.9 million in 2007 to a loss of $0.2 million in 2008 due to the strengthening of the U.S. dollar during 2008, partially offset by a $0.8 million decrease in interest income due to interest received on a Mexican tax deposit during 2007.

Revenues and operating income by segment and net income for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Years Ended December 31,
	2008		2007
		% of Revenues		% of Revenues	% Change
REVENUES
Top Drive
-Sales	$164,160		$127,592		29
-After-Market Support	65,313		51,872		26
-Rental Services	111,959		109,681		2
Total Top Drive	341,432	64	289,145	63	18
Tubular Services (1)
-Conventional(2)	79,417		92,923		(15)
-Proprietary(2)	87,046		65,732		32
Total Tubular Services	166,463	31	158,655	34	5
CASING DRILLING	27,047	5	14,578	3	86
Total Revenues	$534,942	100	$462,378	100	16

OPERATING INCOME(3)
Top Drive	$106,822	31	$80,477	28	33
Tubular Services	22,474	14	23,654	15	(5)
CASING DRILLING	(12,605)	(47)	(14,082)	(97)	10
Research and Engineering	(11,049)	n/a	(12,011)	n/a	8
Corporate and Other	(30,795)	n/a	(29,887)	n/a	(3)
Total Operating Income	$74,847	14	$48,151	10	55

NET INCOME	$49,923	9	$32,067	7	56

(1)	At the end of 2008, we commenced the presentation of our Tubular Services business and CASING DRILLING as two separate segments. Accordingly, we have reclassified prior year revenues of approximately $14.6 million and prior year operating losses of approximately $14.1 million from the former Casing Services segment to the CASING DRILLING segment to conform to current year presentation.

(2)
At the end of 2007, we commenced the presentation of Tubular Services revenues according to two categories: conventional and proprietary. Prior to January 1, 2008, MCLRS and certain part sales and services were included with conventional services. However, since these activities use proprietary and patented technology, we now include them with our proprietary information. Accordingly, we have reclassified prior year revenues of approximately $15.3 million related to these sales from conventional to proprietary to conform to our current year presentation.

(3)
We incur costs directly and indirectly associated with our revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenues, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In prior years, we allocated total overhead costs at a consolidated level based on a percentage of global revenues. During 2008, we identified and captured, where appropriate, the specific operating segments in which we incurred overhead costs at the business unit level. Using this information, we reclassified our prior year segment operating results to conform to the current year presentation. These reclassifications resulted in an increase of $12.3 million in operating income in the Top Drive segment and a corresponding decrease of $12.3 million in the Tubular Services segment for the year ended December 31, 2007.

Top Drive Segment

Our Top Drive segment is comprised of top drive sales, after-market sales and support and top drive rental activities.

Revenues—Revenues for the year ended December 31, 2008 increased $52.3 million compared to 2007, primarily driven by a $36.6 million increase in top drive sales, a $13.4 million increase in top drive after-market support and a $2.3 million increase in top drive rental services.

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

Revenues from top drive rental activities increased $2.3 million, or 2%, to $112.0 million as compared to 2007, primarily due to an increase in the number of operating days, slightly offset by a decline in standby revenues. The increase in rental days was due to the increased size and utilization rates for our rental fleet, but offset by downtime associated with used units being removed from operations to be prepared for sale. We sold 19 used units from our rental fleet in 2008, and added 35 units. We also experienced downtime between when the new units were manufactured and when the new units were mobilized for operations. The number of top drive operating days and average daily operating rates for 2008 and 2007 and the number of rental units in our fleet at year-end 2008 and 2007 were as follows:
	Years Ended December 31,
	2008	2007
Number of operating days	23,171	23,086
Average daily operating rates	$4,427	$4,310
Number of units in rental fleet, end of year	126	110

We define an operating day as a day that a unit in our rental fleet is under contract and operating. We do not include stand-by days in our definition of an operating day.

A stand-by day is a day in which we are paid an amount, which may be less than the full contract rate, to have a top drive rental unit available to a customer but that unit is not operating. In 2008, stand-by revenues from rental services decreased $1.1 million to $9.4 million due to increased operating demand for our top drive rental units.

Operating Income—Top Drive Operating Income for the year ended December 31, 2008 increased $26.3 million to $106.8 million compared to 2007. This increase was primarily driven by the increase in the number of top drive units sold in 2008 compared to 2007 (137 units in 2008 compared to 122 units in 2007), higher sales margins on our used top drive sales and growth in our high-margin aftermarket sales and services. Partially offsetting this increase in 2008 were lower margins in our rental business due to costs related to revitalizing our fleet in North America, start-up costs related to new contracts in certain international markets, particularly Mexico, and increased maintenance, refurbishment and recertification costs due to the high utilization of our rental fleet.

Tubular Services Segment

Revenues—Revenues for the year ended December 31, 2008 increased $7.8 million to $166.5 million as compared to 2007. The increase in revenues reflects an increase of approximately $21.3 million, or 32%, in proprietary revenues, offset by a $13.5 million, or 15%, decrease in conventional casing running revenues as we shifted our focus to gaining market share and market acceptance of our proprietary product offerings.

Tubular services proprietary revenues are principally generated from our casing and tubing business, utilizing our proprietary casing running technology and the sale of our CDS units and related equipment. Additionally, our proprietary Tubular Service business includes the installation service of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology which improves the quality of the installation of high-end well completions. Prior to January 1, 2008, MCLRS and certain part sales and services were included with conventional services. Since MCLRS is a proprietary and patented technology, we now include this and related activity with our proprietary information. Accordingly, we have reclassified prior year revenues related to MCLRS from conventional to proprietary. Our proprietary tubular services business generated revenues of $87.1 million in 2008, an increase of $21.4 million, or 32%, from 2007, which is primarily due to our proprietary job activity as our job count increased from 1,406 in 2007 to 1,971 in 2008. The proprietary job count increase is a reflection of our increased utilization of our CDS tools. In addition, our proprietary Casing Drive System fleet which increased from 177 units at December 31, 2007 to 239 units at December 31, 2008. Our revenues related to the sale of CDS and related equipment decreased by approximately $5.7 million from 2007. MCLRS revenues also decreased $5.2 million to $7.8 million in 2008 compared to 2007 as we focused our services on international opportunities.

Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations. Our conventional Tubular Services business generated revenues of $79.4 million in 2008, a decrease of $13.5 million from 2007, primarily due to our shift in job focus from conventional to proprietary services.

Operating Income—Tubular Services’ operating income for the year ended December 31, 2008 decreased $1.2 million to $22.5 million compared to 2007. The decrease was primarily driven by increased depreciation expenses and fuel prices. Our operating income was also affected by costs associated with closing some non-producing districts and the start-up costs of international projects.

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

Corporate and Other

Corporate and Other is primarily comprised of the corporate level general and administrative expenses and corporate level selling and marketing expenses. Corporate and Other’s operating loss for the year ended December 31, 2008 increased $0.9 million to a $30.9 million loss compared to 2007. This increase is primarily due to a $0.5 million in legal expenses due to the status of our ongoing legal cases, and a $1.7 million increase in salaries and incentive compensation based on the company’s financial performance during 2008, partially offset by decreased computer expenses.

Net Income (in thousands):
	Years Ended December 31,
	2008		2007
		% of Revenues		% of Revenues
OPERATING INCOME	$74,847	14	$48,151	10
Interest Expense	4,503	1	4,324	1
Interest Income	(349)	––	(1,150)	––
Foreign Exchange Losses	186	––	2,899	––
Other Income	(265)	––	(18)	––
Income Taxes	20,849	4	10,029	2
NET INCOME	$49,923	9	$32,067	7

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

Interest Income—Interest income for 2008 decreased $0.8 million to $0.3 million, primarily due to $0.4 million in interest received on a Mexico tax deposit during 2007.

Foreign Exchange (Gains) Losses— Foreign exchange (gains) losses increased $2.7 million from a loss of $2.9 million in 2007 to a loss of $0.2 million in 2008. This change is primarily due to the comparative weakening of the Canadian dollar between the two periods, offset by a $0.8 million loss on settling certain foreign currency contracts during 2008. During the year ended December 31, 2007, we entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. During 2008, we terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million. We replaced them with 14 foreign monthly currency forward contracts that we subsequently terminated during 2008, recognizing a loss from inception of $0.2 million. We were not party to foreign currency forward contracts as of December 31, 2008. For further discussion regarding our foreign exchange losses, please see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Other Income—Other Income includes non-operating income and expenses, including investment activities. Following is a detail of the significant items that are included in Other (Income) Expense for 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007
Expiration of Turnkey Warrants	$––	$1,176
Reversal of accrued interest and penalties related to Mexico tax claim	––	(1,341)
Other	(265)	147
Other Income	$(265)	$(18)

    For a description of these items, see Notes 3, 9 and 11 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

    Our effective tax rate for 2008 was 30% compared to 24% in 2007. The 2008 effective tax rate reflects a $0.8 million tax benefit for research and development credits generated during 2008 offset by a $1.2 million charge related to valuation allowances established against foreign subsidiary losses, a $2.1 million charge related to foreign exchange gains, and a $1.1 million charge related to a reduction in deferred tax assets attributable to a change in the period in which we expect to utilize such assets. The 2007 effective tax rate reflects a $2.2 million tax benefit related to foreign exchange losses offset by a $1.7 million charge associated with a reduction in deferred tax assets attributable to a change in the period in which we except to utilize such assets.

    No provision is made for taxes that may be payable on the repatriation of accumulated earnings in our foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.

For a further description of income tax matters, see Note 9 to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

LITIGATION AND CONTINGENCIES

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. As described in Part I, Item 3, “Legal Proceedings” and in Notes 9 and 11 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” we are currently subject to litigation regarding certain competitor patents tax assessments and employment issues. Our estimates of exposure related to this litigation represent our best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings. We do not believe that any such proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash and cash equivalents or debt position as of December 31, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2009	2008
Cash	$39,930	$20,619
Current portion of long term debt	––	(10,171)
Long term debt	(8,600)	(39,400)
Net Cash (Debt)	$31,330	$(28,952)

The conversion from a Net Debt position to a Net Cash position during 2009 was primarily the result of collecting accounts receivable that were outstanding as of December 31, 2008, partially offset by using cash collected to fund our operations and using our cash provided by operations to reduce our outstanding debt balances by $41.0 million. We have reported Net Cash (Debt) because we regularly review Net Cash (Debt) as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement.

Our current credit agreement (the “Credit Agreement”) provides for up to $145 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $10.0 million as of December 31, 2008 with required quarterly payments through October 31, 2009. The Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In March 2008, we entered into a second amendment to the Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of December 31, 2009, we had $6.2 million in letters of credit outstanding under our credit facility and $130.2 million available under the Revolver. The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants.

The Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Credit Agreement, we are prohibited from incurring any additional indebtedness outside the existing Credit Facility, in excess of $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Credit Agreement is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010.

During 2009, our capital expenditures were $17.3 million, down from 2008 expenditures of $79.6 million. In 2008, we established a top drive fleet revitalization initiative, under which we sold 19 used top drives from the rental fleet and replaced them with 35 new units. The remaining decrease in our capital expenditures during 2009 was due to our control over spending in response to operating conditions throughout the year. We project our capital expenditures for 2010 to be between $20 to $30 million based on current market conditions. The planned increase from our 2009 capital spending levels is directly related to our forecasted rate of industry recovery from 2009 conditions, along with our 2010 strategy to judiciously apply our capital spending in markets that will perform in spite of the worldwide economic slowdown.

As of December 31, 2009, we believe that we are in compliance with our debt covenants in the Credit Agreement. For further description of the Amended Credit Agreement, see Note 7 to the Consolidated Financial Statements in this Form 10-K (Financial Statements and Supplementary Data).

Outstanding borrowings under our revolving credit facility were $8.6 million as of December 31, 2009 and our term loan was paid in full by the October 31, 2009 maturity date. Our credit facility is maintained by a syndicate of seven banks, none of which have indicated any insolvency issues to us.

The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a significant negative impact on the oil and gas industry. These events have contributed to a sharp decline in crude oil and natural gas prices, weakened markets and a sharp drop in demand. In response to these conditions, we evaluated the carrying value of our global inventory. This analysis included part-by-part evaluation of inventory turnover and projected sales estimates based on the current operating environment and the timing of forecasted economic recovery. Based on this analysis, we recorded a charge of $14.4 million to reflect the net realizable value of that inventory. This impairment charge was recorded in our operating segments as follows: Top Drive ($5.4 million), Tubular Services ($2.0 million) and CASING DRILLING ($7.0 million).

Our investment in working capital, excluding cash and current portion of long term debt, decreased $20.8 million to $112.4 million at December 31, 2009 from $133.3 million at December 31, 2008. The decrease during 2009 was primarily attributable to collections of outstanding accounts receivable and the inventory impairment charge discussed above, offset by a decrease in our accounts payable.

Following is the calculation of working capital, excluding cash and current portion of long term debt, at December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Current Assets	$211,700	$244,164
Current Liabilities	(59,325)	(100,447)
Working Capital	152,375	143,717
Less:
Cash and Cash Equivalents	(39,930)	(20,619)
Current Portion of Long Term Debt	––	10,171
Working Capital, Excluding Cash and Current Portion of Long Term Debt	$112,445	$133,269

We believe that during 2010, cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund our working capital needs and capital expenditures.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long term debt obligations	$8,600	$––	$8,600	$––	$––
Operating lease obligations	13,050	4,406	4,797	1,901	1,946
Interest	1,073	444	629	––	––
Manufacturing purchase commitments	11,356	11,356	––	––	––
	$34,079	$16,206	$14,026	$1,901	$1,946

Future interest payments were forecast based upon the applicable rate in effect at December 31, 2009 of 1.99% for the Secured Revolver.

Major Customers and Credit Risk

Our accounts receivable are principally with major international and state oil and gas service and exploration and production companies and are subject to normal industry credit risks. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, including the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems, which may impact our ability to collect those accounts receivable. During 2009, the economic downturn and related credit crisis created significant pressures on our customers. In response to these conditions, we monitored customers who were at-risk for non-payment and, as a result, lowered available credit extended to those customers or established alternative arrangements, including increased deposit requirements or payment schedules.

For the years ended December 31, 2009, 2008 and 2007, no single customer represented more than 10% of total revenues.

ENVIRONMENTAL MATTERS

During 2009, we completed the sale of a building and land located in Canada. We incurred approximately $0.1 million and $0.9 million during the years ended December 31, 2009 and 2008, respectively, in soil remediation costs to prepare the property for sale. These costs were capitalized as an increase in the property’s net book value. Other than these expenditures, we did not incur any material costs in 2009, 2008 or 2007 as a result of environmental protection requirements, nor do we anticipate environmental protection requirements to have any material financial or operational effects on our capital expenditures, earnings or competitive position in future years.

TRANSACTIONS WITH RELATED PARTIES

Bennett Jones LLP

Our primary outside counsel in Canada is Bennett Jones LLP. One of our directors is counsel at Bennett Jones LLP. During each of the years 2009, 2008 and 2007, we paid approximately $0.1 million, $0.4 million and $0.4 million, respectively, for services from Bennett Jones LLP, excluding reimbursement by us of patent filing fees and other expenses. We believe that the rates we paid Bennett Jones LLP for services are on terms similar to those that would have been available from other third parties.

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

Foreign Currency Translation—The U.S. dollar is the functional currency for most of our worldwide operations. For foreign operations where the local currency is the functional currency, specifically our Canadian operations, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated comprehensive income in shareholders’ equity. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resultant exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. Our primary exposure with respect to foreign currency exchange rate risk is the change in the U.S. dollar/Canadian dollar exchange rate. Historically, this exchange rate has fluctuated within approximately 20% of the U.S. dollar, and we have recognized a corresponding foreign exchange gain or loss. We cannot accurately predict the amount or variability of future exchange rate fluctuations. Accordingly, the amount of gains or losses recognized in the future may vary significantly from historically reported amounts.

Revenue Recognition—We recognize revenues from product sales when the earnings process is complete and collectability is reasonably assured when title and risk of loss of the equipment is transferred to the customer, with no right of return. Revenues in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenues from these arrangements are recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For revenues other than product sales, we recognize revenues as the services are rendered based upon agreed daily, hourly or job rates.

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

Excess and Obsolete Inventory Provisions—Our inventory consists primarily of specialized tubular services and casing tool parts, spare parts, work in process, and raw materials to support our ongoing manufacturing operations and our installed base of specialized equipment used throughout the world. Customers rely on us to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. Our estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for our customers, political stability in major oil and gas producing areas and the potential obsolescence of various types of equipment we sell, among other factors. Quantities of inventory on hand are reviewed periodically to ensure they remain active part numbers and the quantities on hand are not excessive based on usage patterns and known changes to equipment or processes. Our primary exposure with respect to estimating our provision for excess and obsolete inventory is our assumption regarding the projected quantity usage patterns. These estimates are based on historical usage and operating forecasts and are reviewed for reasonableness on a periodic basis. In response to 2009’s economic and industry conditions, we evaluated the carrying value of our global inventory. This analysis included part-by-part evaluation of inventory turnover and projected sales estimates based on the current operating environment and the timing of forecasted economic recovery. Based on this analysis, we recorded a charge of $14.4 million to reflect the net realizable value of that inventory. Significant or unanticipated changes in business conditions and/or changes in technologies could impact the amount and timing of any additional provision for excess or obsolete inventory that may be required.

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

Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets held and used and estimating future operating activities. We had no impairment charges on long-lived assets held and used during the years ended December 31, 2009 or 2008. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to impairment losses that could be material to our results of operations.

During the year ended December 31, 2009, we made the decision to sell certain operating assets within the next 12 months. These fixed assets had a carrying amount of $3.9 million, and were written down to their estimated realizable value of $0.3 million during the year ended December 31, 2009. The estimated realizable fair value was derived from quotations received from independent third parties. The resulting impairment charge of $3.6 million is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income for the year ended December 31, 2009.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level and perform our goodwill impairment test annually or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of our analysis, we estimate the fair value for the reporting unit based on discounted cash flows (the income approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Based on our analysis performed for the year ended December 31, 2009, if we were to increase the discount rate by 300 basis points while keeping all other assumptions constant, there would be no impairment in the reporting unit. Inherent in our projections are key assumptions relative to how long the current downward cycle might last. Furthermore, the financial and credit market volatility directly impacts our fair value measurement through our weighted-average cost of capital that we use to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long term trend. While we believe the assumptions made are reasonable and appropriate, we will continue to monitor these, and update our impairment analysis if the cycle downturn continues for longer than expected.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Income Taxes—We use the liability method which takes into account the differences between financial statement treatment and tax treatment of certain transactions, assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. By their nature, tax laws are often subject to interpretation. In those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Unforeseen events and industry conditions may impact forecasts of future taxable income which, in turn, can affect the carrying value of the deferred tax assets and liabilities and impact our future reported earnings. The level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. A change in our forecast of future taxable income, or changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with our deferred tax assets, which could have a material effect on net income.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to existing accounting standards to improve disclosures regarding fair value measurements and, thus, increase the transparency in financial reporting. The update provides that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the update clarifies the requirements of the existing disclosures as follows: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We will adopt these provisions and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued updated guidance that allows for more flexibility in determining the value of separate elements in revenue arrangements with multiple deliverables. This guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. All entities must adopt no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Upon adoption, entities may choose between the prospective application for transactions entered into or materially modified after the date of adoption, or the retroactive application for all revenue arrangements for all periods presented. Disclosures will be required when changes in either those judgments or the application of this guidance significantly affect the timing or amount of revenue recognition. We will adopt these provisions on January 1, 2011 and the adoption is not expected to have a material impact on the consolidated financial statements.

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

In April 2009, the FASB issued new guidance that requires registrants to disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position. We adopted the updated guidance for the interim reporting period ended March 31, 2009 and the adoption did not have a material impact on our consolidated financial statements.

SHARE CAPITAL

We have an unlimited number of Common Shares authorized for issuance. At February 25, 2010, there were 37,752,911 Common Shares issued and outstanding. At December 31, 2009, there were 1,767,036 outstanding options and 850,751 restricted stock awards exercisable into Common Shares.

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

We were not party to any derivative financial instruments during the year ended December 31, 2009.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. The fair value of our debt related to our credit facility at December 31, 2009 was approximately $8.2 million. A one percent change in interest rates would increase or decrease interest expense $0.1 million annually based on amounts outstanding at December 31, 2009.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks. The recent volatility in the capital and credit markets could have a significant impact on our industry and us directly. Please see Part I, Item 1A, “Risk Factors,” for further discussion of these recent risks.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2009, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of December 31, 2009.  Specifically, an effective control was not operating to ensure that accounting changes were completely and accurately recorded on a timely basis for the adoption of a new tax law in Canada during the first quarter 2009.  Additionally, this control was not sufficiently designed to ensure that deferred taxes denominated in a currency other than the functional currency were appropriately calculated and re-measured on a timely basis. This control deficiency resulted in misstatements of the deferred tax assets, the income tax provision, foreign exchange gains and losses, cumulative translation adjustments accounts and related financial disclosures.  This control deficiency also resulted in restatements of the Company’s condensed consolidated financial statements as of and for each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and resulted in audit adjustments to the Company's consolidated financial statements as of and for the year ended December 31, 2009.   Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control-Integrated Framework issued by the COSO.

    The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter and year ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Subsequent to December 31, 2009, our management has taken immediate action to begin remediating the material weakness identified by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes.  Specifically, we plan to establish and design controls to identify and properly account for significant changes or events impacting the Company’s tax accounts, such as significant changes to tax laws including the following:

•
In addition to its performance on an annual basis, the Company will prepare a tax basis balance sheet and related reconciliation upon the occurrence of significant changes or events impacting the Company’s tax accounts, such as significant changes in tax laws, during the quarter in which such events occur.

•	Increasing the use of expert outside service providers to review the tax implications of such events when determined to be necessary.
•	Automation through the general ledger system of the re-measurement of the Company's Canadian deferred tax accounts denominated in a currency other than the local function currency.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Items 9 through 13 will be included in TESCO’s Proxy Statement for our 2010 Annual Meeting of the Shareholders, and are incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included under the section captioned “Election of Directors (Proposal 1)” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be included under the sections captioned “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors (Proposal 2)” in our Proxy Statement for the 2010 Annual Meeting of Shareholders, which information is incorporated into this Annual Report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements

Page No.
		Report of Independent Registered Public Accounting Firm	F-2

		Consolidated Balance Sheets - December 31, 2009 and 2008	F-3

		Consolidated Statements of Income for each of the three years in the period ended December 31, 2009	F-4

		Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of three years in the period ended December 31, 2009	F-5

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

Page No.

		Schedule II—Valuation and Qualifying Accounts	F-33

(b)	Exhibits

Exhibit No.	Description
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

4.2 *
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

Exhibit No	Description
10.5*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.6*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.7*+
Employment Agreement effective December 31, 2008 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2008)

10.8*+
Employment Agreement effective August 18, 2008 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 5, 2008)

10.9*+
Employment Agreement effective December 31, 2007 between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.10*+
Employment Agreement effective December 31, 2007 between Tesco Corporation and James Lank (incorporated by reference to Exhibit 10.13 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

10.11*+
Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Current Report on Form 10-Q filed with the SEC on August 7, 2009)

10.12*+
First Amendment to the Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.13*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.14*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.15*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and James Lank (incorporated by reference to Exhibit 10.5 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.16*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.17*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.18*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.19*+	Tesco Corporation Short Term Incentive Plan 2008 (incorporated by reference to Exhibit 10.20 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.20*+	Tesco Corporation Short Term Incentive Plan 2009 (incorporated by reference to Exhibit 10.19 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

10.21+	Tesco Corporation Short Term Incentive Plan 2010

10.22*+	Form of Amendment to PSU Award (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

Exhibit No.	Description
24	Power of Attorney (included on signature page)

14*	Tesco Corporation Code of Conduct (incorporated by reference to Exhibit 14.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 17, 2009)

21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ Julio M. Quintana
Julio M. Quintana President and Chief Executive Officer

Date: March 5, 2010

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

Signature	Title	Date

/s/ Julio M. Quintana	President and Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010
Julio M. Quintana

/s/ Robert L. Kayl	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2010
Robert L. Kayl

/s/ John M. Dodson	Principal Accounting Officer	March 5, 2010
John M. Dodson

/s/ Norman W. Robertson	Chairman of the Board	March 5, 2010
Norman W. Robertson

/s/ Fred J. Dyment	Director	March 5, 2010
Fred J. Dyment

/s/ Gary L. Kott	Director	March 5, 2010
Gary L. Kott

/s/ R. Vance Milligan	Director	March 5, 2010
R. Vance Milligan

/s/ Michael W. Sutherlin	Director	March 5, 2010
Michael W. Sutherlin

/s/ Clifton T. Weatherford	Director	March 5, 2010
Clifton T. Weatherford

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tesco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tesco Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to accounting for income taxes with respect to non-routine and atypical transactions described in management's report existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers
Houston, Texas
March 4, 2010

TESCO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$39,930	$20,619
Accounts Receivable Trade, net	53,970	97,747
Inventories, net	74,339	95,192
Prepaid Income Taxes	10,945	––
Deferred Income Taxes	13,836	10,916
Prepaid and Other Assets	18,680	19,690
Total Current Assets	211,700	244,164
Property, Plant and Equipment, net	183,025	209,024
Goodwill	29,394	28,746
Deferred Income Taxes	12,986	10,439
Intangible and Other Assets	5,450	7,545

TOTAL ASSETS	$442,555	$499,918

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current Portion of Long Term Debt	$––	$10,171
Accounts Payable	15,992	38,946
Deferred Revenues	14,007	16,638
Warranty Reserves	2,251	3,326
Income Taxes Payable	––	8,053
Accrued and Other Current Liabilities	27,075	23,313
Total Current Liabilities	59,325	100,447
Long Term Debt	8,600	39,400
Deferred Income Taxes	12,471	8,197

Total Liabilities	80,396	148,044

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY
First Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2009 or 2008	––	––
Second Preferred Shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2009 or 2008	––	––
Common Shares; no par value; unlimited shares authorized; 37,749,606 and 37,513,861 shares issued and outstanding at December 31, 2009 and 2008, respectively	175,087	171,384
Contributed Surplus	14,879	14,902
Retained Earnings	136,692	141,957
Accumulated Comprehensive Income	35,501	23,631
Total Shareholders’ Equity	362,159	351,874

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$442,555	$499,918

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share and share information)

	For the Years Ended December 31,
	2009	2008	2007
REVENUE
Products	$148,565	$236,277	$191,927
Services	207,913	298,665	270,451
	356,478	534,942	462,378
OPERATING EXPENSES
Cost of Sales and Services
Products	113,591	153,301	148,666
Services	206,520	246,676	209,666
	320,111	399,977	358,332
Selling, General and Administrative	43,735	49,069	43,884
Research and Engineering	7,431	11,049	12,011

Total Operating Expenses	371,277	460,095	414,227
OPERATING (LOSS) INCOME	(14,799)	74,847	48,151
OTHER EXPENSE
Interest expense	1,891	4,503	4,324
Interest income	(958)	(349)	(1,150)
Foreign exchange losses	1,360	186	2,899
Other expense (income)	513	(265)	(18)
Total Other Expense	2,806	4,075	6,055
(LOSS) INCOME BEFORE INCOME TAXES	(17,605)	70,772	42,096
INCOME TAX (BENEFIT) PROVISION	(12,340)	20,849	10,029

NET (LOSS) INCOME	$(5,265)	$49,923	$32,067

(Loss) Earnings per share:
Basic	$(0.14)	$1.34	$0.88
Diluted	$(0.14)	$1.32	$0.86
Weighted average number of shares:
Basic	37,597,668	37,221,495	36,604,338
Diluted	37,597,668	37,832,554	37,403,932

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In Thousands, except share amounts)

	Common Stock Shares	Common Shares	Contributed Surplus	Retained Earnings	Accumulated Comprehensive Income	Total
Balances at December 31, 2006	36,019,246	$139,266	$13,348	$59,967	$29,271	$241,852
Components of Comprehensive Income
Net Income	—	—	—	32,067	—	32,067
Currency Translation Adjustment	—	—	—	—	11,841	11,841
Unrealized Losses on Securities, net of tax	—	—	—	—	(404)	(404)
Reclassification Adjustment for Losses on Securities, Included in Net Income, net of tax	—	—	—	—	567	567
Total Comprehensive Income						44,071
Stock Compensation Expense			6,521			6,521
Issuances and Exercises under Stock Plans	825,517	15,066	(3,897)	—	—	11,169
Balances at December 31, 2007	36,844,763	154,332	15,972	92,034	41,275	303,613
Components of Comprehensive Income
Net Income	—	—	—	49,923	—	49,923
Currency Translation Adjustment	—	—	—	—	(17,644)	(17,644)
Total Comprehensive Income						32,279
Fair value adjustment for liability-based stock option awards	—	—	(806)	—	—	(806)
Stock Compensation Expense			6,285			6,285
Issuance and Exercises under Stock Plans	669,098	17,052	(6,549)	—	—	10,503
Balances at December 31, 2008	37,513,861	171,384	14,902	141,957	23,631	351,874
Components of Comprehensive Income
Net Loss	—	—	—	(5,265)	—	(5,265)
Currency Translation Adjustment	—	—	—	—	11,870	11,870
Total Comprehensive Income						6,605
Fair value adjustment for liability-based stock option awards	—	—	(941)	—	—	(941)
Stock Compensation Expense			4,430			4,430
Issuance and Exercises under Stock Plans	235,745	3,703	(3,512)	—	—	191
Balances at December 31, 2009	37,749,606	$175,087	$14,879	$136,692	$35,501	$362,159

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net (Loss) Income	$(5,265)	$49,923	$32,067
Adjustments to Reconcile Net (Loss) Income to
Cash Provided by Operating Activities:
Depreciation and amortization	36,733	33,274	27,257
Stock compensation expense	4,430	6,285	6,521
Deferred income taxes	(1,950)	986	2,042
Amortization of financial items	601	693	419
Gain on sale of operating assets	(2,743)	(16,247)	(15,180)
Impairment of assets held for sale	3,559	—	—
Write-off of inventory balances and adjustments to inventory reserves	14,400	—	—
Changes in components of working capital, net of acquisition
Decrease (increase) in accounts receivable trade	44,358	(11,866)	(4,877)
Decrease (increase) in inventories	14,093	7,309	(19,597)
Decrease in income taxes recoverable	(10,945)	2,735	—
Increase in prepaid and other current assets	4,116	(9,855)	(3,396)
(Decrease) increase in accounts payable	(21,817)	(5,630)	20,192
Increase (decrease) in accrued and other current liabilities	(7,429)	13,791	(18,326)
(Decrease) increase in income taxes payable	(8,857)	7,066	(858)
Other, net	11	(1,437)	(1,001)
Net cash provided by operating activities	63,295	77,027	25,263

INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,282)	(79,605)	(65,033)
Proceeds on sale of operating assets	13,680	20,926	20,998
Acquisitions of business, net of cash acquired	—	––	(21,505)
Other, net	(194)	223	1,109
Net cash used in investing activities	(3,796)	(58,456)	(64,431)

FINANCING ACTIVITIES
Issuances of debt	10,000	52,071	102,085
Repayments of debt	(50,969)	(80,963)	(65,791)
Proceeds from exercise of stock options	544	8,436	12,460
Debt issuance costs	—	(100)	(511)
Excess tax benefit associated with equity based compensation	(308)	1,036	651
Net cash (used in) provided by financing activities	(40,733)	(19,520)	48,894
Effect of foreign exchange losses on cash balances	545	(1,504)	(1,577)
Net Increase (Decrease) in Cash and Cash Equivalents	19,311	(2,453)	8,149
Net Cash and Cash Equivalents, beginning of period	20,619	23,072	14,923

Net Cash and Cash Equivalents, end of period	$39,930	$20,619	$23,072

Supplemental Cash Flow Information
Cash paid during the period for interest	$1,166	$3,390	$2,939
Cash paid during the period for income taxes	$14,884	$9,152	$13,749
Cash receipts during the period for interest	$709	$323	$3,557
Cash receipts during the period for income taxes	$6,804	$391	$4,467

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Notes to the Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. Tesco seeks to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. Our product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System (“CDS™” or “CDS”) and TESCO’s Multiple Control Line Running System (“MCLRS™” or “MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Basis of Presentation

These Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unless indicated otherwise, all amounts in these Consolidated Financial Statements are denominated in United States (“U.S.”) dollars. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company incurs costs directly and indirectly associated with its revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location, transportation, maintenance and repair, and depreciation of its revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In years prior to 2008, the Company allocated total overhead costs at a consolidated level based on a percentage of global revenues. During 2008, the Company identified and captured, where appropriate, the specific operating segments in which the Company incurred overhead costs at the business unit level. Using this information, the Company reclassified 2007 segment operating results to conform to current presentation.

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

Note 2––Revisions to Previously Issued Financial Statements

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

    Additionally, the Company has identified certain immaterial errors that originated in prior periods.  The Company considered the impact of the misstatements on each of the quarterly periods affected and on a cumulative basis and concluded the items were not material to our annual results for the years ended December 31, 2008 and 2007.  However, the correction of the results would have been material to the Company’s interim results for each of the quarters and the annual results in the year ended December 31, 2009.  As a result of this evaluation and based on the accounting guidance, the Company has revised its consolidated financial statements for the years ended December 31, 2008 and 2007 to reflect the cumulative impact of this correction. The Company does not consider the aforementioned changes to the consolidated financial statements to be material.

The following tables summarize the effects of the restatement and the revision of the immaterial errors on the Consolidated Financial Statements as of and for the years ended December 31, 2008 and 2007 (in thousands):

	Balance Sheet as of December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Inventories, net	$96,013	$(821)	(a)	$95,192
Property, Plant and Equipment, net	208,968	56	(a)	209,024
Deferred Income Taxes - Current	10,996	(80)	(d)	10,916
Prepaid and Other Assets	13,533	6,157	(e)	19,690
Deferred Income Taxes - Non-Current	9,066	1,373	(d)	10,439
Income Taxes Payable	8,297	(244)	(d)	8,053
Accrued and Other Current Liabilities	16,228	7,085	(a,b,e,f)	23,313
Contributed Surplus	15,708	(806)	(f)	14,902
Retained Earnings	142,752	(795)		141,957
Accumulated Comprehensive Income	22,186	1,445	(c,d)	23,631

	Statement of Income for the Year Ended December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Cost of Sales and Services	$399,197	$780	(a)	$399,977
Selling, General and Administrative	49,005	64	(b)	49,069
Foreign Exchange (Gains) Losses	(374)	560	(c)	186
Income Before Income Taxes	72,176	(1,404)		70,772
Income Tax Provision	19,270	1,579	(d)	20,849
Net Income	52,906	(2,983)		49,923
Earnings per share:
Basic	$1.42	$(0.08)		$1.34
Diluted	$1.40	$(0.08)		$1.32

	Statement of Cash Flows for the Year Ended December 31, 2008
	December 31, 2008 as previously reported	Adjustments		December 31, 2008 as revised
Net cash provided by operating activities	$76,747	$280	(a)	$77,027
Net cash used in investing activities	(58,176)	(280)	(a)	(58,456)
Net cash (used in) provided by financing activities	(19,520)	––		(19,520)

	Statement of Income for the Year Ended December 31, 2007
	December 31, 2007 as previously reported	Adjustments		December 31, 2007 as revised
Cost of Sales and Services	$357,844	$488	(a)	$358,332
Selling, General and Administrative	44,003	(119)	(b)	43,884
Income Before Income Taxes	42,465	(369)		42,096
Income Tax Provision	10,163	(134)	(d)	10,029
Net Income	32,302	(235)		32,067

The restatement and the revision of the immaterial errors had no impact on cash provided by operating activities, cash used in investing activities or cash used in financing activities for the year ended December 31, 2007.

(a)
The Company did not properly record certain costs related to litigation reserves, workers compensation, depreciation and payroll taxes for the years ended December 31, 2008 or 2007. As a result of these errors, Cost of Sales and Services was misstated. The Company recorded an increase of $0.8 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively, with corresponding adjustments to Inventories, net, Property, Plant and Equipment, net and Accrued and Other Current Liabilities to correct this misstatement.

(b)
The Company did not properly accrue certain costs for the years ended December 31, 2008 or 2007 related to compensation. As a result of this error, Selling, General & Administrative expenses were misstated. The Company recorded an increase to expense of $0.1 million and a decrease to expense of $0.1 million for the years ended December 31, 2008 and 2007, respectively, with corresponding adjustments to Accrued and Other Current Liabilities to correct this misstatement.

(c)
The Company did not properly record foreign exchange losses during the year ended December 31, 2008 related to the re-measurement of certain intercompany accounts. As a result of this error, Foreign Exchange Losses (Gains) were overstated by $0.6 million. The Company recorded an increase to expense of $0.6 million during the year ended December 31, 2008 with a corresponding increase to Accumulated Comprehensive Income to correct this misstatement.

(d)
The Company did not properly record the foreign exchange impact for deferred tax balances for the years ended December 31, 2008 or 2007. The Company recorded an increase to the tax provision of $1.6 million and a decrease to the tax provision of $0.1 million for the years ended December 31, 2008 and 2007, respectively, with corresponding adjustments to Deferred Income Taxes and Accumulated Comprehensive Income to correct these misstatements. These adjustments also reflect the tax effect of the pre-tax errors noted above, with corresponding adjustments to Income Taxes Payable and Deferred Income Taxes.

(e)
The December 31, 2008 balance for outstanding prepaid Value Added Taxes was misclassified on the balance sheet. Accordingly, the Company corrected this error by increasing Prepaid and Other Assets by $6.2 million and increasing Accrued and Other Current Liabilities by $6.2 million.

(f)
Canadian dollar-denominated stock option awards previously issued to non-Canadian employees qualify for liability classification due to the Company's voluntary delisting from the TSX effective June 30, 2008. The fair value of these awards was approximately $0.8 million and is included in Accrued and Other Current Liabilities with a corresponding adjustment to Contributed Surplus.

Note 3—Summary of Significant Accounting Policies

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

Foreign Currency Translation

The U.S. dollar is the functional currency for all of the Company’s worldwide operations except for its Canadian operations. For foreign operations where the local currency is the functional currency, specifically the Company’s Canadian operations, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported, net of their related tax effects, as a component of Accumulated Comprehensive Income in Stockholders’ Equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period. The effects of foreign currency transactions were losses of $1.4 million, $0.2 million and $2.9 million in the years 2009, 2008 and 2007, respectively.

Deferred Revenues

The Company generally requires customers to pay a non-refundable deposit for a portion of sales price for top drive units with their order. These customer deposits are deferred until the customer takes title and risk of loss of the product.

Cash and Cash Equivalents

Cash and Cash Equivalents include investments in highly liquid instruments with original maturities of less than three months, which are readily convertible to known amounts of cash, subject to insignificant risk of changes in value and held to meet operating requirements. At both December 31, 2009 and 2008, Cash and Cash Equivalents consisted entirely of bank balances.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At December 31, 2009 and 2008, the allowance for doubtful accounts on Trade Accounts Receivable was $1.5 million and $3.2 million, respectively.

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

Inventory costs for manufactured equipment are stated at the lower of cost or market using specific identification. Inventory costs for spare parts are stated at the lower of cost or market using the average cost method. The Company performs obsolescence reviews on its slow-moving and excess inventories and establishes reserves based on such factors as usage of inventory on-hand, technical obsolescence and market conditions, as well as future expectations related to its manufacturing sales backlog, its installed base and the development of new products. In response to 2009 economic and industry operating conditions, the Company evaluated the carrying value of its global inventory. This analysis included part-by-part evaluation of inventory turnover and projected sales estimates based on the current operating environment and the timing of forecasted economic recovery. Based on this analysis, the Company recorded a charge of $14.4 million to reflect the net realizable value of that inventory.

At December 31, 2009 and 2008, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$34,056	$26,049
Work in progress	2,328	2,648
Finished goods	37,955	66,495
	$74,339	$95,192

Reserves for excess and obsolete inventory included in the Consolidated Balance Sheets at December 31, 2009 and 2008 were $7.1 million and $3.0 million, respectively. During 2009 and 2008, the Company applied $2.2 million and $0.6 million, respectively, of its reserve for excess and obsolete inventory for inventory write downs.

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

Drilling equipment includes related manufacturing costs and overhead. The net book value of used top drive rental equipment sold included in Cost of Sales and Services in the accompanying Consolidated Statements of Income was $5.2 million, $2.3 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, property, plant and equipment, at cost, by major category were as follows (in thousands):

	December 31,
	2009	2008
Land, buildings and leaseholds	$18,466	$19,531
Drilling equipment	258,852	262,672
Manufacturing equipment	6,148	7,517
Office equipment and other	16,811	22,884
Capital work in progress	4,990	8,780
	305,267	321,384
Less: Accumulated depreciation	(122,242)	(112,360)
	$183,025	$209,024

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

Depreciation and amortization expense is included in the Consolidated Statements of Income as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of sales and services	$35,458	$32,244	$26,020
Selling, general and administrative expense	1,275	1,030	1,237
	$36,733	$33,274	$27,257

Depreciation and amortization of property, plant and equipment, including capital leases and intangible assets, is computed on the following basis:

Asset Category	Description	Method	Rate
Land, buildings and leaseholds	Buildings Leasehold improvements	Straight line Straight line	20 years Lease term

Drilling equipment	Top Drive rental units Tubular Services equipment CASING DRILLING equipment Support equipment	Usage Straight line Straight line Straight line	2,600 days 5 – 10 years 5 – 10 years 5 – 10 years

Manufacturing equipment		Straight line	5 – 10 years

Office equipment and other	Computer hardware and software Furniture and equipment Vehicles	Straight line Straight line Straight line	2 – 5 years 3 – 5 years 3 – 5 years

Assets Held for Sale

During 2009, the Company completed the sale of a building and land located in Canada. The Company incurred approximately $0.1 million and $0.9 million in soil remediation costs during the years ended December 31, 2009 and 2008, respectively, to prepare the property for sale that were capitalized and reported as an increase in the property’s net book value. The property had a carrying value of $2.4 million, net of accumulated depreciation and was included in Property, Plant and Equipment in the accompanying Consolidated Balance Sheets.

During 2009, the Company made the decision to sell operating assets located in North America, Europe and the Asia Pacific region within the next 12 months for an amount expected to be less than their current carrying amount.  As a result, the Company recorded a pre-tax impairment loss of approximately $3.6 million to write down the fixed assets to their estimated realizable value of $0.3 million as of December 31, 2009. The impairment loss is included in the Tubular Services segment ($1.8 million) and the CASING DRILLING segment ($1.8 million) as a part of Cost of Sales and Services in the accompanying Consolidated Statements of Income for the year ended December 31, 2009.  The Company ceased depreciating the assets at the time they were classified as held for sale and has reflected the current carrying amount in Property, Plant and Equipment in the accompanying Consolidated Balance Sheet.

Investments

The Company’s securities are considered available-for-sale and are reported at fair value based upon quoted market prices in the accompanying Consolidated Balance Sheets. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in Accumulated Comprehensive Income within Shareholders’ Equity. Realized gains and losses on sales of investments based on specific identification of securities sold are included in Other Expense in the Consolidated Statements of Income.

The Company held no investments in securities during the years ended December 31, 2009 or 2008. In 2005, the Company received warrants to purchase one million shares of Turnkey E&P Inc. common stock at C$6.00 which expired on December 13, 2007 without being exercised. As a result, the Company recognized a $1.2 million realized loss in 2007, which is included in Other Expense in the accompanying Consolidated Statements of Income.

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

In connection with its annual goodwill impairment assessment performed in the fourth quarter of 2009, the Company performed a step one impairment analysis under the provisions of existing accounting standards. Management utilized a discounted cash flow methodology to estimate the fair value of the Company’s Tubular Services segment. In completing its step one analysis, management used a five-year projection of discounted cash flows, plus a terminal value determined using the constant growth method to estimate the fair value of the Tubular Services segment. For purposes of the analysis, the Company made significant management assumptions including sales volumes and prices, costs of products and services, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Inherent in the Company’s projections are key assumptions relative to how long the current downward economic cycle might last. Furthermore, the financial and credit market volatility directly impacts the fair value measurement through the weighted-average cost of capital that was used to determine the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long term trend. Based on the results of the step one impairment test, management concluded that no impairment was indicated during the years ended December 31, 2009, 2008 or 2007. If a future impairment loss is recognized, it will be charged to income and disclosed separately in the Consolidated Statements of Income.

The Company has capitalized certain identified intangible assets, primarily customer relationships, patents and non-compete agreements, based on their estimated fair value at the date acquired. The customer relationship intangible assets are amortized on a straight-line basis over their weighted average estimated useful life of four years, the patents are amortized on a straight-line basis over an estimated useful life of 10 to 14 years, and the non-compete agreements are amortized on a straight-line basis over the weighted average term of the agreements of five years. These amortizable intangible assets are reviewed at least annually for impairment or when circumstances indicate their carrying value may not be recoverable based on a comparison of fair value to carrying value. No impairment losses were incurred during the years ended December 31, 2009, 2008 or 2007. If a future impairment loss is recognized, it will be charged to income and disclosed separately in the Consolidated Statements of Income.

For a description of the change in Goodwill and Other Intangible Assets during 2009 and 2008, see Note 10 below.

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

During the year ended December 31, 2007, the Company entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, the Company recorded an asset of $0.1 million to record these foreign currency forward contracts at fair value at December 31, 2007, and to recognize the unrealized gain. During 2008, the Company terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million, which is included in Foreign exchange losses in the accompanying Consolidated Statements of Income. The Company replaced these by entering into a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million, which is included in Foreign exchange (gains) losses in the accompanying Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not party to any derivative financial instruments as of December 31, 2009 or December 31, 2008.

Fair Value Measurement

The Company measures and reports its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To obtain fair values, observable market prices are used if available. In some instances, observable market prices are not readily available for certain financial instruments and fair value is determined using present value or other techniques appropriate for a particular financial instrument. These techniques involve some degree of judgment and as a result are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts. These valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company uses a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

    The following table provides a summary of the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2008 (in thousands):

	Balance at December 31, 2007	Total Gains (Losses) (realized)	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at December 31, 2008
Derivatives	$82	$(820)	$738	$––	$––

Pursuant to existing accounting guidance, the Company uses a market approach to value the assets and liabilities for outstanding derivative contracts which consists solely of foreign currency forward contracts as discussed in Note 1 above. These contracts are valued using current market information in the form of foreign currency spot rates as of the reporting date. The Company recognizes the unrealized net gains or losses on these contracts on the accrual basis in Foreign exchange losses in the Consolidated Statements of Income. The Company was not a party to any derivative financial instruments as of December 31, 2009 or December 31, 2008.

During the year ended December 31, 2009, the Company made the decision to sell operating assets within the next 12 months. These fixed assets had a carrying amount of $3.9 million, and were written down to their estimated realizable value of $0.3 million during the year ended December 31, 2009. The estimated realizable fair value was derived from observable market prices in the form of quotations received from independent third parties (“Level 2” inputs). The resulting impairment charge of $3.6 million is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income for the year ended December 31, 2009. The following table presents the Company’s assets carried at fair value and the basis for determining their fair values (in thousands):

	As of December 31, 2009	Quoted Prices in Active Markets for IdenticalAssets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses
Assets held for sale	$254	$—	$254	—	$3,559

Debt Issue Costs

The Company has incurred debt issue costs which are amortized over the life of the debt term. At December 31, 2009 and 2008, net capitalized debt issue costs were $0.3 million and $0.9 million, respectively, and are included in Intangible and Other Assets in the accompanying Consolidated Balance Sheets.

Accrued and Other Current Liabilities

  Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheets is comprised of the following (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Legal and other reserves	$8,617	$5,356
Accrued compensation	7,807	10,694
Other taxes (non-income)	7,051	3,356
Fair value of stock awards	1,765	806
Other	1,835	3,101
Balance—end of period	$27,075	$23,313

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

Severance Costs

During the years ended December 31, 2009 and 2008, the Company eliminated approximately 490 and 100 employee positions due to a review of its personnel structure and recorded $3.7 million and $1.1 million, respectively, in termination benefits associated with the reductions. These severance costs were recorded in Cost of Sales and Services ($1.8 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively), Research and Engineering expense ($0.4 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively) and Selling, General and Administrative expense ($1.5 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively) in the accompanying Consolidated Statements of Income based on the respective functions performed by those employees who were terminated during the period. These costs were recorded in the Company’s operating segments as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Top Drive	$1,319	$646
Tubular Services	398	325
Casing Drilling	157	12
Research and Engineering	417	58
Corporate and Other	1,403	77
Total Severance Costs	$3,694	$1,118

Accrued severance costs were included in Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheets as follows (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance—beginning of period	$––		$––
Charged to expense	3,694		1,118
Payments	(3,099)		(1,118)
Balance—end of period	$595	$	––-

 Environmental Costs

The cost of preventative environmental programs is expensed when incurred. When a clean-up program becomes likely, and it is probable the Company will incur clean-up costs and those costs can be reasonably estimated, the Company accrues remediation costs for known environmental liabilities. During 2009, the Company completed the sale of a building and land located in Canada. The Company incurred approximately $0.1 million and $0.9 million in soil remediation costs during the years ended December 31, 2009 and 2008, respectively, that were capitalized and reported as an increase in the property’s net book value.

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

Stock-Based Compensation

    On May 18, 2007, the Company’s shareholders approved amendments to its 2005 Incentive Plan to, among other things, provide for a variety of forms of equity compensation awards to be granted to employees, directors and other persons. As a result, the Company changed the method by which it provides stock-based compensation to its employees by reducing the number of stock options granted and instead issuing restricted stock awards as a form of compensation. The Company has granted two different types of restricted stock awards: restricted stock units (“RSU”s) which are subject to time based vesting criteria and performance share units (“PSU”s) which contain both time and performance based criteria. Both RSUs and PSUs may be settled by delivery of shares or the payment of cash equal to the market value of TESCO shares that would otherwise be deliverable at the time of settlement at the discretion of the Company. For further description of the Company’s stock-based compensation plan, see Note 8 below.

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2009 and 2008, and the liability is adjusted to fair value at the end of each reporting period. At December 31, 2009 and 2008, the fair value of these awards was approximately $1.8 million and $0.8 million, respectively.

Stock compensation expense is recorded in Cost of Sales and Services, Research and Engineering expense and Selling, General and Administrative expense in the accompanying Consolidated Statements of Income based on the respective functions for those employees receiving stock option grants. Stock compensation expense is included in the Consolidated Statements of Income as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of Sales and Services	$814	$1,368	$1,836
Research and Engineering	268	485	777
Selling, General and Administrative	3,348	4,432	3,908
	$4,430	$6,285	$6,521

During the year ended December 31, 2009, the Company recorded a reversal of approximately $0.9 million in stock compensation expense related to performance stock units in response to the current year’s operating results.

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

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2009	2008	2007
Basic Weighted Average Number of Shares Outstanding	37,598	37,222	36,604
Dilutive Effect of Stock Options	––	611	800
Diluted Weighted Average Number of Shares Outstanding	37,598	37,833	37,404
Anti-dilutive Options Excluded from Calculation due to exercise prices	5,269	1,420	360
Anti-dilutive Options Excluded from Calculation due to reported net loss	714	––	––

For the year ended December 31, 2009, the weighted average diluted shares outstanding excluded 714,108 shares because the Company reported a loss during the period, and including them would have had an anti-dilutive effect on loss per share.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to existing accounting standards to improve disclosures regarding fair value measurements and, thus, increase the transparency in financial reporting. The update provides that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the update clarifies the requirements of the existing disclosures as follows: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will adopt these provisions and the adoption is not expected to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued updated guidance that allows for more flexibility in determining the value of separate elements in revenue arrangements with multiple deliverables. This guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. All entities must adopt no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Upon adoption, entities may choose between the prospective application for transactions entered into or materially modified after the date of adoption, or the retroactive application for all revenue arrangements for all periods presented. Disclosures will be required when changes in either those judgments or the application of this guidance significantly affect the timing or amount of revenue recognition. The Company will adopt these provisions on January 1, 2011 and the adoption is not expected to have a material impact on the consolidated financial statements.

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

In April 2009, the FASB issued new guidance that requires that a registrant to disclose the fair value of all financial instruments for interim reporting periods and in its financial statements for annual reporting periods, whether recognized or not recognized in the statement of financial position. The Company adopted the updated guidance for the interim reporting period ended March 31, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements as the Statement required additional disclosures but no change in accounting policy. See “Fair Value Measurement” above.

Note 4—Accumulated Comprehensive Income

Accumulated Comprehensive Income is defined as a change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains (losses) on investments. The Company presents its comprehensive income in its Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

The following table summarizes the components of Accumulated Comprehensive Income (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities, net	Accumulated Comprehensive Income
Balance December 31, 2006	$29,434	$(163)	$29,271
Foreign currency translation adjustment	11,841	—	11,841
Unrealized loss on investments	—	(595)	(595)
Reclassification adjustment for investment loss included in net income	—	956	956
Income tax effect	—	(198)	(198)
Balance December 31, 2007	41,275	—	41,275
Foreign currency translation adjustment	(17,644)	—	(17,644)
Balance December 31, 2008	23,631	—	23,631
Foreign currency translation adjustment	11,870	—	11,870
Balance December 31, 2009	$35,501	$—	$35,501

Note 5—Acquisitions

During the second half of 2007, the Company acquired four businesses that provide conventional casing running and tubular services. One of these businesses is based in Colorado and services the Rockies region, including the Piceance Basin and the remaining three businesses are based in Alberta, Canada and service northwest Alberta and northeast British Columbia regions. The combined purchase price of these acquisitions was approximately $21.5 million. These acquisitions were funded by the Company’s Revolver (defined below). All of these assets and operating results are included in the Tubular Services business segment. These acquisitions expanded and strengthened the Company’s position in these regions and provided expansion opportunities for the Company’s proprietary Casing Drive System for casing running and opportunities to expand its CASING DRILLING offering.

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

Goodwill related to these acquisitions was assigned to the Tubular Services segment and approximately $11.1 million of the goodwill acquired as a result of these acquisitions is amortizable for income tax purposes. The $5.5 million of acquired intangible assets in these acquisitions relate to customer relationships which have a weighted average estimated useful life of seven years and non-compete agreements which have a weighted average term of five years.

Note 6—Fair Value of Financial Instruments

During the year ended December 31, 2007, the Company entered into a series of 25 bi-weekly foreign currency forward contracts with notional amounts aggregating C$43.8 million. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, the Company recorded an asset of $0.1 million to record these foreign currency forward contracts at fair market value at December 31, 2007, and to recognize the related unrealized gain. During the year ended December 31, 2008, the Company terminated these bi-weekly foreign currency forward contracts and recognized a loss of $0.6 million, which is included in Foreign exchange (gains) losses in the Consolidated Statements of Income, and replaced them with a series of 14 monthly foreign currency forward contracts with notional amounts aggregating C$50.8 million. The Company subsequently settled two of these contracts and terminated the remaining 12 contracts, and recognized a loss of $0.2 million for the year ended December 31, 2008, which is included in Foreign exchange (gains) losses in the accompanying Consolidated Statements of Income. In the Consolidated Statement of Cash Flows, cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the transaction being hedged. The Company was not party to any derivative financial instruments as of December 31, 2009 or December 31, 2008.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to TESCO. The fair value of its debt related to the Company’s credit facility at December 31, 2009 is estimated to be $8.2 million.

Note 7—Long Term Debt

Long term debt consists of the following (in thousands):
	December 31,
	2009	2008
Secured Revolver, maturity date of June 5, 2012, 1.5% and 1.99% interest rate at December 31, 2009 and 2008, respectively	$8,600	$39,400
Secured Term Loan, maturity date of October 31, 2009, 4.44% interest rate at December 31, 2008	––	10,018
Other	––	153
Total Long Term Debt	8,600	49,571
Less—Current Portion of Long Term Debt	––	10,171
Non-Current Portion of Long Term Debt	$8,600	$39,400

On June 5, 2007, TESCO and Tesco US Holding LP, an indirect, wholly-owned subsidiary of TESCO, entered into a $125 million amended and restated credit agreement with Amegy Bank, N.A., The Bank of Nova Scotia, Natixis, Comerica Bank, Trustmark National Bank, Bank of Texas, N.A. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The $125 million facility consisted of a $100 million revolver and a $25 million term loan. On December 21, 2007, TESCO and Tesco US Holding LP entered into an amendment to the $125 million amended and restated credit agreement (collectively, with the $125 million amended and restated credit agreement dated June 5, 2007, the “Amended Credit Agreement”) with the Company’s existing lenders and JPMorgan Chase Bank, N.A., as administrative agent to increase the Amended Credit Facility revolver from $100 million to $145 million. The Amended Credit Agreement provides for up to $145 million in revolving loans and swingline loans (collectively, the “Revolver”). Under the Revolver, Tesco US Holding LP may borrow up to $145 million in revolving loans, while either Tesco US Holding LP or TESCO may borrow up to $15 million in swingline loans, provided that the aggregate amount of revolving loans and swingline loans may not exceed $145 million in outstanding principal. The Secured Term Loan terms and maturity date remained unchanged. Amounts outstanding under the Secured Term Loan issued under the Prior Credit Agreement were due in $2.5 million quarterly installments with the last installment payment paid on the loan’s maturity date of October 31, 2009.

The Amended Credit Agreement has a term of five years and all outstanding borrowings on the $145 million Revolver will be due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. At December 31, 2009, the Company had $6.2 million in letters of credit outstanding under the Revolver.

The Amended Credit Agreement had original covenants that the Company considers usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, the Company is prohibited from incurring other additional indebtedness over $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all of the Company’s assets and all of the Company’s direct and indirect material subsidiaries in the United States and Canada are guarantors of borrowings under the Amended Credit Agreement. Additionally, the Company’s capital expenditures are limited to 70% of consolidated EBITDA (as defined in the Amended Credit Agreement) plus net proceeds from asset sales. In March 2008, the Company entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA plus proceeds from sales of assets. For the quarters ending December 31, 2008 through June 30, 2010 the capital expenditure limitation returns to 70% of EBITDA plus proceeds from the sale of assets. The capital expenditure limit decreases to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. As of December 31, 2009, the Company believes it was in compliance with the debt covenants in the Amended Credit Agreement.

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

Rates for revolving and term loans under the Amended Credit Agreement are based, at Tesco US Holding LP’s election, on an interest rate tied to a Eurodollar rate or JPMorgan Chase Bank, N.A.’s prime rate. With respect to Eurodollar loans, the rate is determined as follows: the sum of (i) Adjusted LIBOR (as defined in the Amended Credit Agreement) plus (ii) the Applicable Rate (as defined in the Amended Credit Agreement), which is 1.00 percent based on the Company’s leverage ratio at December 31, 2009. With respect to non-Eurodollar loans, the rate is set by the alternate base rate, which is determined by taking the greater of (i) the prime rate for U.S. dollar loans announced by JPMorgan Chase Bank, N.A. in New York or (ii) the sum of the weighted average overnight federal funds rate published by the Federal Reserve Bank of New York plus 0.50 percent. Swingline loans will bear interest as determined by the alternate base rate described above.

Based on the Company’s leverage ratio at December 31, 2009, the Company is required to pay a facility fee of 0.20 percent per annum of the aggregate unused commitments under the Amended Credit Agreement. A letter of credit fee equal to the Applicable Rate (as defined in the Amended Credit Agreement) multiplied by the outstanding face amount of any letter of credit issued under the Amended Credit Agreement is also required to be paid by the Company.

The scheduled repayments of the Company’s debt for the next five years and thereafter are as follows (in thousands):

Years Ended December 31:
2010	$––
2011	––
2012	8,600
2013	—
2014	—
Thereafter	—
$8,600

Note 8—Shareholders’ Equity and Stock-Based Compensation

The Company has authorized an unlimited number of first preferred and second preferred shares, none of which are issued or outstanding.

The Company has authorized an unlimited number of common shares without par value.

Stock-Based Compensation

In May 2007, the Company amended and restated its incentive plan, now called the Amended and Restated Tesco Corporation 2005 Incentive Plan (the “Restated Plan”). The maximum number of shares of common stock that may be issued in connection with awards under the Restated Plan may not exceed 10% of the issued and outstanding shares of the Company’s common stock. The plan authorizes the grant of awards to eligible directors, officers, employees and other persons. Under the terms of the Company’s Restated Plan, 3,774,961 shares of common stock were authorized as of December 31, 2009 for the grant of stock-based compensation to eligible directors, officers, employees and other persons. As of December 31, 2009, the Company had approximately 882,974 shares available for future grants.

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

Stock Options

Prior to May 2007, the Company granted stock options denominated only in Canadian dollars. Under the Restated Plan, stock options and other stock based awards may be denominated in Canadian dollars or U.S. dollars, at the Company’s discretion. On June 30, 2008, the Company voluntarily delisted from the Toronto Stock Exchange. Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2009 and 2008, and the liability is adjusted to fair value at the end of each reporting period. At December 31, 2009 and 2008, the fair value of these awards was approximately $1.8 million and $0.8 million, respectively.

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

The following summarizes option activity for the options issued in Canadian dollars during the years ended December 31, 2009, 2008 and 2007:

	2009				2008				2007
	No. of Options	Weighted- average exercise price			No. of Options	Weighted- average exercise price			No. of Options	Weighted- average exercise price
Outstanding—beginning of year	831,954	$	C	20.69	1,593,962	$	C	18.62	2,374,804	$	C	15.38
Granted	––	$	C	––	46,300	$	C	24.44	458,000	$	C	27.74
Exercised	(20,000)	$	C	9.89	(626,535)	$	C	14.87	(825,517)	$	C	14.68
Forfeited	(151,385)	$	C	20.88	(181,773)	$	C	23.58	(413,325)	$	C	17.95
Outstanding—end of year	660,569	$	C	20.97	831,954	$	C	20.69	1,593,962	$	C	18.62
Exercisable—end of year	575,913	$	C	20.47	529,363	$	C	18.42	770,262	$	C	13.91

The intrinsic value of options exercisable at December 31, 2009, 2008 and 2007 was zero, zero and C$11.1 million, respectively. The value of outstanding vested options as of December 31, 2009, 2008 and 2007 was C$11.8 million, C$9.9 million and C$11.7 million, respectively. The weighted average grant-date fair value of options granted during 2008 was C$11.21 per share and during 2007 was C$9.68 per share. No options were granted in Canadian dollars during 2009.

Details of the exercise prices and expiry dates of Canadian dollar options outstanding at December 31, 2009 are as follows:

			Options outstanding	Intrinsic Value			Weighted- average years to expiry	Weighted- average exercise price			Vested options	Weighted- average exercise price
$	C	9.89 - 14.00	128,065	$	C	288	1.9	$	C	11.18	128,065	$	C	11.18
$	C	14.00 - 18.00	13,200	$	C	––	2.6	$	C	15.01	13,200	$	C	15.01
$	C	18.00 - 24.00	301,136	$	C	––	3.3	$	C	20.85	300,146	$	C	20.84
$	C	24.00 - 36.63	218,168	$	C	––	4.4	$	C	28.68	134,502	$	C	29.02

No options were issued in U.S. dollars during the year ended December 31, 2007. The following summarizes option activity for the options issued in U.S. dollars during the years ended December 31, 2009 and 2008:

	2009		2008
	No. of options	Weighted- average exercise price	No. of options	Weighted- average exercise price
Outstanding—beginning of year	647,100	$13.15	––	$––
Granted	578,100	$10.24	674,000	$13.65
Exercised	(24,033)	$7.51	––	$–
Forfeited	(94,700)	$11.48	(26,900)	$25.65
Outstanding—end of year	1,106,467	$11.89	647,100	$13.15
Exercisable—end of year	179,645	$13.70	––	$––

The intrinsic value of options exercisable at December 31, 2009 in U.S. dollars was zero. The value of outstanding vested options as of December 31, 2009 was $2.5 million. No options granted in U.S. dollars were exercisable during 2008, and accordingly, the intrinsic value of options exercisable at December 31, 2008 and the intrinsic value of options exercised during 2008 were $11.8 million. The weighted average grant-date fair value of options granted during 2009 was $5.57 per share and during 2008 was $6.30 per share.

Details of the exercise prices and expiry dates of U.S. dollar options outstanding at December 31, 2009 are as follows:

	Options outstanding	Intrinsic Value	Weighted- average years to expiry	Weighted- average exercise price	Vested options	Weighted- average exercise price
$7.00 - 11.00	957,567	$3,592	6.5	$9.16	129,019	$7.51
$11.00 - 24.00	––	$––	––	$––	––	$––
$24.00 - 36.21	148,900	$––	5.3	$29.48	50,626	$29.48

The assumptions used in the Black-Scholes option pricing model were:

	2009		2008		2007
	C$ Options	US$ Options	C$ Options	US$ Options	C$ Options
Weighted average risk-free interest rate	2.69%	2.31%	3.50%	2.87%	4.01%
Expected dividend	$-0-	$-0-	$-0-	$-0-	$-0-
Expected option life (years)	1.7	4.5	4.5	4.5	4.5
Weighted average expected volatility	83%	67%	51%	56%	34%
Weighted average expected forfeiture rate	11%	9%	17%	9%	11%

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

    The following summarizes restricted stock activity during the years ended December 31, 2009, 2008 and 2007:

	Canadian Dollars
	2009				2008				2007
	No. of Options	Weighted- average grant price			No. of Options	Weighted- average grant price			No. of Options	Weighted- average grant price
Outstanding—beginning of year	119,407	$	C	33.10	141,100	$	C	36.15	––	$	C	––
Granted	––	$	C	––	35,600	$	C	24.67	153,500	$	C	36.19
Exercised	(39,277)	$	C	32.99	(31,159)	$	C	36.22	––	$	C	––
Forfeited	(37,302)	$	C	35.70	(26,134)	$	C	34.38	(12,400)	$	C	36.63
Outstanding—end of year	42,828	$	C	30.93	119,407	$	C	33.10	141,100	$	C	36.15

	U.S. Dollars
	2009		2008
	No. of Options	Weighted- average grant price	No. of Options	Weighted- average grant price
Outstanding—beginning of year	625,200	$12.22	––	$––
Granted	404,700	$10.28	644,300	$12.60
Exercised	(130,174)	$13.31	––	$––
Forfeited	(91,803)	$12.16	(19,100)	$25.12
Outstanding—end of year	807,923	$11.08	625,200	$12.22

The weighted average grant-date fair value of restricted stock granted during 2009 in U.S. dollars was $10.28 per share. The weighted average grant-date fair value of restricted stock granted during 2008 in U.S. dollars and Canadian dollars was $12.60 per share and C$24.67 per share, respectively, and the weighted average grant-date fair value of restricted stock granted during 2007 was C$36.19 per share. The weighted average expected forfeiture rate for RSU awards is 14% and for PSU awards is 5%.

Note 9—Income Taxes

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$3,711	$3,044
Tax credit carryforwards	––	2,467
Accrued liabilities and reserves	4,487	4,213
United States:
Accrued liabilities and reserves	5,612	2,440
Other International:
Loss carryforwards	846	––
Accrued liabilities and reserves	102	83
Current deferred tax assets	14,758	12,247
Less: Valuation allowance	(922)	(1,331)
Total current deferred tax assets	$13,836	$10,916

Non-current:
Canada:
Loss carryforwards	$2,255	$4,176
Property, plant and equipment	8,491	5,118
Tax credit carryforwards	2,121	671
United States:
Stock options	2,491	2,164
Other International:
Loss carryforwards	985	1,747
Non-current deferred tax assets	16,343	13,876
Less: Valuation allowance	(866)	(1,273)
Total non-current deferred tax assets	$15,477	$12,603
Deferred tax liabilities:
Non-current deferred tax assets (liabilities):
United States:
Property, plant and equipment	(14,596)	(10,156)
Other international:
Property, plant and equipment	(366)	(205)
Total non-current deferred tax liabilities	(14,962)	(10,361)
Net deferred tax assets	$14,351	$13,158

Since the Company and its subsidiaries are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2009 was 29%. The combined rates in 2008 and 2007 were 29.5% and 32.1% respectively.

The Company’s income before income taxes consisted of the following (in thousands):

	December 31,
	2009	2008	2007
Canada	$6,473	$18,370	$12,845
United States	(44,936)	10,030	26,018
Other international	20,858	42,372	3,233
Income (loss) before taxes	$(17,605)	70,772	$42,096

The Company’s income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2009	2008	2007
Current:
Canada	$344	$907	$323
United States	(15,856)	6,838	5,310
Other international	5,122	12,118	2,354
Total current	(10,390)	19,863	7,987
Deferred:
Canada	(1,791)	1,135	(1,089)
United States	524	(149)	3,173
Other international	(683)	––	(42)
Total deferred	(1,950)	986	2,042
Income tax provision/(benefit)	$(12,340)	$20,849	$10,029

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	December 31,
	2009	2008	2007
Statutory tax rate	29.0%	29.5%	32.1%
Effect of:
Tax rates applied to earnings not attributed to Canada-US	21.6	(4.1)	(1.5)
Change in future tax rates	(3.8)	1.6	4.1
Non-deductible and permanent items	(10.4)	(1.4)	1.2
Change in valuation allowance	8.0	1.7	(2.0)
Tax reserves and audit resolutions	(2.2)	0.5	(2.0)
Research and development tax credits	2.0	(1.1)	(1.9)
Changes in tax laws	25.5	––	––
Provision to return adjustments	0.6	0.2	(0.8)
Impact of foreign exchange gain/(loss)	––	3.0	(5.2)
Other	(0.2)	(0.4)	(0.2)
Total	70.1%	29.5%	23.8%

    The Company’s effective tax rate for 2009 was 70% compared to 30% in 2008. The 2009 effective tax rate reflects the recognition of a $4.5 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009, a $0.3 million tax benefit for research and development credits generated during 2009, a $1.5 million tax benefit associated with a reduction in the valuation allowance established against foreign subsidiary net operating loss carryforwards and cumulative net tax benefits of $3.8 million related to earnings or losses generated in jurisdictions with statutory tax rates higher or lower than the Canadian federal and provincial statutory tax rates. The 2009 effective tax rate also includes a $0.4 million charge related to an audit assessment received in a foreign jurisdiction, $0.7 million of tax expense associated with a reduction in deferred tax assets attributable to a change in the period in which the Company expects to utilize such assets and a $1.8 million charge related to nondeductible expenses.

    The 2008 effective tax rate reflects a $0.8 million tax benefit for research and development credits generated during 2008 offset by a $1.2 million charge related to valuation allowances established against foreign subsidiary losses, a $2.1 million charge related to foreign exchange gains, and a $1.1 million charge related to a reduction in deferred tax assets attributable to a change in the period in which the Company expects to utilize such assets. The 2007 effective tax rate reflects a $2.2 million tax benefit related to foreign exchange losses offset by a $1.7 million charge associated with a reduction in deferred tax assets attributable to a change in the period in which the Company expects to utilize such assets.

During 2009, the Company utilized $11.2 million of its non-capital loss carryforwards in Canada. During 2009, the Company also generated $0.7 million of non-capital loss carryforwards in Canada through an election to convert foreign tax credits into non-capital losses.  At December 31, 2009, the Company had $29.5 million of Canadian non-capital loss carryforwards remaining. These losses can be carried forward seven to ten years, depending on the date generated, and applied to reduce future taxable income. The loss carryforwards at December 31, 2009 expire as follows (in thousands):

Year of expiration:	Amount of loss:
2010	$17,420
2014	$11,426
2020	$680

Based on the Company’s recent history of generating taxable income to utilize its loss carryforwards, expected future income and potential tax planning strategies, the Company expects to fully utilize these loss carryforwards. Therefore, there is no valuation allowance offsetting the deferred tax asset for these losses.

Certain of the Company’s foreign subsidiaries file separate tax returns and have incurred losses in foreign jurisdictions. At December 31, 2009, the Company has $5.7 million of such loss carryforwards. Due to insufficient earnings history in the selected jurisdictions where such losses were generated, the Company does not expect to fully utilize these losses. Therefore, a valuation allowance has been established against the deferred tax assets for these losses in certain jurisdictions. The valuation allowance at December 31, 2009 was $0.4 million.

During 2009, the Company generated $0.4 million of foreign tax credits for taxes paid on foreign branch operations that are creditable against the Company’s Canadian taxes. The Company estimates that it will not be able to utilize a portion of these foreign tax credits in either 2009 or future tax years to offset its tax liability. Therefore, a valuation allowance of $0.2 million was established against the foreign tax credits generated in 2009.  The valuation allowance that exists against the foreign tax credit carryforward balance at December 31, 2009 is $1.2 million.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries. It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2008, the Company had an accrual for uncertain tax positions of $1.2 million, the balance of which was not materially changed during 2009. This liability is offset by the Company’s net income tax receivables and, as of December 31, 2008 and 2009, was included in Prepaid Income Taxes and Income Taxes Payable, respectively, in the accompanying Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next 12 months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate, results of operations or cash flows.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2009	2008	2007
Balance, beginning of year	$1,181	$568	$1,445
Decreases in tax positions for prior years	(56)	—	(277)
Increase in tax positions for prior years	43	613	—
Increases in tax positions for current year	—	—	155
Settlements	—	—	(755)
Lapse in statute of limitations	—	—	—
Balance, end of year	$1,168	$1,181	$568

The Company recognizes interest related to uncertain tax positions in interest expense and penalties related to uncertain tax positions are recognized in Other Expense. At December 31, 2009 and 2008, the Company had accrued $0.3 million for the potential payment of interest and penalties on uncertain tax positions.

TESCO and its subsidiaries are subject to Canada federal and provincial income tax and have concluded substantially all Canada federal and provincial tax matters for tax years through 2001. TESCO and its subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2005. One U.S. subsidiary has been audited through the tax year ended December 31, 2005.  During the 12 months ended December 31, 2009, an audit of the Company’s consolidated tax return for the year 2006 was concluded with no impact to the Company’s financial position, results of operations or cash flows.

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

In May 2002, TESCO paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996. In 2007, the Company requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in 2007, the Company reversed an accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense). With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that TESCO was owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996. The Company believes the second reassessment is invalid, and has appealed it to the Mexican Tax Court. In January 2009, the Tax Court issued a decision accepting the Company’s arguments in part, which is subject to further appeal. Due to uncertainty regarding the ultimate outcome, TESCO has not recognized the additional interest in dispute as an asset.

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

Note 10—Goodwill and Other Intangible Assets

The Company’s goodwill has an indefinite useful life and is subject to at least an annual impairment test in the fourth quarter of each year or the occurrence of a triggering event. For 2009 and 2008, the Company completed its annual assessment, which indicated no impairment.

All of the Company’s goodwill has been assigned to the Tubular Services segment, and approximately $11.1 million is amortizable for income tax purposes. The change in the carrying amount of goodwill is as follows:

	December 31,
	2009	2008
Gross balance, beginning of year	$28,746	$29,829
Effect of foreign currency exchange rates	648	(1,083)
Gross balance, end of year	$29,394	$28,746

The Company tests consolidated goodwill for impairment using a fair value approach at the reporting unit level. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of the analysis, the Company estimates the fair value for the reporting unit based on discounted cash flows (the income approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions.  The Company had no impairment charges related to goodwill during the years ended December 31, 2009, 2008 or 2007.

Based on the analysis performed for the year ended December 31, 2009, if the Company were to increase the discount rate by 300 basis points while keeping all other assumptions constant, there would be no impairment in the reporting unit. Inherent in our projections are key assumptions relative to how long the current downward cycle might last. Furthermore, the financial and credit market volatility directly impacts our fair value measurement through estimated weighted-average cost of capital that the Company uses to determine our discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short term or long term trend. While the Company believes the assumptions made are reasonable and appropriate, it will continue to monitor these, and update the impairment analysis if the cycle downturn continues for longer than expected.

The Company’s intangible assets are recorded at their estimated fair value at the date acquired and are amortized on a straight-line basis over their estimated useful lives. The Company’s intangible assets primarily consist of customer relationships, patents and non-compete agreements related to acquisitions in 2007 (see Note 5 above) and acquisitions in 2005. Intangible assets related to customer relationships have a weighted average estimated useful life of four years, patents have a weighted average estimated useful life of 13 years and non-compete agreements have a weighted average term of five years. The carrying amount and accumulated amortization of intangible assets at December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$5,566	$(3,929)	$6,070	$(3,037)
Patents	2,521	(769)	2,470	(545)
Non-compete agreements	3,061	(1,585)	2,396	(727)
Other	64	(3)	—	—
	$11,212	$(6,286)	$10,936	$(4,309)

    Amortization of intangibles was $2.0 million in 2009, $1.9 million in 2008 and $1.3 million in 2007, and is included in Cost of Sales and Services in the accompanying Consolidated Statements of Income. Estimated amortization expense for each of the next five years through December 31, 2014 is $1.2 million, $1.1 million, $0.8 million, $0.4 million, and $0.2 million, respectively.

Note 11—Commitments and Contingencies

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

Frank’s International, Inc. and Frank’s Casing Crew and Rental Tools, Inc. (“Franks”) filed suit against TESCO in the U.S. District Court for the Eastern District of Texas, Marshall Division, on January 10, 2007, alleging that its Casing Drive System infringes two patents held by Franks. TESCO filed a response denying the Franks allegation and asserting the invalidity of its patents. In May 2008, Franks withdrew its claims with respect to one of the patents, and, in July 2008, TESCO filed a request with the USPTO for reexamination of the other patent. In September 2008, the USPTO ordered a reexamination of that patent. During 2009, TESCO, Franks, and a third party from whom TESCO had a license agreed on terms of a settlement, pursuant to which TESCO paid $1.8 million to Franks and $0.4 million to the third party. Under the terms of the settlement, TESCO received from the third party a release of any royalty obligation under the license and received from Franks a fully-paid, perpetual, world-wide nonexclusive license under the two patents at issue. Franks requested the court to dismiss its lawsuit with prejudice. TESCO accrued and paid this $2.2 million settlement during the year ended December 31, 2009.

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

The Company has been advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes. Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which the Company appealed to the Mexican court system. The Company has obtained final court rulings deciding all years in dispute in our favor, except for 1996 (discussed below), and 2001 and 2002, both of which are currently before the Mexican Tax Court. The outcome of such appeals is uncertain. However, the Company recorded an accrual of $0.3 million during 2008 for our anticipated exposure on these issues ($0.2 million related to interest and penalties was included in Other Income and $0.1 million was included in Income Tax Expense). The Company continues to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on our financial position, results of operations or cash flows.

In May 2002, the Company paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996. In 2007, the Company requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest). Therefore, in 2007 the Company reversed an accrual for taxes, interest and penalties ($1.4 million related to interest and penalties was included in Other Income and $0.7 million benefit in Income Tax Expense). With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that the Company was owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996. The Company believes the second reassessment is invalid, and the Company appealed it to the Mexican Tax Court. In January 2009, the Tax Court issued a decision accepting our arguments in part, which is subject to further appeal. Due to uncertainty regarding the ultimate outcome, The Company has not recognized the additional interest in dispute as an asset.

In July 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. In November 2009, the Company received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  At June 30, 2006 the Company accrued its estimated pre-tax exposure on this matter at $3.8 million, with $2.6 million included in other expense and $1.2 million included in interest expense. During 2008 and 2009, the Company accrued an additional $0.2 million and $0.2 million, respectively, of interest expense related to this claim.

In August 2008, the Company received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return. The Company disagrees with this claim and is currently litigating the matter. In December 2009, the Company received a decision from the Mexican Tax Court in our favor, which is subject to further appeal. The ultimate outcome of this litigation is uncertain.

In February 2009, the Company received notification of a regulatory review of our payroll practices in one of our North American business districts. The review was concluded during 2009 without a material financial impact to the Company.

In August 2009, the Company filed suit against several competitors in the U.S. District Court for the Southern District of Texas – Houston Division, including Weatherford International, Inc. (“Weatherford Inc.”).  The suit claims infringement of two TESCO patents related to our CDS. Weatherford Inc. has petitioned for and been granted a reexamination of the Tesco patents by the USPTO.  That reexamination is ongoing.  The outcome of this examination and any resulting financial impact, if any, is uncertain.

A former employee of one of TESCO’s U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging the Company failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act. The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against us pursuant to the TESCO Dispute Resolution Program (“Plan”). Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court and those plaintiffs covered by the Plan initiated arbitration proceedings with the American Arbitration Association.  Additional plaintiffs were subsequently added to each of these actions for a total of 48 plaintiffs. In December 2009, the Company agreed in mediation to settle the claims of all plaintiffs for a total of approximately $2.3 million. The settlement agreement has been executed by all plaintiffs. During 2009, the Company accrued the entire $2.3 million settlement related to these claims.

    In December 2009, the Company received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control regarding a past shipment of oilfield equipment made from its Canadian manufacturing facility in 2006 to Sudan. The Company is reviewing the matter and has provided a timely response to the subpoena. The outcome of this internal review and any future financial impact resulting from this matter are not determinable at this time.

Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At December 31, 2009 the total exposure to the Company under outstanding letters of credit was $7.1 million.

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

    The following is a reconciliation of changes in the Company’s warranty accrual for the twelve months ended December 31, 2009 and the year ended December 31, 2008 (in thousands):

	For the Years Ended December 31,
	2009	2008
Balance—beginning of period	$3,326	$3,045
Charged to expense, net	(85)	1,684
Charged to other accounts(a)	88	(129)
Deductions	(1,078)	(1,274)
Balance—end of period	$2,251	$3,326

(a)	Represents currency translation adjustments and reclassifications.

Commitments

The Company has future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2009 as follows (in thousands):

	Payment Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long term debt obligations	$8,600	$—	$—	$8,600	$—	$—	$—
Operating lease obligations	13,050	4,406	2,870	1,927	1,234	667	1,946
Interest	1,073	444	629	—	—	—	—
Purchase commitments	11,356	11,356	—	—	—	—	—
	$34,079	$16,206	$3,499	$10,527	$1,234	$667	$1,946

Rent expense during 2009, 2008 and 2007 was $4.8 million, $7.3 million and $4.7 million, respectively.

Note 12—Transactions with Related Parties

Bennett Jones LLP

The Company’s primary outside counsel in Canada is Bennett Jones LLP. One of the Company’s directors is counsel at Bennett Jones LLP. During each of the years 2009, 2008 and 2007, the Company paid approximately $0.1 million, $0.4 million and $0.4 million, respectively, for services from Bennett Jones LLP, excluding reimbursement by the Company of patent filing fees and other expenses. TESCO believes that the rates it paid Bennett Jones LLP for services are on terms similar to those that would have been available from other third parties.

Note 13—Segment Information

Business Segments

Our four business segments are: Top Drive, Tubular Services, CASING DRILLING and Research and Engineering. Prior to December 31, 2008, the Company organized its activities into three business segments: Top Drives, Casing Services and Research and Engineering. Effective December 31, 2008, the Company segregated its Casing Services segment into Tubular Services and CASING DRILLING and our financial and operating data for the year ended December 31, 2007 has been recasted to be presented consistently with this structure.

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

The Company incurs costs directly and indirectly associated with its revenues at a business unit level. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location, transportation, maintenance and repair, and depreciation of the Company’s revenue-generating equipment. Overhead costs, such as field administration and field operations support, are not directly associated with the generation of revenue within a particular business segment. In years prior to 2008, the Company allocated total overhead costs at a consolidated level based on a percentage of global revenues. Beginning in 2008, the Company was able to identify and capture, where appropriate, the specific operating segments in which it incurred its overhead costs at the business unit level. Using this information, the Company has reclassified 2007 segment operating results to conform to the current year presentation. These reclassifications resulted in an increase of $12.3 million in operating income for the Top Drive segment, and a corresponding decrease of $12.3 million for the Tubular Services segment.

Significant financial information relating to these segments is as follows (in thousands):

	Year Ended December 31, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$224,853	$118,299	$13,326	$—	$—	$356,478
Depreciation and Amortization	7,980	20,720	4,614	69	3,350	36,733
Operating Income (Loss)	49,532	(2,942)	(21,013)	(7,431)	(32,945)	(14,799)
Other expense						2,806
Loss before income taxes						$(17,605)

	Year Ended December 31, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$341,432	$166,463	$27,047	$—	$—	$534,942
Depreciation and Amortization	8,468	18,332	4,123	97	2,254	33,274
Operating Income (Loss)	106,822	22,474	(12,605)	(11,049)	(30,795)	74,847
Other expense						4,075
Income before income taxes						$70,772

	Year Ended December 31, 2007
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$289,145	$158,655	$14,578	$—	$—	$462,378
Depreciation and Amortization	9,452	15,427	1,141	98	1,139	27,257
Operating Income (Loss)	80,477	23,654	(14,082)	(12,011)	(29,887)	48,151
Other expense						6,055
Income before income taxes						$42,096

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s Revenues occurred and Property, Plant, Equipment, net were located in the following areas of the world (in thousands):

	Year Ended December 31, 2009
	Revenue	Property, Plant and Equipment, net
United States	$158,831	$69,411
Latin America, including Mexico	67,518	41,405
Asia Pacific	44,117	22,850
Canada	33,083	14,007
Europe, Africa and Middle East	52,929	35,352
Total	$356,478	$183,025

	Year Ended December 31, 2008
	Revenue	Property, Plant and Equipment, net
United States	$276,374	$94,950
Latin America, including Mexico	76,559	40,041
Asia Pacific	65,716	27,402
Canada	56,888	16,673
Europe, Africa and Middle East	59,405	29,958
Total	$534,942	$209,024

	Year Ended December 31, 2007
	Revenue	Property, Plant and Equipment, net
United States	$281,703	$100,639
Latin America, Including Mexico	41,649	20,747
Asia Pacific	51,501	16,520
Canada	59,916	20,965
Europe, Africa and Middle East	27,609	10,717
Total	$462,378	$169,588

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

For the years ended December 31, 2009, 2008 and 2007, no single customer represented more than 10% of total revenue.

Note 14—Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data for 2009 and 2008 (in thousands, except for per share amounts):

		For the 2009 quarterly period ended
		March 31 (Restated) Note 2	June 30 (Restated) Note 2	September 30 (Restated) Note 2	December 31
Revenue	(a)	$110,184	$88,427	$72,609	$85,258
Operating Income (Loss)	(b)	$4,531	$(7,802)	$2,375	$(13,903)
Net Income (Loss)	(c)	$7,510	$(4,194)	$395	$(8,976)
EPS	(d)
Basic		$0.20	$(0.11)	$0.01	$(0.24)
Diluted		$0.20	$(0.11)	$0.01	$(0.24)

    For the reasons set forth in Note 2 to the consolidated financial statements, all quarterly periods in 2009 presented above, except for the quarter ended December 31, 2009, have been restated.  The effect of these restatements on the quarterly statements of income was as follows:

(a)	Revenues were not impacted by the restatements.
(b)	Operating income for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 was increased (decreased) by $0.5 million, $(0.6) million and $0.7 million, respectively.
(c)	Net income for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 was increased (decreased) by $3.1 million, $(0.6) million and $0.7 million, respectively.
(d)
Basic EPS for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 was increased (decreased) by $0.08, $(0.01) and $0.02, respectively. Diluted EPS for the quarters ended March 31, 2009, June 30, 2009 and September, 2009 was increased (decreased) by $0.08, $(0.01) and $0.02, respectively.

		For the 2008 quarterly period ended
		March 31	June 30	September 30	December 31
Revenue	(a)	$129,368	$126,157	$140,021	$139,396
Operating Income	(b)	$16,254	$16,672	$24,838	$17,083
Net Income	(c)	$10,551	$12,446	$17,169	$9,757
EPS	(d)
Basic		$0.29	$0.34	$0.46	$0.26
Diluted		$0.28	$0.33	$0.45	$0.26

    For the reasons set forth in Note 2 to the consolidated financial statements, all periods in 2008 presented above have been revised.  The effect of these revisions on the quarterly statements of income was as follows:

(a)	Revenues were not impacted by the revisions.
(b)
Operating income for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 was increased (decreased) by $(0.2) million, $(0.3) million, $(0.6) million and $0.2 million, respectively.

(c)	Net income for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 was decreased by $0.1 million, $0.2 million, $0.4 million and $2.2 million, respectively.
(d)
Basic EPS for the quarters ended March 31, 2008 and June 30, 2008 were not impacted by the revisions.  Basic EPS for the quarters ended September 30, 2008 and December 31, 2008 was decreased by $0.06 and $0.05, respectively. Diluted EPS for the quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008 was decreased by $0.01, $0.01, $0.01 and $0.05, respectively.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

		Additions
	Balance At Beginning of Year	Charged to Cost and Expenses (c)	Charged to Other Accounts (a)	Deductions (b)	Balance At End of Year
	(in thousands)
2009
Allowance for Doubtful Accounts	$3,195	$312	$38	$(2,006)	$1,539
Inventory Reserves	3,032	6,434	(166)	(2,157)	7,143
Warranty Reserves	3,326	(85)	88	(1,078)	2,251
Allowance for Uncollectible Deposits(d)	3,385	––	––	––	3,385
Deferred Tax Asset Valuation Allowance	2,604	277	––	(1,093)	1,788

2008
Allowance for Doubtful Accounts	$1,885	$3,989	$150	$(2,829)	$3,195
Inventory Reserves	1,667	2,275	(353)	(557)	3,032
Warranty Reserves	3,045	1,684	(129)	(1,274)	3,326
Allowance for Uncollectible Deposits(d)	3,385	––	––	––	3,385
Deferred Tax Asset Valuation Allowance	2,042	562	––	––	2,604

2007
Allowance for Doubtful Accounts	$2,983	$1,200	$45	$(2,343)	$1,885
Inventory Reserves	3,874	(37)	571	(2,741)	1,667
Warranty Reserves	9,391	1,647	1,296	(9,289)	3,045
Allowance for Uncollectible Deposits(d)	—	3,385	—	—	3,385
Deferred Tax Asset Valuation Allowance	3,063	(1,021)	—	—	2,042

(a)	Represents currency translation adjustments and reclasses.
(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty services to customers.
(c)
Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty reserve estimates. In 2007, the Company reversed $2.2 million in warranty reserves as described in Note 11 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

(d)	Relates to interest earned but unpaid on deposits held by Mexican tax authorities for which the Company is uncertain of recovery.