Form 10-K/A
period 2009-12-31
TESCO CORP
filed 2010-03-31
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Number of shares of Common Stock outstanding as of February 25, 2010: 37,752,911

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: Proxy Statement for 2010 Annual Meeting of Stockholders—Part III

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (the "Form 10-K/A") is being filed to amend and restate the information in Exhibits 31.1 and 31.2 of the original Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 5, 2010 (the "Original Filing") which inadvertently omitted certain language regarding internal control over financial reporting therein. No other changes to the Original Filing have been made. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update any disclosures affected by subsequent events.

PART IV

ITEM 14.	EXHIBITS

The following documents are filed with this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/S/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JULIO M. QUINTANA	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
Julio M. Quintana

/s/ ROBERT L. KAYL	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2010
Robert L. Kayl