Form 10-Q
period 2010-03-31
TESCO CORP
filed 2010-05-07
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Number of shares of Common Stock outstanding as of April 30, 2010: 37,783,430

i

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

Please see Part I, Item 1A—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A—Risk Factors of this quarterly report on Form 10-Q, for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$36,627	$39,930
Accounts Receivable Trade, net	64,553	53,970
Income Taxes Receivable	12,162	10,945
Inventories, net	71,541	74,339
Deferred Income Taxes	13,395	13,836
Prepaid and Other Current Assets	21,694	18,680
Total Current Assets	219,972	211,700
Property, Plant and Equipment, net	175,904	183,025
Goodwill	29,394	29,394
Deferred Income Taxes	13,417	12,986
Intangible and Other Assets, net	5,097	5,450
TOTAL ASSETS	$443,784	$442,555
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$19,658	$15,992
Deferred Revenues	17,340	14,007
Accrued and Other Current Liabilities	27,911	29,326
Total Current Liabilities	64,909	59,325
Long Term Debt	––	8,600
Deferred Income Taxes	12,359	12,471
Total Liabilities	77,268	80,396
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	175,796	175,087
Contributed Surplus	16,322	14,879
Retained Earnings	138,897	136,692
Accumulated Comprehensive Income	35,501	35,501
Total Shareholders’ Equity	366,516	362,159
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$443,784	$442,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share and share information)

	Three Months Ended March 31,
	2010	2009
REVENUE
Products	$27,959	$49,125
Services	58,009	61,059
	85,968	110,184
OPERATING EXPENSES
Cost of Sales and Services
Products	21,601	35,887
Services	49,042	53,294
	70,643	89,181
Selling, General and Administrative	10,776	13,884
Research and Engineering	1,639	2,588
Total Operating Expenses	83,058	105,653
OPERATING INCOME	2,910	4,531
OTHER (INCOME) EXPENSE
Interest expense	55	497
Interest income	(22)	(19)
Foreign exchange losses (gains)	120	(161)
Other income	(486)	(48)
Total Other (Income) Expense	(333)	269
INCOME BEFORE INCOME TAXES	3,243	4,262
INCOME TAX PROVISION (BENEFIT)	1,038	(3,248)
NET INCOME	$2,205	$7,510
Earnings per share:
Basic	$0.06	$0.20
Diluted	$0.06	$0.20
Weighted average number of shares:
Basic	37,759,417	37,516,582
Diluted	38,709,654	38,347,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net Income	$2,205	$7,510
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,779	9,301
Stock compensation expense	1,524	1,572
Bad debt (recovery) expense	(562)	657
Deferred income taxes	(102)	(5,379)
Amortization of financial items	87	174
Loss on sale of operating assets	79	764
Changes in components of working capital
(Increase) decrease in accounts receivable trade	(10,021)	18,725
Decrease (increase) in inventories	3,481	(11,578)
Increase in prepaid and other current assets	(3,014)	(4,902)
Increase (decrease) in accounts payable	3,666	(5,607)
Increase (decrease) increase in accrued and other current liabilities	2,435	(481)
Decrease in income taxes payable	(1,217)	(1,238)
Other, net	––	9
Net cash provided by operating activities	7,340	9,527
INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,540)	(5,216)
Proceeds on sale of operating assets	390	55
Other, net	(5)	(32)
Net cash used in investing activities	(2,155)	(5,193)
FINANCING ACTIVITIES
Issuances of debt	––	10,000
Repayments of debt	(8,600)	(12,648)
Proceeds from exercise of stock options	112	52
Net cash used in financing activities	(8,488)	(2,596)
Effect of foreign exchange losses on cash balances	––	(67)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,303)	1,671
Net Cash and Cash Equivalents, beginning of period	39,930	20,619
Net Cash and Cash Equivalents, end of period	$36,627	$22,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1—Preparation of Interim Financial Statements and Significant Accounting Policies

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. TESCO seeks to change the way people drill wells by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. TESCO’s product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System™ (“CDS”) and TESCO’s Multiple Control Line Running System™ (“MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Basis of Presentation

These Condensed Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from the Company’s estimates. Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable.  The Company’s balance sheet as of December 31, 2009 included herein has been derived from the audited balance sheet as of December 31, 2009 included in TESCO’s 2009 Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K, which contains a summary of the Company’s significant accounting policies and other disclosures. Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2010.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted and discussed in TESCO’s 2009 Annual Report on Form 10-K.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of the Company’s worldwide operations. Effective January 1, 2010, and resulting from an analysis of operational changes and U.S. Dollar cash flows, the Company changed the functional currency for its Canadian operations from the Canadian Dollar to the U.S. Dollar.

Prior to January 1, 2010, assets and liabilities of the Company’s Canadian operations, which were denominated in foreign currencies, were translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  Effective January 1, 2010, the cumulative translation adjustments remained as a component of Accumulated Other Comprehensive Income and no additional adjustments were made as a result of the change in functional currency as discussed above.  Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period.

Inventories

Inventory consists primarily of specialized tubular services and casing tool parts, spare parts, work in process, and raw materials to support the Company’s ongoing manufacturing operations and its installed base of specialized equipment used throughout the world. At March 31, 2010 and December 31, 2009, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$43,872	$34,056
Work in progress	2,328	2,328
Finished goods	25,341	37,955
	$71,541	$74,339

Warranty Accrual

The following is a reconciliation of changes in the Company’s warranty accrual for the three months ended March 31, 2010 (in thousands):
Three Months Ended March 31, 2010
Balance—beginning of period	$2,251
Charged to expense, net	32
Deductions	(234)
Balance—end of period	$2,049

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts on Trade Accounts Receivable was $1.3 million and $1.5 million, respectively.

Fair Value Measurement

During the year ended December 31, 2009, the Company made the decision to sell certain operating assets within the next 12 months. These fixed assets had a carrying amount of $3.9 million, and were written down to their estimated realizable value of $0.3 million during the year ended December 31, 2009. The Company disposed of a portion of these assets during the current period, and as of March 31, 2010, the remaining estimated realizable value was $0.2 million. The estimated realizable fair value was derived from observable market prices in the form of quotations received from independent third parties. The following table presents the Company’s assets carried at fair value and the basis for determining their fair values (in thousands):

	As of March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses
Assets held for sale	$229	$—	$229	—	$3,559

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to TESCO. The Company had no outstanding borrowings under its credit facility at March 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales and services	$8,528	$8,998
Selling, general and administrative expense	245	291
Research and engineering	6	12
	$8,779	$9,301

Severance Costs

During the three months ended March 31, 2009, the Company eliminated approximately 220 employee positions due to a review of its personnel structure and recorded termination benefits of $1.3 million associated with the reduction. These severance costs are recorded in Cost of Sales and Services ($0.6 million), Research and Engineering expense ($0.1 million) and Selling, General and Administrative expense ($0.6 million) in the accompanying Condensed Consolidated Statements of Income, based on the respective functions performed by those employees who were terminated during the period. These costs were recorded in the Company’s operating segments as follows (in thousands):

Three Months Ended March 31, 2009
Top Drive	$382
Tubular Services	183
Casing Drilling	––
Research and Engineering	142
Corporate and Other	624
Total Severance Costs	$1,331

The Company incurred no significant severance costs during the three months ended March 31, 2010.

Stock-Based Compensation

Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet. At March 31, 2010 and December 31, 2009, the fair value of these awards was approximately $1.2 and $1.8 million, respectively.

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

	Three Months Ended March 31,
	2010	2009
Cost of Sales and Services	$219	$271
Selling, General and Administrative Expense	1,245	1,202
Research and Engineering	60	99
	$1,524	$1,572

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

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2010	2009
Basic weighted average number of shares outstanding	37,759	37,517
Dilutive effect of stock compensation awards	951	830
Diluted weighted average number of shares outstanding	38,710	38,347
Weighted average anti-dilutive options excluded from calculation due to exercise prices	680	952

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows for more flexibility in determining the value of separate elements in revenue arrangements with multiple deliverables.  This guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements.  All entities must adopt no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Upon adoption, entities may choose between the prospective application for transactions entered into or materially modified after the date of adoption, or the retroactive application for all revenue arrangements for all periods presented.  Disclosures will be required when changes in either those judgments or the application of this guidance significantly affect the timing or amount of revenue recognition.  The Company will adopt these provisions on January 1, 2011. The Company is currently evaluating the potential impact these standards may have on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The Company adopted these provisions on January 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. Under this guidance, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. This guidance requires enhanced disclosures about the risks to which a transferor continues to be exposed due to its continuing involvement in transferred financial assets. This guidance also clarifies and improves certain provisions in previously issued guidance that have resulted in inconsistencies in the application of the principles on which that guidance is based. These updates are effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted these provisions on January 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

Note 2—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes the activity in the Company’s common shares during the three months ended March 31, 2010 (dollar amounts in thousands):

	Three Months Ended March 31, 2010
	No. of shares	Amount
Balance—beginning of period	37,749,606	$175,087
Issued on exercise of options	4,032	44
Issuance from settlement of restricted stock	25,574	625
Other issuance of common stock	3,037	40
Balance—end of period	37,782,249	$175,796

Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,778,225 shares of common stock were authorized as of March 31, 2010 for the grant of stock incentive awards to eligible directors, officers, employees and other persons. At March 31, 2010, the Company had approximately 927,380 shares available for future grants.

The Company grants stock-based awards in the form of Restricted Stock Units (“RSU”s), which vest equally in three annual installments from date of grant and entitle the grantee to receive the value of one share of TESCO common stock upon vesting. RSUs may be settled by delivery of shares or the payment of cash based on the market value of a TESCO share at the time of settlement at the discretion of the Company.

The following summarizes restricted stock activity during the three months ended March 31, 2010:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Outstanding—beginning of period	807,923	$11.08	42,828	C$	30.93
Granted	—	$—	—	C$	—
Vested	(16,948)	$24.06	(8,626)	C$	24.84
Cancelled	(3,934)	$13.08	(234)	C$	36.63
Outstanding—end of period	787,041	$10.79	33,968	C$	32.44

The weighted average expected forfeiture rate is 14% for RSUs.

Note 3—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net (Loss) Income	$2,205	$7,510
Foreign currency translation adjustment, net of income taxes	—	(1,757)
Total Comprehensive Income	$2,205	$5,753

Effective January 1, 2010, and resulting from an analysis of operational changes and U.S. Dollar cash flows, the Company changed the functional currency for its Canadian operations from the Canadian Dollar to the U.S. Dollar. Accumulated Comprehensive Income reported in the consolidated statements of stockholders’ equity before January 1, 2010 totaled $35.5 million and consisted solely of the cumulative foreign currency translation adjustment in Canada prior to changing our functional currency. The currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Canada.

Note 4—Income Taxes

Tesco Corporation is an Alberta (Canada) corporation. The Company and its subsidiaries conduct business and are taxable on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO or its subsidiaries are considered resident for income tax purposes.

The Company’s income tax provision (benefit) for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Current	$1,133	$1,731
Deferred	(95)	(4,979)
Income tax provision (benefit)	$1,038	$(3,248)

The Company’s effective tax rate for the three months ended March 31, 2010 was 32%, compared to a benefit of 76% for the same period in 2009. During the first quarter of 2009, Canadian tax law changed which allowed the Company to elect to file its Canadian tax return in U.S. dollars beginning with the tax year ended December 31, 2008. The impact of this tax change was recognized in the first quarter of 2009. The effect was a one-time tax benefit of approximately $4.5 million to increase the Company’s deferred tax assets. Excluding this one-time tax benefit, the Company’s effective tax rate for the three months ended March 31, 2009 was 29%.

    As of March 31, 2010 and December 31, 2009, the Company had an accrual for uncertain tax positions of $1.2 million. This liability is offset by the Company’s net income tax receivables and is included in Income Taxes Receivable in the accompanying Condensed Consolidated Balance Sheets as the Company anticipates that these uncertainties will be resolved in the next twelve months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

Certain state and foreign tax filings remain open to examination. TESCO believes that any assessment on these filings will not have a material impact to the Company’s financial position, results of operations or cash flows. TESCO believes that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 5—Commitments and Contingencies

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

In 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. In November 2009, the Company received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  During 2006, the Company accrued its estimated pre-tax exposure on this matter at $3.8 million.

In 2009, TESCO settled a lawsuit with 48 plaintiffs related to certain wage and hour regulations under the U.S. Fair Labor Standards Act. Subsequent to that settlement, another 18 employees raised similar wage claims against the Company. During the first quarter of 2010, the Company agreed to settle all of those claims for an aggregate amount of approximately $0.4 million.

    In December 2009, the Company received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control regarding a past shipment of oilfield equipment made from its Canadian manufacturing facility in 2006 to Sudan. The Company has reviewed this matter and has provided a timely response to the subpoena. At this time, the Company does not believe the ultimate outcome of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

 Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At March 31, 2010 and December 31, 2009, the total exposure to the Company under outstanding letters of credit was $6.7 million and $7.1 million, respectively.

Note 6—Segment Information

Business Segments

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

These segments report their results of operations to the level of operating income. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office. The costs of these functions, together with Other (income) expense and Income tax provision (benefit), are not allocated to these segments. Assets are allocated to the Top Drive, Tubular Services, CASING DRILLING or Research and Engineering segments to which they specifically relate. All of the Company’s goodwill has been allocated to the Tubular Services segment. The Company’s chief operating decision maker is not provided a measure of assets by business segment and, as such, this information is not presented.

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

Significant financial information relating to these segments is as follows (in thousands):

	Three Months Ended March 31, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$52,086	$31,297	$2,585	$—	$—	$85,968
Depreciation and amortization	2,391	4,608	1,029	6	745	8,779
Operating income (loss)	12,357	3,516	(2,892)	(1,639)	(8,432)	2,910
Other income						(333)
Income before income taxes						$3,243

	Three Months Ended March 31, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$68,126	$37,002	$5,056	$—	$—	$110,184
Depreciation and amortization	1,980	5,419	1,191	12	699	9,301
Operating income (loss)	17,256	2,221	(1,361)	(2,588)	(10,997)	4,531
Other expense						269
Income before income taxes						$4,262

    Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	Three Months Ended March 31,
	2010	2009
United States	$42,019	$56,538
Europe, Africa and Middle East	10,007	14,241
Asia Pacific	10,544	10,812
Canada	7,008	12,490
Mexico	9,506	8,895
South America	6,884	7,208
Total	$85,968	$110,184

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

 RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

Our revenues, operating income and net income for the three months ended March 31, 2010 decreased compared to the same period in 2009, primarily due to decreased top drive product sales and service, decreased Tubular Services revenues, and decreased CASING DRILLING activity, partially offset by decreased operating expenses as discussed below. Revenues, operating income and net income for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,				% Change
	2010		2009
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$17,076		$28,736		(41)
-Rental services	24,127		23,581		2
-After-market sales and service	10,883		15,809		(31)
Total Top Drive	52,086	61	68,126	62	(24)
Tubular Services
-Conventional	5,509		9,597		(43)
-Proprietary	25,788		27,405		(6)
Total Tubular Services	31,297	36	37,002	34	(15)
CASING DRILLING	2,585	3	5,056	4	(49)
Total Revenues	$85,968	100	$110,184	100	(22)

OPERATING INCOME
Top Drive	$12,357	24	$17,256	25	(28)
Tubular Services	3,516	11	2,221	6	58
CASING DRILLING	(2,892)	(112)	(1,361)	(27)	(112)
Research and Engineering	(1,639)	n/a	(2,588)	n/a	(37)
Corporate and Other	(8,432)	n/a	(10,997)	n/a	(23)
Total Operating Income	$2,910	3	$4,531	4	(36)

NET INCOME	$2,205	3	$7,510	7	(71)

Revenues for the three months ended March 31, 2010 were $86.0 million, compared to $110.2 million in the same period in 2009, a decrease of $24.2 million, or 22%. This decrease is due to a $16.0 million decrease in the Top Drive segment, a $5.7 million decrease in the Tubular Services segment and a $2.5 million decrease in the CASING DRILLING segment. Each segment is discussed in further detail below.

Operating Income for the three months ended March 31, 2010 was $2.9 million, compared to $4.5 million in the three months ended March 31, 2009, a decrease of $1.6 million, or 36%. This decrease is primarily due to lower revenues in all of our segments, as discussed further below.

Net Income for the three months ended March 31, 2010 was $2.2 million, compared to income of $7.5 million in the same period in 2009, a decrease of $5.3 million, or 71%. This decrease is primarily due to decreased operating income as discussed above and a one-time tax benefit of approximately $4.5 million recorded during the three months ended March 31, 2009 to increase the Company’s deferred tax assets as a result of a change in Canadian tax law, as discussed below.

Top Drive Segment

Our Top Drive segment consists of top drive sales, top drive rental service activities and after-market sales and services.

Revenues—Revenues for the three months ended March 31, 2010 decreased $16.0 million, or 24%, compared to the same period in 2009, primarily driven by a $11.6 million decrease in top drive sales and a $4.9 million decrease in after-market sales and service, offset by a $0.5 million increase in top drive rental operations.

Revenues from top drive sales decreased $11.6 million to $17.1 million for the three months ended March 31, 2010 as compared to the same period in 2009. This decrease is primarily due to the number of Top Drive units sold during 2009 resulting from the fulfillment of backlog orders from 2008 that arose prior to the downturn in the drilling industry that continues to impact our business.  We sold 14 units (12 new, 1 used and 1 consignment unit) during the three months ended March 31, 2010, compared to 32 units sold (31 new and 1 used) during the same period in 2009.  Our outstanding backlog was 65 units at December 31, 2008, compared to 11 units at December 31, 2009.  At March 31, 2010, our third-party backlog was 18 units.

Revenues from top drive rental service activities increased $0.5 million to $24.1 million during the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to an increase in the number of rental operating days during the current year’s period. Our rental fleet worked 5,373 operating days during the three months ended March 31, 2010, up from 4,673 operating days in the same period last year. At March 31, 2010, we had 117 top drives in our rental fleet, compared to 126 units as of March 31, 2009.

Revenues from after-market sales and service decreased $4.9 million to $10.9 million for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to a decline in customer demand for after-market parts and maintenance and repair services. This decrease in demand has resulted in pricing pressures and thus, decreased revenues per job.

Operating Income—Top Drive operating income for the three months ended March 31, 2010 decreased $4.9 million to $12.4 million as compared to the same period in 2009. The decrease in operating income during the current period is primarily due to the decrease in the number of top drives sold during the current period, as discussed above. In addition, operating margins were negatively impacted by pricing pressures on our after-market sales and service businesses, as described above.

Outlook— Based upon existing drilling levels and current economic forecasts, we expect our top drive order rate to moderately increase in 2010. While we have seen a recent increase in sales activity, our customers have maintained their focus on lowering project costs and, accordingly, we have adjusted our sales prices on selected product offerings.

Tubular Services Segment

Revenues—Revenues for the three months ended March 31, 2010 decreased $5.7 million, or 15%, to $31.3 million as compared to the same period in 2009. This was primarily due to a $4.1 million decrease in our conventional Tubular Services business and a $4.6 million decrease in our proprietary equipment sales, partially offset by increased proprietary services revenue. The decrease in our revenues is due to the decline in available work as the global market recovers from last year’s depressed economic conditions.  We continue to shift our customers to our proprietary product offerings. We completed 797 jobs during the three months ended March 31, 2010, up 41% compared to 562 jobs during the three months ended March 31, 2009.  While the number of jobs performed has increased, revenue per job has been negatively impacted by pricing pressures resulting from decreased drilling activity.

Operating Income—Tubular Services’ operating income for the three months ended March 31, 2010 increased $1.3 million to $3.5 million compared to income of $2.2 million for the same period in 2009, primarily due to a reduction in our fixed operating cost structure.  In response to the steep decline in industry conditions that occurred in early 2009, we took steps to reduce our operating costs and strategically aligned certain locations, particularly in North America.

Outlook—We expect our proprietary services business to grow moderately in 2010 compared to 2009 and our conventional casing activities to recover more slowly as we continue to focus our efforts on the expansion of our proprietary casing service offerings. In addition, we continue to expand our tubular services activities in selected international locations to further expand our global footprint. We continue to believe that the fundamentals driving our global business remain intact and that our financial condition will position us for future growth as drilling industry conditions improve.

CASING DRILLING Segment

Revenues—Revenues for the three months ended March 31, 2010 were $2.6 million compared to $5.1 million in the same period last year, a decrease of $2.5 million or 49%. This decrease was due to a comparatively slower recovery in available work for CASING DRILLING in connection with current industry operating conditions.

Operating Income—CASING DRILLING’s operating loss for the three months ended March 31, 2010 was $2.9 million, an increase from last year of $1.4 million.  The increased loss is primarily due to the decreased revenues discussed above.

Outlook—While operating rig count is beginning to recover, North American rigs are being deployed to the U.S. shale gas projects where there is currently less demand for CASING DRILLING technology.  As we move forward, we are seeing movement into oil basin projects.  We are evaluating these prospects and expect this to be a positive trend for the CASING DRILLING business. We remain confident that our CASING DRILLING business will be a valuable part of our future operations. Accordingly, we plan to maintain our existing CASING DRILLING infrastructure around the world while monitoring costs and streamlining internal processes.

Research and Engineering Segment

Research and Engineering’s operating expenses are comprised of our activities related to the design and enhancement of our top drive models and proprietary equipment.  These expenses were $1.6 million for the three months ended March 31, 2010, a decrease of $1.0 million from operating expenses of $2.6 million for the three months ended March 31, 2009. This decrease is primarily due to our continued focus on reducing costs and the timing of our investments in Top Drive model development. We continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and Other expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other operating expenses for the three months ended March 31, 2010 decreased $2.6 million to $8.4 million, compared to $11.0 million for the same period in 2009. This decrease is primarily due to a $2.2 legal settlement and $0.6 million in severance costs incurred during the prior year’s period.

Net Income

Net income for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
		% of revenue		% of revenue
Operating Income	$2,910	3	$4,531	4
Interest expense	55	—	497	—
Interest income	(22)	—	(19)	—
Foreign exchange losses (gains)	120	—	(161)	––
Other income	(486)	(1)	(48)	—
Income taxes	1,038	1	(3,248)	3
Net Income	$2,205	3	$7,510	7

Interest Expense—Interest expense for the three months ended March 31, 2010 decreased $0.4 million compared to the same period in 2009. During the three months ended March 31, 2010, we paid all outstanding amounts owed under our credit facility, compared to average daily debt balances of $43.7 million during the the same period last year, resulting in lower interest expense during the current year period.

Interest Income—Interest income for the three months ended March 31, 2010 was relatively flat compared to the same period in 2009.

Foreign Exchange Losses (Gains) —Foreign exchange losses (gains) increased to a loss of $0.1 million during the three months ended March 31, 2010 from a gain of $0.2 million during the same period in 2009.  Effective January 11, 2010 the Venezuelan government devalued its currency and moved to a two-tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services.  The unfavorable impact of the devaluation to our first quarter results is approximately $0.4 million with the exchange rate movement from 2.15 to 4.30. This loss is partially offset by gains resulting from fluctuations in other worldwide currencies.  Effective January 1, 2010, and resulting from an analysis of U.S. Dollar cash flows, we changed our functional currency in our Canadian operations from the Canadian Dollar to the U.S. Dollar.  As a result, we have decreased exposure to fluctuations in the Canadian dollar values compared to the U.S. dollar effective January 1, 2010.

Other (Income) Expense—Other (income) expense for the three months ended March 31, 2010 increased by $0.4 million compared to the same period during 2009, primarily due to a reversal of a $0.4 million penalty assessed by a taxing authority.

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

Our effective tax rate for the three months ended March 31, 2010 was 32% compared to a benefit of 76% for the three months ended March 31, 2009.  During the first quarter of 2009, Canadian tax law changed which allows the company to elect to file its Canadian tax return in U.S. dollars beginning with the tax year ended December 31, 2008. The impact of this tax change was recognized in the first quarter of 2009. The effect was a one-time tax benefit of approximately $4.5 million to increase our deferred tax assets. Excluding this one-time tax benefit, our effective tax rate for the three months ended March 31, 2009 was 29%.

LIQUIDITY AND CAPITAL RESOURCES

Our Net Cash position at March 31, 2010 and December 31, 2009 was as follows (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$36,627	$39,930
Long term debt	—	(8,600)
Net Cash	$36,627	$31,330

On June 5, 2007, we and our existing lenders entered into an amended and restated credit agreement (the “Amended Credit Agreement”) to provide up to $100 million in revolving loans including up to $15 million of swingline loans (collectively, the “Revolver”) and a term loan which had a balance of $25.0 million as of June 5, 2007 with required quarterly payments through October 31, 2009. The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver will be due and payable on June 5, 2012. In December 2007, we entered into the first amendment to the Amended and Restated Credit agreement to increase the Revolver to provide up to $145 million. In March 2008, we entered into a second amendment to the Amended Credit Agreement in order to increase the limit on permitted capital expenditures during the quarters ending March 31, June 30 and September 30, 2008 from 70% to 85% of consolidated EBITDA (as defined in the Amended Credit Agreement). Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. As of March 31, 2010, we had $5.8 million in letters of credit outstanding under our credit facility and $139.2 million available under the Revolver.

The Amended Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, we are prohibited from incurring any additional indebtedness outside the existing Credit Facility, in excess of $15 million, paying cash dividends to shareholders and other restrictions which are standard to the industry. The Amended Credit Agreement is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit will decrease to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. We were in compliance with our bank covenants at March 31, 2010.

We had no outstanding borrowings under our revolving credit facility as of March 31, 2010. Our credit facility is maintained by a syndicate of seven banks, and we are not aware of any insolvency issues with respect to our syndicate banks.

Our investment in working capital, excluding cash and cash equivalents, increased $6.0 million to $118.4 million at March 31, 2010 from $112.4 million at December 31, 2009. The increase during the three months ended March 31, 2010 was primarily due to an increase in accounts receivable, partially offset by an increase in our accounts payable.

Following is the calculation of working capital, excluding cash and cash equivalents, as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Current assets	$219,972	$211,700
Current liabilities	(64,909)	(59,325)
Working capital	155,063	152,375
Less:
Cash and cash equivalents	(36,627)	(39,930)
Working capital, excluding cash and cash equivalents	$118,436	$112,445

During the three months ended March 31, 2010, our capital expenditures were $2.5 million, compared to $5.2 million during the three months ended March 31, 2009. We project our capital expenditures for 2010 to be between $20 to $30 million. The planned increase from our 2009 capital spending levels is directly related to our forecasted rate of industry recovery from 2009 conditions, along with our 2010 strategy to judiciously apply our capital spending in certain key markets.

During the three months ended March 31, 2010, cash provided by operating activities was $7.3 million, compared to cash provided by operating activities of $9.5 million in the same period in 2009. This decrease is primarily due to the changes in working capital discussed above. We believe our operations will continue to generate cash, and these amounts, along with amounts available under our existing credit facilities, will be sufficient to fund our working capital needs and capital expenditures.

We are also monitoring the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2010 and December 31, 2009, we had no off balance sheet arrangements.

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

Foreign Currency Translation— The U.S. dollar is the functional currency for all of our worldwide operations. Effective January 1, 2010, and resulting from an analysis of operational changes and U.S. Dollar cash flows, we changed the functional currency for our Canadian operations from the Canadian Dollar to the U.S. Dollar.

Prior to January 1, 2010, assets and liabilities of our Canadian operations, which were denominated in foreign currencies, were translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  Effective January 1, 2010, the cumulative translation adjustments remained as a component of Accumulated Other Comprehensive Income and no additional adjustments were made as a result of the change in functional currency as discussed above.  Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at the average exchange rates in effect during the period.

CHANGES IN ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance that allows for more flexibility in determining the value of separate elements in revenue arrangements with multiple deliverables.  This guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements.  All entities must adopt no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Upon adoption, entities may choose between the prospective application for transactions entered into or materially modified after the date of adoption, or the retroactive application for all revenue arrangements for all periods presented.  Disclosures will be required when changes in either those judgments or the application of this guidance significantly affect the timing or amount of revenue recognition.  We will adopt these provisions on January 1, 2011. We are currently evaluating the potential impact these standards may have on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. This update is effective for fiscal years beginning after November 15, 2009. We adopted these provisions on January 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. Under this guidance, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition. This guidance requires enhanced disclosures about the risks to which a transferor continues to be exposed due to its continuing involvement in transferred financial assets. This guidance also clarifies and improves certain provisions in previously issued guidance that have resulted in inconsistencies in the application of the principles on which that guidance is based. These updates are effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted these provisions on January 1, 2010 and the adoption did not have a material impact on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. We had no outstanding debt under our credit facility at March 31, 2010.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks. Please see Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the risk factors affecting us.

ITEM 4.	CONTROLS AND PROCEDURES.

Material Weakness Previously Disclosed

As discussed in our 2009 Annual Report on Form 10-K, we did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of December 31, 2009.  Specifically, an effective control was not operating to ensure that accounting changes were completely and accurately recorded on a timely basis for the adoption of a new tax law in Canada during the first quarter 2009.  Additionally, this control was not sufficiently designed to ensure that deferred taxes denominated in a currency other than the functional currency were appropriately calculated and re-measured on a timely basis. This control deficiency resulted in misstatements of the deferred tax assets, the income tax provision, foreign exchange gains and losses, cumulative translation adjustments accounts and related financial disclosures.  This control deficiency also resulted in restatements of our condensed consolidated financial statements as of and for each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and resulted in audit adjustments to our consolidated financial statements as of and for the year ended December 31, 2009.   Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2010, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting.  Because of this material weakness, we performed additional procedures to ensure that our financial statements as of and for the quarter ended March 31, 2010 were fairly presented in all material respects in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Our management continues to take action in remediating the material weakness identified by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes.  Specifically, we are establishing and designing controls to identify and properly account for significant changes or events impacting the Company’s tax accounts, such as significant changes to tax laws, including the following:

•
In addition to its performance on an annual basis, the Company will prepare a tax basis balance sheet and related reconciliation upon the occurrence of significant changes or events impacting the Company’s tax accounts, such as significant changes in tax laws, during the quarter in which such events occur.

•	Increasing the use of expert outside service providers to review the tax implications of such events when determined to be necessary.
•	Automation through the general ledger system of the re-measurement of the Company's Canadian deferred tax accounts denominated in a currency other than the local functional currency.

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

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis. Please see Part I, Item 3—“Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of our ongoing legal proceedings.

The amount of loss we may suffer as a result of these proceedings is not generally reasonably estimable until settlement is reached or judgment obtained. Management does not believe that any such proceedings currently underway against us, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In 2009, TESCO settled a lawsuit with 48 plaintiffs related to certain wage and hour regulations under the U.S. Fair Labor Standards Act. Subsequent to that settlement, another 18 employees raised similar wage claims against us. During the first quarter of 2010, we agreed to settle those claims for approximately $0.4 million.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the risk factors affecting the Company. There have been no material changes in the risk factors described in Part 1, Item 1A, “Risk Factors,” disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

 ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             REMOVED AND RESERVED

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

Date: May 7, 2010

TESCO CORPORATION

By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: May 7, 2010

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

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