Form 10-Q
period 2010-06-30
TESCO CORP
filed 2010-08-09
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

Form 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34090
———————

Tesco Corporation
(Exact name of registrant as specified in its charter)
———————

Alberta	76-0419312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3993 West Sam Houston Parkway North Suite 100 Houston, Texas	77043-1221
(Address of Principal Executive Offices)	(Zip Code)

713-359-7000
(Registrant’s telephone number, including area code)
———————
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

Number of shares of Common Stock outstanding as of July 31, 2010: 37,825,770

i

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

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED).

TESCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$41,544	$39,930
Accounts Receivable Trade, net	60,783	53,970
Income Taxes Recoverable	12,444	10,945
Inventories, net	66,343	74,339
Deferred Income Taxes	14,241	13,836
Prepaid and Other Current Assets	23,601	18,680
Total Current Assets	218,956	211,700
Property, Plant and Equipment, net	177,291	183,025
Goodwill	29,394	29,394
Deferred Income Taxes	13,903	12,986
Intangible and Other Assets, net	4,694	5,450
TOTAL ASSETS	$444,238	$442,555
LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	21,719	15,992
Deferred Revenues	14,164	14,007
Accrued and Other Current Liabilities	27,550	29,326
Total Current Liabilities	63,433	59,325
Long Term Debt	––	8,600
Deferred Income Taxes	12,303	12,471
Total Liabilities	75,736	80,396
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Common Shares	176,934	175,087
Contributed Surplus	16,469	14,879
Retained Earnings	139,598	136,692
Accumulated Comprehensive Income	35,501	35,501
Total Shareholders’ Equity	368,502	362,159
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$444,238	$442,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share and share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
Products	$28,666	$42,704	$56,625	$91,829
Services	56,761	45,723	114,770	106,782
	85,427	88,427	171,395	198,611
OPERATING EXPENSES
Cost of Sales and Services
Products	20,833	32,506	42,434	68,393
Services	49,566	48,664	98,608	101,958
	70,399	81,170	141,042	170,351
Selling, General and Administrative	11,892	13,214	22,668	27,098
Research and Engineering	1,917	1,845	3,556	4,433
Total Operating Expenses	84,208	96,229	167,266	201,882
OPERATING INCOME (LOSS)	1,219	(7,802)	4,129	(3,271)
OTHER EXPENSE
Interest expense	196	457	251	954
Interest income	(73)	(30)	(95)	(49)
Foreign exchange losses	45	639	165	478
Other expense (income)	16	192	(470)	144
Total Other Expense	184	1,258	(149)	1,527
INCOME (LOSS) BEFORE INCOME TAXES	1,035	(9,060)	4,278	(4,798)
INCOME TAX PROVISION (BENEFIT)	334	(4,866)	1,372	(8,114)
NET INCOME (LOSS)	$701	$(4,194)	$2,906	$3,316
Earnings (Loss) per share:
Basic	$0.02	$(0.11)	$0.08	$0.09
Diluted	$0.02	$(0.11)	$0.08	$0.09
Weighted average number of shares:
Basic	37,792,070	37,565,006	37,775,743	37,540,794
Diluted	38,649,878	37,565,006	38,679,766	38,330,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net Income	$2,906	$3,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,567	18,345
Stock compensation expense	3,010	2,759
Bad debt (recovery) expense	(431)	1,124
Deferred income taxes	(1,665)	(8,557)
Amortization of financial items	174	348
Loss on sale of operating assets	19	1,370
Impairment of assets held for sale	––	1,792
Changes in components of working capital
(Increase) decrease in accounts receivable trade	(6,782)	34,168
Decrease in inventories	4,804	213
Increase in prepaid and other current assets	(4,921)	(2,712)
Increase (decrease) in accounts payable	5,727	(19,870)
Decrease in accrued and other current liabilities	(934)	(7,468)
Decrease in income taxes payable	(1,324)	(8,075)
Other, net	(164)	3
Net cash provided by operating activities	17,986	16,756
INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,086)	(12,849)
Proceeds on sale of operating assets	6,372	1,004
Other, net	36	(217)
Net cash used in investing activities	(7,678)	(12,062)
FINANCING ACTIVITIES
Issuances of debt	––	10,000
Repayments of debt	(8,600)	(15,146)
Proceeds from exercise of stock options	120	98
Excess tax benefit associated with equity compensation	(214)	––
Net cash used in financing activities	(8,694)	(5,048)
Effect of foreign exchange losses on cash balances	––	147
Net Increase (Decrease) in Cash and Cash Equivalents	1,614	(207)
Net Cash and Cash Equivalents, beginning of period	39,930	20,619
Net Cash and Cash Equivalents, end of period	$41,544	$20,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1—Preparation of Interim Financial Statements and Significant Accounting Policies

Nature of Operations

Tesco Corporation (“TESCO” or the “Company”) is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. TESCO seeks to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and gas. TESCO’s product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System™ (“CDS”) and TESCO’s Multiple Control Line Running System™ (“MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING®is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Basis of Presentation

These Condensed Consolidated Financial Statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. GAAP.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  The preparation of these financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from the Company’s estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair statement of the condensed consolidated balance sheets, results of operations and cash flows, as applicable.  The Company’s balance sheet as of December 31, 2009 included herein has been derived from the audited balance sheet as of December 31, 2009 included in TESCO’s 2009 Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K, which contains a summary of the Company’s significant accounting policies and other disclosures. Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2010.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were filed with the SEC.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted and discussed in TESCO’s 2009 Annual Report on Form 10-K.

Foreign Currency Translation and Revaluation

 The U.S. dollar is the functional currency for all of the Company’s worldwide operations. Effective January 1, 2010, and resulting from an analysis of U.S. Dollar cash flows, the Company changed the functional currency for its Canadian operations from the Canadian Dollar to the U.S. Dollar.

Prior to January 1, 2010, assets and liabilities of the Company’s Canadian operations, which were denominated in foreign currencies, were translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments were reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. As a result of the functional currency change discussed above, the Company's cumulative translation adjustment of $35.5 million included in Accumulated Other Comprehensive Income will be adjusted only in the event of a full or partial disposition of the Company's investment in Canada. Prior to January 1, 2010, assets and liabilities denominated in currencies other than the functional currency were remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses were included in income in the period in which they occurred. See Note 3.

In March 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which incorporates the SEC’s views on foreign currency issues related to investments in Venezuela.  This pronouncement requires immediate adoption and addresses the proper accounting treatment and disclosure of differences between the official foreign currency exchange rate of the bolivar fuerte, which is the currency used in Venezuela and set by several large Venezuelan commercial banks operating the Transaction System for Foreign Currency Denominated Securities which is the more liquid exchange rate.  The Company’s investment in Venezuela is not significant to its operations and the adoption of this guidance did not have a material impact on the consolidated financial statements.

Inventories

Inventories consist primarily of specialized tubular services and casing tool parts, spare parts, work in process, and raw materials to support the Company’s ongoing manufacturing operations and its installed base of specialized equipment used throughout the world. At June 30, 2010 and December 31, 2009, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$39,094	$34,056
Work in progress	2,859	2,328
Finished goods	24,390	37,955
	$66,343	$74,339

Warranty Accrual

The following is a reconciliation of changes in the Company’s warranty accrual for the six months ended June 30, 2010 (in thousands):
Six Months Ended June 30, 2010
Balance—beginning of period	$2,251
Charged to expense, net	(58)
Deductions	(308)
Balance—end of period	$1,885

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of the Company's ability to collect outstanding receivables based on the number of days outstanding. At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts on Trade Accounts Receivable was $1.3 million and $1.5 million, respectively.

Fair Value Measurement

During the year ended December 31, 2009, the Company made the decision to sell certain operating assets within the next 12 months. These fixed assets had a carrying amount of $3.9 million and were written down to their estimated realizable value of $0.3 million during the year ended December 31, 2009. The estimated realizable fair value was derived from observable market prices in the form of quotations received from independent third parties. The following table presents the Company’s assets carried at fair value and the basis for determining their fair values (in thousands):

	As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses
Assets held for sale	$147	$—	$147	—	$3,559

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of the Company’s long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to TESCO. The Company had no outstanding borrowings under its credit facility at June 30, 2010.

Depreciation and Amortization

Depreciation and amortization expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales and services	$8,545	$8,642	$17,073	$17,640
Selling, general and administrative expense	236	390	481	681
Research and engineering	7	12	13	24
	$8,788	$9,044	$17,567	$18,345

Severance Costs

The Company incurred no significant severance costs during the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company eliminated approximately 220 and 440 employee positions, respectively, due to a review of its personnel structure and recorded termination benefits of $1.6 million and $2.9 million, respectively. These severance costs are recorded in Cost of Sales and Services ($0.8 million and $1.3 million for the three and six months ended June 30, 2009 respectively), Selling, General and Administrative expense ($0.6 million and $1.3 million for the three and six months ended June 30, 2009 respectively), and  Research and Engineering expense ($0.2 million and $0.3 million for the three and six months ended June 30, 2009 respectively) in the accompanying Condensed Consolidated Statements of Income, based on the respective functions performed by those employees who were terminated during the period. These costs were recorded in the Company’s operating segments as follows (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Top Drive	$506	$888
Tubular Services	165	348
Casing Drilling	139	139
Research and Engineering	184	326
Corporate and Other	569	1,193
Total Severance Costs	$1,563	$2,894

Stock-Based Compensation

Stock compensation expense is recorded in Cost of Sales and Services, Selling, General and Administrative expense, and Research and Engineering expense in the accompanying Condensed Consolidated Statements of Income based on the respective functions for those employees receiving stock-based compensation. Stock compensation expense is included in the Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of Sales and Services	$186	$188	$405	$459
Selling, General and Administrative Expense	1,246	927	2,490	2,129
Research and Engineering	55	72	115	171
	$1,487	$1,187	$3,010	$2,759

Additionally, the Company has Canadian dollar-denominated stock option awards issued to non-Canadian employees qualify for liability classification due to the Company’s voluntary delisting from the TSX effective June 30, 2008. Accordingly, the fair value of these awards is included in Accrued and Other Current Liabilities in the accompanying Condensed Consolidated Balance Sheet. At June 30, 2010 and December 31, 2009, the fair value of these awards was approximately $1.1 and $1.8 million, respectively.

Per Share Information

Per share information is computed using the weighted average number of common shares outstanding during the year. Diluted per share information is calculated, including the dilutive effect of stock-based compensation which are determined using the treasury stock method. The treasury stock method assumes that the proceeds that would be obtained upon exercise of “in the money” stock-based compensation would be used to purchase common shares at the average market price during the period. No adjustment to diluted earnings per share is made if the result of this calculation is anti-dilutive.

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	37,792	37,565	37,776	37,541
Dilutive effect of stock-based compensation	858	––	904	790
Diluted weighted average number of shares outstanding	38,650	37,565	38,680	38,331
Weighted average anti-dilutive stock-based compensation excluded from calculation due to grant price exceeding exercise prices	693	943	1,707	2,402
Weighted average anti-dilutive stock-based compensation excluded from calculation due to reported net loss	––	749	––	––

Recent Accounting Pronouncements

Each reporting period the Company considers all newly issued but not yet adopted accounting and reporting guidance applicable to its operations and the preparation of its consolidated financial statements. The Company does not believe that any issued accounting and reporting guidance not yet adopted will have a material impact on its financial statements other than as discussed below.

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

Note 2—Shareholders’ Equity and Stock-Based Compensation

Common Stock

The following summarizes the activity in the Company’s common shares during the six months ended June 30, 2010 (dollar amounts in thousands):

	Six Months Ended June 30, 2010
	No. of shares	Amount
Balance—beginning of period	37,749,606	$175,087
Issued on exercise of options	11,112	120
Issuance from settlement of restricted stock	56,822	1,637
Other issuance of common stock	7,136	90
Balance—end of period	37,824,676	$176,934

Stock-Based Compensation

Under the terms of the Company’s stock option plan, as amended, 3,782,468 shares of common stock were authorized as of June 30, 2010 for the grant of stock incentive awards to eligible directors, officers, employees and other persons. At June 30, 2010, the Company had approximately 966,173 shares available for future grants.

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

The following summarizes restricted stock activity during the six months ended June 30, 2010:

	U.S. Dollars		Canadian Dollars
	Shares	Weighted- Average grant date fair value	Shares	Weighted- Average Grant date fair value
Outstanding—beginning of period	807,923	$11.08	42,828	C$	30.93
Granted	22,200	$13.01	––	C$	––
Vested	(27,480)	$25.05	(29,342)	C$	33.16
Cancelled	(12,970)	$13.01	(1,702)	C$	33.34
Outstanding—end of period	789,673	$10.61	11,784	C$	25.04

The weighted average expected forfeiture rate is 14% for RSUs.

Note 3—Comprehensive Income

Comprehensive income includes unrealized gains and losses of the Company which have been recognized during the period as a separate component of Shareholders’ Equity. The Company’s total comprehensive income for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income (Loss)	$701	$(4,194)	$2,906	$3,316
Foreign currency translation adjustment, net of income taxes	––	6,605	––	4,848
Total Comprehensive Income	$701	$2,411	$2,906	$8,164

Effective January 1, 2010, and resulting from an analysis of U.S. Dollar cash flows, the Company changed the functional currency for its Canadian operations from the Canadian Dollar to the U.S. Dollar. Accumulated Comprehensive Income totaled $35.5 million at January 1, 2010 and consisted solely of the cumulative foreign currency translation adjustment in Canada prior to changing our functional currency. The currency translation adjustment recorded up through the date of the change in functional currency will only be adjusted in the event of a full or partial disposition of our investment in Canada.

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

The Company’s income tax provision (benefit) for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current	$1,904	$(1,689)	$3,037	$42
Deferred	(1,570)	(3,177)	(1,665)	(8,156)
Income tax provision (benefit)	$334	$(4,866)	$1,372	$(8,114)

The Company’s effective tax rate for the three and six months ended June 30, 2010 was 32% and 32%, respectively, compared to 54% and 169%, respectively, for the same periods in 2009. The effective tax rate for the six months ended June 30, 2009 was affected by several one-time adjustments including the recognition of a $4.5 million tax benefit associated with a Canadian tax law change and provision to return adjustments as a result of filing the Company’s Canadian income tax returns.

As of June 30, 2010 and December 31, 2009, the Company had an accrual for uncertain tax positions of $1.2 million. This liability is offset by the Company’s net income tax receivables and is included in Income Taxes Recoverable in the accompanying Condensed Consolidated Balance Sheets, as the Company anticipates that these uncertainties will be resolved in the next 12 months. The resolution of these uncertainties should not have a material impact on the Company’s effective tax rate.

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

Note 5—Commitments and Contingencies

Legal Contingencies

The Company, in the normal course of business, is subject to legal proceedings brought against it and its subsidiaries. The estimates below represent management’s best estimates based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss the Company may suffer as a result of these proceedings.

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

In 2006, the Company received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. The Company disagrees with this claim and is currently litigating this matter. In November 2009, the Company received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal. During 2006, the Company accrued its estimated pre-tax exposure of $3.8 million and continues to accrue interest for this matter for a total accrual of $4.9 million as of June 30, 2010.

In 2009, TESCO settled a lawsuit with 48 plaintiffs related to certain wage and hour regulations under the U.S. Fair Labor Standards Act. Subsequent to that settlement, another 18 employees raised similar wage claims against the Company. During the first quarter of 2010, the Company agreed to settle all of those claims for an aggregate amount of approximately $0.4 million.

In December 2009, the Company received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control regarding a past shipment of oilfield equipment made from its Canadian manufacturing facility in 2006 to Sudan. The Company has reviewed this matter and has provided a timely response to the subpoena. The Company continues to evaluate the potential outcome of this matter and the effect on the Company’s consolidated financial position, results of operations or cash flow is not reasonably determinable at this time.

 Other Contingencies

The Company is contingently liable under letters of credit and similar instruments that it is required to provide from time to time in connection with the importation of equipment to foreign countries and to secure its performance on certain contracts. At June 30, 2010 and December 31, 2009, the total exposure to the Company under outstanding letters of credit was $7.2 million and $7.1 million, respectively.

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

Significant financial information relating to these segments is as follows (in thousands):

	Three Months Ended June 30, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$53,488	$29,258	$2,681	$—	$—	$85,427
Depreciation and amortization	2,525	4,441	1,083	7	732	8,788
Operating income (loss)	13,040	1,666	(2,927)	(1,917)	(8,643)	1,219
Other expense						184
Income before income taxes						$1,035

	Three Months Ended June 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$57,800	$27,923	$2,704	$—	$—	$88,427
Depreciation and amortization	1,789	5,234	1,185	12	824	9,044
Operating income (loss)	9,863	(1,730)	(4,865)	(1,845)	(9,225)	(7,802)
Other expense						1,258
Loss before income taxes						$(9,060)

	Six Months Ended June 30, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$105,574	$60,555	$5,266	$—	$—	$171,395
Depreciation and amortization	4,916	9,049	2,112	13	1,477	17,567
Operating income (loss)	25,397	5,182	(5,819)	(3,556)	(17,075)	4,129
Other expense						(149)
Income before income taxes						$4,278

	Six Months Ended June 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$125,926	$64,925	$7,760	$—	$—	$198,611
Depreciation and amortization	3,769	10,653	2,376	24	1,523	18,345
Operating income (loss)	27,119	491	(6,226)	(4,433)	(20,222)	(3,271)
Other expense						1,527
Loss before income taxes						$(4,798)

Geographic Areas

The Company attributes revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which the customer’s purchasing office is located. The Company’s revenues occurred in the following areas of the world (in thousands):

	Three Months Ended June 30,
	2010	2009
United States	$38,849	$41,072
Europe, Africa and Middle East	12,808	16,276
Asia Pacific	7,134	12,060
Canada	8,436	3,932
Mexico	8,574	8,989
South America	9,626	6,098
Total	$85,427	$88,427

	Six Months Ended June 30,
	2010	2009
United States	$80,868	$97,610
Europe, Africa and Middle East	22,815	28,766
Asia Pacific	17,678	22,872
Canada	15,444	18,173
Mexico	18,080	16,197
South America	16,510	14,993
Total	$171,395	$198,611

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our four business segments are:
•	Top Drives
•	Tubular Services
•	CASING DRILLING
•	Research and Engineering

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

Our Tubular Services business segment includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, which uses certain components of our CASING DRILLING technology, in particular the CDS, and provides an efficient method for running casing and, if required, reaming the casing into the hole. Additionally, our proprietary Tubular Service business includes the installation service of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology which improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.

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

Our Research and Engineering segment is comprised of our research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.

Business Environment

The global economy continues to be affected by the economic crisis that started in late 2008, which led to a significant global economic downturn, and credit and financial markets have not yet fully recovered. Many oil and gas operators reliant on external financing to fund their drilling programs have significantly curtailed drilling activity, which has negatively affected our business. The current outlook for the global economy varies widely, but generally points toward a slow to modest recovery in 2010 and into 2011. Current global macro-economic conditions make any projections difficult and uncertain; however, each of our revenue generating segments continues to show positive trends and we anticipate moderately improved activity in the second half of 2010.

During April 2010, the semisubmersible drilling rig Deepwater Horizon sank in the Gulf of Mexico after an explosion and fire onboard the rig. We provided no products or services to the Deepwater Horizon or for the drilling of this well. The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies and Congressional committees. During May 2010, the United States Department of the Interior issued an order imposing a six-month suspension on all offshore deepwater drilling projects. A preliminary injunction was issued blocking enforcement of the suspension during June 2010, and the Department of the Interior issued a new suspension of deepwater drilling during July 2010. This event had a negative impact on our MCLRS business in the three months ended June 30, 2010. We do not know the extent of the impact on future revenue or earnings from the suspension on all Gulf of Mexico offshore deepwater drilling projects as they are dependent on our customers’ actions and the potential movement of deepwater rigs to other markets as well as the possible shift of drilling activity from deepwater to other types of drilling, such as more traditional land-based drilling and alternative shale gas drilling. For a list of possible risk factors affecting risks associated with the oil and gas industry, see Part I, Item 1A—Risk Factors included in our annual report filed on Form 10-K for the year ended December 31, 2009.

     RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009

Revenues, operating income and net income for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,				% Change
	2010		2009
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$17,864		$27,824		(36)
-Rental services	24,822		18,074		37
-After-market sales and service	10,802		11,902		(9)
Total Top Drive	53,488	63	57,800	65	(7)
Tubular Services
-Conventional	4,348		4,498		(3)
-Proprietary	24,910		23,425		6
Total Tubular Services	29,258	34	27,923	32	5
CASING DRILLING	2,681	3	2,704	3	(1)
Total Revenues	$85,427	100	$88,427	100	(3)

OPERATING INCOME
Top Drive	$13,040	24	$9,863	17	32
Tubular Services	1,666	6	(1,730)	(6)	196
CASING DRILLING	(2,927)	(109)	(4,865)	(180)	40
Research and Engineering	(1,917)	n/a	(1,845)	n/a	(4)
Corporate and Other	(8,643)	n/a	(9,225)	n/a	6
Total Operating Income	$1,219	1	$(7,802)	(9)	116

NET INCOME (LOSS)	$701	1	$(4,194)	(5)	117

Revenues for the three months ended June 30, 2010 were $85.4 million, compared to $88.4 million in the same period in 2009, a decrease of $3.0 million, or 3%. This decrease is due to a $4.3 million decrease in the Top Drive segment, offset by a $1.3 million increase in the Tubular Services segment. The CASING DRILLING segment remained flat. Each segment is discussed in further detail below.

Operating income for the three months ended June 30, 2010 was $1.2 million, compared to a loss of $7.8 million in the three months ended June 30, 2009, an improvement of $9.0 million. This improvement is primarily due to lower costs in all of our segments, primarily Tubular Services, and a shift of sales activity from top drive sales to higher margin top drive rental services as discussed further below.

Net income for the three months ended June 30, 2010 was $0.7 million, compared to a loss of $4.2 million in the same period in 2009, an improvement of $4.9 million. This increase is primarily due to increased operating income as discussed above.

Top Drive Segment

Revenues—Revenues for the three months ended June 30, 2010 decreased $4.3 million, or 7%, compared to the same period in 2009, primarily driven by a $9.9 million decrease in top drive sales due to a decrease in the number of top drive units sold and a $1.1 million decrease in after-market sales and service, offset by a $6.7 million increase in top drive rental service operations.

Revenues from top drive sales decreased $9.9 million to $17.9 million for the three months ended June 30, 2010 as compared to the same period in 2009. This decrease is primarily due to the number of Top Drive units sold during 2009 resulting from the fulfillment of backlog orders that were ordered in 2008, prior to the downturn in the drilling industry in late 2008. We sold 13 units (10 new and 3 used units) during the three months ended June 30, 2010, compared to 28 units sold (27 new and 1 used) during the same period in 2009. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used top drive units during the three months ended June 30, 2010 and 2009 were $3.2 million and $0.9 million, respectively. Our outstanding backlog was 35 units at March 31, 2009, compared to 18 units at March 31, 2010. At June 30, 2010, our third-party backlog was 22 units compared to 10 units at June 30, 2009.

Revenues from top drive rental service activities increased $6.7 million to $24.8 million during the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to an increase in the number of rental operating days during the current year’s period. Our rental fleet worked 5,524 operating days during the three months ended June 30, 2010, up from 3,682 operating days in the same period last year. At June 30, 2010, we had 122 top drives in our rental fleet, compared to 125 units as of June 30, 2009.

Revenues from after-market sales and service decreased $1.1 million to $10.8 million for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to a decline in customer demand for after-market parts and maintenance and repair services. This decrease in demand has resulted in pricing pressures and thus, decreased revenues per job.

Operating Income—Top Drive operating income for the three months ended June 30, 2010 increased $3.1 million to $13.0 million as compared to the same period in 2009. The increase in operating income during the current period is primarily due to increased rental activities as discussed above and decreased operating expenses resulting from improved operating efficiencies.

Outlook— Based upon existing drilling and bidding levels and current economic forecasts, we expect our top drive order rate and rental activity to moderately increase through the remainder of 2010.

Tubular Services Segment

Revenues—Revenues for the three months ended June 30, 2010 increased $1.3 million, or 5%, to $29.3 million as compared to the same period in 2009. This was primarily due to a $1.5 million increase in our proprietary tubular services, reduced by a $0.2 million decrease in our conventional tubular services. The increase in our revenues is due to the recovery in available work, particularly in North America.  We completed 783 jobs during the three months ended June 30, 2010, up 46% compared to 538 jobs during the three months ended June 30, 2009. While the number of jobs performed has increased, revenue per job has decreased due to a shift from higher revenue offshore jobs to lower revenue per job onshore work primarily in the North America shale gas regions.

Operating Income—Tubular Services’ operating income for the three months ended June 30, 2010 increased $3.4 million to $1.7 million compared to a loss of $1.7 million for the same period in 2009, primarily due to a reduction in our fixed operating cost structure and a $1.8 million impairment of fixed assets held for sale that was recorded during the three months ended June 30, 2009.

Outlook— We expect our proprietary services business to grow moderately in 2010 compared to 2009 and our conventional casing activities to remain flat or slightly decline as we continue to focus our efforts on the expansion of our proprietary casing service offerings. In addition, we continue to expand our tubular services activities in selected international locations and most major shale regions in North America.

CASING DRILLING Segment

Revenues— Revenues for the three months ended June 30, 2010 were $2.7 million, flat compared to the same period last year.

Operating Income—CASING DRILLING’s operating loss for the three months ended June 30, 2010 was $2.9 million, compared to a loss of $4.9 million for the same period in 2009. The improved performance in 2010 versus 2009 is due to cost saving and restructuring initiatives that occurred during 2009 and more fully realized in 2010.

Outlook— While operating rig count is recovering, North American rigs are being deployed to the U.S. shale gas projects where there is currently less demand for CASING DRILLING technology. We remain confident that our CASING DRILLING business will be a valuable part of our future operations. We anticipate that the second half of 2010 will be more active than the first half of 2010. Accordingly, we plan to maintain our existing CASING DRILLING infrastructure around the world while monitoring costs and streamlining internal processes.

Research and Engineering Segment

Research and Engineering expenses were $1.9 million for the three months ended June 30, 2010, an increase of $0.1 million from operating expenses of $1.8 million for the three months ended June 30, 2009. We plan to continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and Other expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other operating expenses for the three months ended June 30, 2010 decreased $0.6 million to $8.6 million, compared to $9.2 million for the same period in 2009. This decrease is primarily due to litigation costs incurred during the prior year’s period.

Net Income (Loss)

Net income for the three months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
		% of revenue		% of revenue
Operating Income	$1,219	2	$(7,802)	(9)
Interest expense	196	—	457	1
Interest income	(73)	—	(30)	—
Foreign exchange losses	45	—	639	1
Other expense	16	—	192	—
Income taxes	334	1	(4,866)	(6)
Net Income (Loss)	$701	1	$(4,194)	(5)

 Interest Expense—Interest expense for the three months ended June 30, 2010 decreased $0.3 million compared to the same period in 2009. During 2010, we paid all outstanding amounts owed under our credit facility, compared to average daily debt balances of $45.2 million during the same period last year, resulting in lower interest expense during the current year period.

Foreign Exchange Losses —Foreign exchange losses decreased to a loss of $0.1 million during the three months ended June 30, 2010 from a loss of $0.6 million during the same period in 2009. Effective January 1, 2010, and resulting from an analysis of U.S. Dollar cash flows, we changed our functional currency in our Canadian operations from the Canadian Dollar to the U.S. Dollar. As a result, we have decreased exposure to fluctuations in the Canadian dollar compared to the U.S. dollar since January 1, 2010.

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and/or its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such earnings.

Our effective tax rate for the three months ended June 30, 2010 was 32% compared to 54% for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009 reflects the recognition of a $0.7 million tax benefit related to provision to return adjustments as a result of filing our Canadian income tax returns in June 2009.

For the Six Months Ended June 30, 2010 and 2009

Revenues, operating income and net income for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,				% Change
	2010		2009
		% of Revenues		% of Revenues
REVENUES
Top Drive
-Sales	$34,940		$56,560		(38)
- Rental services	48,949		41,655		18
- After-market sales and service	21,685		27,711		(22)
Total Top Drive	105,574	62	125,926	63	(16)
Tubular Services
-Conventional	9,857		14,095		(30)
-Proprietary	50,698		50,830		—
Total Tubular Services	60,555	35	64,925	33	(7)
CASING DRILLING	5,266	3	7,760	4	(32)
Total Revenues	$171,395	100	$198,611	100	(14)

OPERATING INCOME (LOSS)
Top Drive	$25,397	24	$27,119	22	(6)
Tubular Services	5,182	9	491	1	955
CASING DRILLING	(5,819)	(111)	(6,226)	(80)	7
Research and Engineering	(3,556)	n/a	(4,433)	n/a	20
Corporate and Other	(17,075)	n/a	(20,222)	n/a	16
Total Operating Income (Loss)	$4,129	2	$(3,271)	(2)	226

NET INCOME	$2,906	2	$3,316	2	12

Revenues for the six months ended June 30, 2010 were $171.4 million, compared to $198.6 million in the same period in 2009, a decrease of $27.2 million, or 14%. This decrease is due to a $20.3 million decrease in the Top Drive segment, a $4.4 million decrease in the Tubular Services segment and a $2.5 million decrease in the CASING DRILLING segment. Each segment is discussed in further detail below.

Operating Income (Loss) Income for the six months ended June 30, 2010 was income of $4.1 million, compared to a loss of $3.3 million in the six months ended June 30, 2009, an increase of $7.4 million. This increase is primarily due to non-recurring expenses recorded during the prior year’s period, including $2.2 million in expenses for a litigation settlement, a $1.8 million impairment of fixed assets held for sale, $3.2 million in severance costs and $1.1 million in reserves recorded related to a legal claim in North America.

Net Income for the six months ended June 30, 2010 decreased to $2.9 million, compared to income of $3.3 million in the same period in 2009. This is primarily due to decreased operating income in 2009 as discussed above, offset by a one-time tax benefit of approximately $4.5 million recorded in the three months ended March 31, 2009 to increase the Company’s deferred tax assets as a result of a change in Canadian tax law.

Top Drive Segment

Our Top Drive segment consists of top drive sales, after-market sales and service and top drive rental service activities.

Revenues—Revenues for the six months ended June 30, 2010 decreased $20.3 million, or 16%, compared to the same period in 2009, primarily driven by a $21.6 million decrease in top drive sales due to decrease in the number of top drive units sold and $6.0 million decrease in after-market sales and services, offset by a $7.3 million increase in top drive rental service operations.

Revenues from top drive sales decreased $21.6 million to $34.9 million for the six months ended June 30, 2010 as compared to the same period in 2009 in connection with the downturn in the drilling industry which occurred in late 2008 and early 2009. We sold 27 units (22 new and 5 used) during the six months ended June 30, 2010, compared to 60 units sold (58 new and 2 used) during the same period in 2009. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services. Revenues related to the sale of used top drive units during the six months ended June 30, 2010 and 2009 were $4.6 million and $1.9 million, respectively. Top drive sales in the 2009 period were driven by the fulfillment of our backlog at the end of 2008 which stood at 65 units compared to 11 units at the end of 2009.

Revenues from top drive rental service activities increased $7.3 million to $48.9 million during the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to an increase in the number of rental operating days during the current year’s period, particularly in North America where drilling activity improved approximately 65% over the past 12 months. Our rental fleet worked 10,897 operating days during the six months ended June 30, 2010, up from 8,355 operating days in the same period last year. Demand for our top drive rental services is directly tied to active rig count; on a year-over-year basis, we estimate that the worldwide active rig count has improved approximately 35%. At June 30, 2010, we had 122 top drive units in our rental fleet.

Revenues from after-market sales and service decreased $6.0 million to $21.7 million for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to decreased customer demand for after-market parts and maintenance and repair services. This decrease in demand has resulted in pricing pressures and thus, decreased revenues per job.

Operating Income—Top Drive operating income for the six months ended June 30, 2010 decreased $1.7 million to $25.4 million as compared to the same period in 2009. The decrease in operating income during the current period is primarily due to the decrease in the number of top drives sold during the current period, as discussed above. Operating margins slightly improved compared to the prior year period due to a shift in revenue to higher margin top drive rental services.

Tubular Services Segment

Revenues—Revenues for the six months ended June 30, 2010 decreased $4.4 million, or 7%, to $60.6 million as compared to the same period in 2009. This was due to a $4.2 million decrease in our conventional Tubular Services business and a $0.2 million decrease in our proprietary service offerings. The decrease in our revenues is due to a comparative decline in available work in the first quarter of 2010.  We continue to focus on shifting our customer service to our proprietary product offerings. We completed 1,580 jobs during the six months ended June 30, 2010, up 44 % compared to 1,100 jobs during the six months ended June 30, 2009. While the number of jobs performed has increased, revenue per job has decreased due to a shift from higher revenue offshore jobs to lower revenue per job onshore work primarily in the North America shale gas areas.

Operating Income—Tubular Services’ operating income for the six months ended June 30, 2010 increased $4.7 million to income of $5.2 million compared to $0.5 million for the same period in 2009. This improvement is due to increased MCLRS activity, a greater proportion of proprietary services, and a reduction in our fixed operating cost structure.  In response to the steep decline in industry conditions that occurred in late 2008 and early 2009, we took steps to reduce our operating costs and strategically aligned certain locations, particularly in North America.

CASING DRILLING Segment

Revenues—Revenues for the six months ended June 30, 2010 were $5.3 million compared to $7.8 million in the same period last year, a decrease of $2.5 million or 32%. This decrease was due to a decline in available work, particularly in Latin America and the U.S., in connection with industry operating conditions.

Operating Income—CASING DRILLING’s operating loss of $5.8 million for the six months ended June 30, 2010 was an improvement of $0.4 million compared to last year. This was primarily due to reduced management and overhead expenses.

Research and Engineering Segment

Research and Engineering expenses were $3.6 million for the six months ended June 30, 2010, a decrease of $0.8 million from operating expenses of $4.4 million for the six months ended June 30, 2009. This decrease is primarily due to non-recurring expenses recorded during the six months ended June 30, 2009, including $0.4 million in severance costs and $0.2 million in relocation costs.  We will continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and Other Expenses primarily consist of the corporate level general and administrative expenses and certain operating level selling and marketing expenses. Corporate and Other operating expenses for the six months ended June 30, 2010 decreased to $17.1 million, compared to $20.2 million for the same period in 2009. This decrease is primarily due to non-recurring expenses recorded during the prior year period, including a $2.2 million legal settlement, $1.2 million of incremental legal costs and $1.2 million in severance costs.

Net Income

Net income for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Six Months Ended June 30,
	2010		2009
		% of revenue		% of revenue
Operating Income	$4,129	2	$(3,271)	(2)
Interest expense	251	—	954	—
Interest income	(95)	—	(49)	—
Foreign exchange losses	165	—	478	—
Other (income) expense	(470)	—	144	—
Income taxes	1,372	—	(8,114)	4
Net Income	$2,906	2	$3,316	2

Interest Expense—Interest expense for the six months ended June 30, 2010 decreased $0.7 million compared to the same period in 2009.  During 2010, we paid all outstanding amounts owed under our credit facility, compared to average daily debt balances of $44.4 million during the same period last year, resulting in lower interest expense during the current year period.

Foreign Exchange Losses—Foreign exchange losses decreased $0.3 million compared to the same period in 2009. Effective January 1, 2010, and resulting from an analysis of U.S. Dollar cash flows, we changed our functional currency in our Canadian operations from the Canadian Dollar to the U.S. Dollar. As a result, we have decreased exposure to fluctuations in the Canadian dollar compared to the U.S. dollar since January 1, 2010.

Other (Income) Expense— Other income for the six months ended June 30, 2010 was $0.5 million compared to other expense of $0.1 million in the same period during 2009, an increase of $0.6 million, primarily due to a reversal of a $0.4 million penalty previously assessed by a taxing authority.

Income Taxes—TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax is provided based on the laws and rates in effect in the countries in which operations are conducted or in which TESCO and/or its subsidiaries are considered residents for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such earnings.

Our effective tax rate for the six months ended June 30, 2010 was 32% compared to 169% for the same period in 2009. The effective tax rate for the six months ended June 30, 2009 was affected by several one-time adjustments including the recognition of a $4.5 million tax benefit associated with a Canadian tax law change and provision to return adjustments as a result of filing our Canadian income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Our Net Cash position at June 30, 2010 and December 31, 2009 was as follows (in thousands):

	June 30, 2010	December 31, 2009
Cash	$41,544	$39,930
Long term debt	—	(8,600)
Net Cash	$41,544	$31,330

We have a credit agreement, which was entered into in 2007 and has since been amended several times (the Amended Credit Agreement”).  The Amended Credit Agreement originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to $145 million in December 2007.  The Amended Credit Agreement has a term of five years and all outstanding borrowings on the Revolver are due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under the Amended Credit Agreement, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.

The Amended Credit Agreement contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and a fixed charge coverage ratio. Pursuant to the terms of the Amended Credit Agreement, we are prohibited from incurring any additional indebtedness outside the existing Credit Facility, in excess of $15 million, paying cash dividends to shareholders and other restrictions, which are standard to the industry. The Amended Credit Agreement is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the Amended Credit Agreement. Additionally, our capital expenditures are limited to 70% of consolidated EBITDA plus net proceeds from asset sales. The capital expenditure limit will decrease to 60% of consolidated EBITDA plus net proceeds from asset sales for fiscal quarters ending after June 30, 2010. The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. As of June 30, 2010, we had no outstanding borrowings, $6.3 million in letters of credit outstanding, and $111.3 million available under the Revolver. We were in compliance with our bank covenants at June 30, 2010.

Our credit facility is maintained by a syndicate of seven banks, and we are not aware of any insolvency issues with respect to our syndicate banks.

Our investment in working capital, excluding cash and cash equivalents was $114.0 million at June 30, 2010 and $112.4 million at December 31, 2009.

Following is the calculation of working capital, excluding cash and cash equivalents, as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Current assets	$218,956	$211,700
Current liabilities	(63,433)	(59,325)
Working capital	155,523	152,375
Less:
Cash and cash equivalents	(41,544)	(39,930)
Working capital, excluding cash and cash equivalents	$113,979	$112,445

During the six months ended June 30, 2010, our capital expenditures were $14.1 million compared to $12.8 million during the six months ended June 30, 2009. We project our capital expenditures for 2010 to be between $45 and $50 million. The planned increase from our 2009 capital spending of $17 million is directly related to our forecasted rate of industry recovery from 2009 conditions, along with our 2010 strategy to judiciously apply our capital spending in certain key markets.

During the six months ended June 30, 2010, cash provided by operating activities was $18.0 million compared to $16.8 million in the same period in 2009. This increase is primarily due to the changes in working capital accounts. We believe our operations will continue to generate cash, and these amounts, along with amounts available under our existing credit facility, will be sufficient to fund our working capital needs and capital expenditures for at least the next 12 months.

We are also monitoring the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2010 and December 31, 2009, we had no off balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2009 Annual Report on Form 10−K. We prepare our financial statements in conformity with U.S. GAAP. Our results of operations and financial condition, as reflected in its financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of its business and its customers. We believe the most critical accounting policies in this regard are those described in its 2009 Annual Report on Form 10−K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in its 2009 Annual Report on Form 10−K, except for the change in the functional currency for our Canadian operations from the Canadian dollar to the U.S. dollar as more fully described in Note 1 to the consolidated financial statements included in this quarterly report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. We had no outstanding debt under our credit facility at June 30, 2010.

Our accounts receivable are principally with oil and gas service and exploration and production companies and are subject to normal industry credit risks. Please see Part I, Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the risk factors affecting us.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2010, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting. Because of this material weakness, we performed additional procedures to ensure that our financial statements as of and for the quarter ended June 30, 2010 were fairly presented in all material respects in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Our management continues to take action in remediating the material weakness identified by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes. Specifically, we are establishing and designing controls to identify and properly account for significant changes or events impacting our tax accounts, such as significant changes to tax laws, including the following:

•
In addition to its performance on an annual basis, we will prepare a tax basis balance sheet and related reconciliation upon the occurrence of significant changes or events impacting our tax accounts, such as significant changes in tax laws, during the quarter in which such events occur.

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

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of the current assets of TESCO and its subsidiaries on a consolidated basis. Please see Part I, Item 3—Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of our ongoing legal proceedings.

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

See Part I, Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the risk factors affecting the Company. There have been no material changes in the risk factors described in Part I, Item 1A—Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: August 9, 2010

TESCO CORPORATION

By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: August 9, 2010

INDEX TO EXHIBITS
TO
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2010

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