Form 10-Q
period 2010-09-30
TESCO CORP
filed 2010-11-09
CIK 1022705

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

Form 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of October 31, 2010:  37,838,030

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

Please see Part I, Item 1A—Risk Factors of our annual report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A—Risk Factors of this quarterly report on Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

TESCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$42,020	$39,930
Accounts receivable trade, net	66,863	53,970
Income taxes recoverable	14,809	10,945
Inventories, net	70,425	74,339
Deferred income taxes	13,999	13,836
Prepaid and other current assets	23,870	18,680
Total current assets	231,986	211,700
Property, plant and equipment, net	177,220	183,025
Goodwill	29,394	29,394
Deferred income taxes	12,257	12,986
Intangible and other assets, net	4,367	5,450
Total assets	$455,224	$442,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,002	$15,992
Deferred revenues	16,975	14,007
Warranty reserves	1,823	2,251
Accrued and other current liabilities	29,196	27,075
Total current liabilities	67,996	59,325
Long-term debt	––	8,600
Deferred income taxes	13,726	12,471
Total liabilities	81,722	80,396

Commitments and contingencies (Note 5)	––	––

Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 37,836 and 37,750 shares issued and outstanding at September 30, 2010 and December 31, 2009	177,164	175,087
Contributed surplus	18,253	14,879
Retained earnings	142,584	136,692
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	373,502	362,159
Total liabilities and shareholders’ equity	$455,224	$442,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Products	$32,866	$25,186	$89,491	$117,015
Services	60,240	47,423	175,010	154,205
	93,106	72,609	264,501	271,220
Operating expenses
Cost of sales and services
Products	23,897	18,319	66,331	86,712
Services	50,876	43,012	149,484	144,970
	74,773	61,331	215,815	231,682
Selling, general and administrative	11,385	6,811	34,053	33,909
Research and engineering	2,317	2,092	5,873	6,525
Total operating expenses	88,475	70,234	255,741	272,116
Operating income (loss)	4,631	2,375	8,760	(896)
Other expense (income)
Interest expense	155	497	406	1,451
Interest income	(33)	(847)	(128)	(896)
Foreign exchange losses	75	1,002	240	1,480
Other expense (income)	(153)	(1)	(623)	143
Total other expense (income)	44	651	(105)	2,178
Income (loss) before income taxes	4,587	1,724	8,865	(3,074)
Income tax provision (benefit)	1,603	1,329	2,975	(6,785)
Net income	$2,984	$395	$5,890	$3,711
Earnings per share:
Basic	$.08	$.01	$.16	$.10
Diluted	$.08	$.01	$.15	$.10
Weighted average number of shares:
Basic	37,828	37,620	37,793	37,567
Diluted	38,678	38,348	38,679	38,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$5,890	$3,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,459	27,199
Stock compensation expense	4,420	3,048
Bad debt expense (recovery)	(430)	811
Deferred income taxes	1,627	3,950
Amortization of deferred financing costs	99	521
Gain on sale of operating assets	(2,051)	(931)
Impairment of assets held for sale	––	1,792
Changes in operating assets and liabilities:
Accounts receivable trade, net	(12,463)	48,702
Inventories	4,069	3,216
Prepaid and other current assets	(5,190)	(3,594)
Accounts payable and accrued liabilities	9,809	(23,489)
Income taxes recoverable	(3,668)	(15,829)
Other noncurrent assets and liabilities, net	181	––
Other, net	1	(6)
Net cash provided by operating activities	28,753	49,101

Cash flows from investing activities
Additions to property, plant and equipment	(23,331)	(13,701)
Proceeds on sale of operating assets	5,376	4,795
Other, net	––	(194)
Net cash used in investing activities	(17,955)	(9,100)

Cash flows from financing activities
Issuances of debt	––	10,000
Repayments of debt	(8,600)	(25,643)
Proceeds from exercise of stock options	88	492
Excess tax benefit associated with equity compensation	(196)	––
Net cash used in financing activities	(8,708)	(15,151)
Effect of foreign exchange losses on cash balances	––	292
Change in cash and cash equivalents	2,090	25,142
Net cash and cash equivalents, beginning of period	39,930	20,619
Net cash and cash equivalents, end of period	$42,020	$45,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

TESCO CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1—Preparation of Interim Financial Statements and Significant Accounting Policies

Nature of Operations

We are a global leader in the design, manufacture and service delivery of technology-based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas. Our product and service offerings include proprietary technology, including TESCO CASING DRILLING® (“CASING DRILLING”), TESCO’s Casing Drive System™ (“CDS”) and TESCO’s Multiple Control Line Running System™ (“MCLRS”). TESCO® is a registered trademark in Canada and the United States. TESCO CASING DRILLING® is a registered trademark in the United States. CASING DRILLING® is a registered trademark in Canada and CASING DRILLING™ is a trademark in the United States. Casing Drive System™, CDS™, Multiple Control Line Running System™ and MCLRS™ are trademarks in Canada and the United States.

Basis of Presentation

We prepared this quarterly report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. GAAP.  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report on Form 10-K”), which contains a summary of our significant accounting policies and other disclosures.  The financial statements as of September 30, 2010 and for the quarters and nine months ended September 30, 2010 and 2009 are unaudited.  We derived the balance sheet as of December 31, 2009 from the audited balance sheet filed in our 2009 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations and cash flows, as applicable.

The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.   Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2010.

All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

        Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were filed with the SEC.

On October 18, 2010, we amended our credit facility with our existing lenders to change various debt covenants.  These changes include:
•	Increasing the allowable amount of sales of obsolete assets in any fiscal year from $10 million to $15 million; and
•	Increasing the allowable amount of capital expenditures permitted by us:
o	For 2010, to $55 million plus the net cash proceeds from asset sales from an EBITDA-based formula which we previously calculated to be approximately $45 million;
o
For 2011, to the lesser of $75 million or 100% of consolidated EBIDTA (as defined in the credit facility) plus the net cash proceeds from asset sales for 2011 as determined on a quarterly basis for the four then most recent quarters; and

o	For 2012 and beyond, to 80% of consolidated EBIDTA plus the net cash proceeds from asset sales as determined on a quarterly basis for the four then most recent quarters.

On October 26, 2010,  we entered into a settlement with Weatherford International, Inc. and Weatherford/Lamb Inc. dismissing pending patent previously described in our 2009 Annual Report on Form 10-K.   For further discussion of the settlement, see Note 5—Commitments and Contingencies.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted and discussed in our 2009 Annual Report on Form 10-K.

        Foreign Currency Translation and Revaluation

 The U.S. dollar is the functional currency for all of our worldwide operations. Effective January 1, 2010, and resulting from an analysis of U.S. Dollar cash flows, we changed the functional currency for our Canadian operations from the Canadian dollar to the U.S. dollar.  Prior to January 1, 2010, assets and liabilities of our Canadian operations, which were denominated in foreign currencies, were translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments were reported, net of their related tax effects, as a component of accumulated comprehensive income in stockholders’ equity. As a result of the functional currency change discussed above, our cumulative translation adjustment of $35.5 million included in accumulated comprehensive income will be adjusted only in the event of a full or partial disposition of our investment in Canada. Prior to January 1, 2010, assets and liabilities denominated in currencies other than the functional currency were re-measured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses were included in income in the period in which they occurred.

Restricted Cash

At September 30, 2010, we had $0.9 million of restricted cash included in prepaid and other current assets on the accompanying balance sheet.  We had no restricted cash at December 31, 2009.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The primary factors used in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and an estimate of our ability to collect outstanding receivables based on the number of days outstanding. At September 30, 2010 and December 31, 2009, the allowance for doubtful accounts on trade accounts receivable was $0.9 million and $1.5 million.

Inventories

Inventories consist primarily of top drive, tubular services and casing drilling tool parts, spare parts, work in process and raw materials to support ongoing manufacturing operations and installed base of specialized equipment used throughout the world. At September 30, 2010 and December 31, 2009, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$37,574	$34,056
Work in progress	2,192	2,328
Finished goods	30,659	37,955
	$70,425	$74,339

Depreciation and Amortization

Depreciation and amortization expense is included in our income statement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales and services	$8,614	$8,506	$25,687	$26,146
Selling, general and administrative expense	268	308	749	989
Research and engineering	10	40	23	64
Total depreciation and amortization	$8,892	$8,854	$26,459	$27,199

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenues and the cost of sales and services is included in gain on sale of operating assets in the accompanying statement of cash flows.

Fair Value Measurement

During the year ended December 31, 2009, we decided to sell certain operating assets within the next 12 months. These fixed assets had a carrying amount of $3.9 million and were written down to their estimated realizable value of $0.3 million during the year ended December 31, 2009. The estimated realizable fair value was derived from observable market prices in the form of quotations received from independent third parties. The following table presents our assets carried at fair value and the basis for determining their fair values (in thousands):

	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Losses
Assets held for sale	$147	$—	$147	—	$3,559

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to our own. We had no outstanding borrowings under our credit facility at September 30, 2010.

We have Canadian dollar-denominated stock option awards issued to non-Canadian employees that are recorded as a liability.  The fair value of these awards, which was approximately $0.8 million and $1.8 million at September 30, 2010 and December 31, 2009, is included in accrued and other current liabilities in the accompanying balance sheet.

Warranty Accrual

    The following is a reconciliation of changes in our warranty accrual for the nine months ended September 30, 2010 (in thousands):
Nine Months Ended September 30, 2010
Balance—beginning of period	$2,251
Charged to expense, net	168
Deductions	(596)
Balance—end of period	$1,823

Severance Costs

We incurred no significant severance costs during the three and nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, we eliminated approximately 50 and 490 employee positions due to a review of our personnel structure and recorded termination expenses of $0.3 million and $3.2 million. These severance costs are recorded in cost of sales and services ($0.2 million and $1.5 million for the three and nine months ended September 30, 2009), in selling, general and administrative expense ($0 million and $1.3 million for the three and nine months ended September 30, 2009), and in research and engineering expense ($0.1 million and $0.4 million for the three and nine months ended September 30, 2009) in our income statement, based on the respective functions performed by those employees who were terminated during the period. These costs were recorded in our operating segments as follows (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Top Drive	$171	$1,059
Tubular Services	50	398
CASING DRILLING	18	157
Research and Engineering	91	417
Corporate and Other	—	1,193
Total severance costs	$330	$3,224

Recent Accounting Pronouncements

Each reporting period, we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements. We do not believe that any issued accounting and reporting guidance not yet adopted will have a material impact on our financial statements other than as discussed below.

In June 2009, the FASB issued updated guidance that allows for more flexibility in determining the value of separate elements in revenue arrangements with multiple deliverables. This guidance modifies the requirements for determining whether a deliverable can be treated as a separate unit of accounting by removing the criteria that verifiable and objective evidence of fair value exists for the undelivered elements. All entities must adopt no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Upon adoption, entities may choose between the prospective application for transactions entered into or materially modified after the date of adoption, or the retroactive application for all revenue arrangements for all periods presented. Disclosures will be required when changes in either those judgments or the application of this guidance significantly affect the timing or amount of revenue recognition. We will adopt these provisions on January 1, 2011, and the adoption is not expected to have a material impact on the consolidated financial statements.

 Note 2—Earnings per Share and Common Stock

Earnings per Share Information

Earnings per share information is computed using the weighted average number of common shares outstanding during the year. Diluted per share information is calculated, including the dilutive effect of stock-based compensation which are determined using the treasury stock method. The treasury stock method assumes that the proceeds that would be obtained upon exercise of “in the money” stock-based compensation would be used to purchase common shares at the average market price during the period. No adjustment to diluted earnings per share is made if the result of this calculation is anti-dilutive.

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted average number of shares outstanding	37,828	37,620	37,793	37,567
Dilutive effect of stock-based compensation	850	728	886	879
Diluted weighted average number of shares outstanding	38,678	38,348	38,679	38,446
Weighted average anti-dilutive common shares excluded from calculation due to grant price exceeding exercise prices	752	930	708	954

Common Stock

The following summarizes the activity in our common shares during the nine months ended September 30, 2010 (in thousands):
	Nine Months Ended September 30, 2010
	Number of shares	Amount
Balance—beginning of period	37,750	$175,087
Issued on exercise of options	12	141
Issuance from settlement of restricted stock	64	1,803
Other issuance of common stock	10	133
Balance—end of period	37,836	$177,164

Note 3—Comprehensive Income

Comprehensive income includes unrealized gains and losses which have been recognized during the period as a separate component of shareholders’ equity. Our total comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$2,984	$395	$5,890	$3,711
Foreign currency translation adjustment, net of income taxes	—	5,427	—	10,275
Total comprehensive income	$2,984	$5,822	$5,890	$13,986

Note 4—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.   We conduct business and are taxable on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision (benefit) for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current	$(1,689)	$(10,777)	$1,348	$(10,735)
Deferred	3,292	12,106	1,627	3,950
Income tax provision (benefit)	$1,603	$1,329	$2,975	$(6,785)

Our effective tax rate for the three and nine months ended September 30, 2010 was 35% and 34% compared to 77% and 221% for the same periods in 2009. The effective tax rate for the three months ended September 30, 2009 was affected by several one-time adjustments, including $1.1 million of tax expense related to provision to return adjustments as a result of filing an amended 2008 tax return in Canada.  The effective tax rate for the nine months ended September 30, 2009 was also affected by several one-time adjustments, including the recognition of a $4.5 million tax benefit associated with a Canadian tax law change.

           As of September 30, 2010 and December 31, 2009, we had an accrual for uncertain tax positions of $1.2 million. This liability is offset by net income tax receivables and is included in income taxes recoverable in the accompanying balance sheets as we anticipate these uncertainties will be resolved in the next 12 months. The resolution of these uncertainties should not have a material impact on our effective tax rate.

Certain state and foreign tax filings remain open to examination. We believe that any assessment on these filings will not have a material impact to our financial position, results of operations or cash flows. We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 5—Commitments and Contingencies

Legal Contingencies

We are subject to legal proceedings brought against us in the normal course of business. We recognize liabilities for contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

The estimates below represent management’s best estimates of outstanding legal contingencies based on consultation with internal and external legal counsel. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan. We reviewed this matter and have provided a timely response to the subpoena. Our internal investigation revealed that in 2006 and 2007, a total of five top drive units were shipped to Sudan from our Canadian manufacturing facility. Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units. The total revenues from these activities with respect to the periods involved were approximately 0.5% and 1.0% of total revenues in 2006 and 2007.   Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy. We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  We continue to evaluate the potential outcome of this matter. The effect on our consolidated financial position, results of operations or cash flows is not reasonably determinable at this time. Accordingly, we have not accrued a reserve for this matter as of September 30, 2010.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the “Marshall Suit”), alleging that various of our technologies infringe 10 different patents held by Weatherford. Weatherford sought monetary damages and an injunction against further infringement. Our technologies referred to in the claim included the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

In August 2009, we filed suit against several competitors in the U.S. District Court for the Southern District of Texas – Houston Division, including Weatherford (the “Houston Suit”).  The suit claims infringement of two of our patents related to our CDS.  On October 26, 2010, we entered into a settlement with Weatherford (the “Settlement”) dismissing both the Marshall Suit and the Houston Suit (as it relates to Weatherford) with prejudice. Among other provisions, the Settlement contains the following terms:

•
Non-exclusive irrevocable worldwide and royalty free cross licenses with respect to all the patents asserted by Weatherford in the Marshall Case and by us in the Houston Case, as well as certain other U.S. and foreign equivalents and counterparts; and

•
Weatherford has agreed to purchase for five years 67% of its worldwide top drive requirements from us, as long as we can meet production requirements, and to designate us as a preferred provider of after-market sales and service for top drives. The prices we charge Weatherford will be equal to or lower than the prices we charge to any other customer of similar volume of purchases and/or services.

We and Weatherford have committed to sign a formal settlement agreement consistent with the terms of the Settlement. We continue to prosecute the Houston Suit against the other defendants.

In 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction. We disagree with this claim and are currently litigating this matter. In November 2009, we received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal. During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter for a total accrual of $4.6 million as of September 30, 2010.

In 2009, we settled a lawsuit with 48 plaintiffs related to certain wage and hour regulations under the U.S. Fair Labor Standards Act. Subsequent to that settlement, another 18 employees raised similar wage claims against us. During the first quarter of 2010, we agreed to settle all of those claims for an aggregate amount of approximately $0.4 million.

 Other Contingencies

We are contingently liable under letters of credit and similar instruments that we are required to provide from time to time in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts. At September 30, 2010 and December 31, 2009, our total exposure under outstanding letters of credit was $7.5 million and $7.1 million.

Note 6—Segment Information

Business Segments

Our four business segments are: Top Drives, Tubular Services, CASING DRILLING and Research and Engineering. The Top Drive business is comprised of sales, rental services, and after-market sales and service of top drives. The Tubular Services business includes both our proprietary and conventional tubular services. The CASING DRILLING segment consists of our proprietary CASING DRILLING technology.  The Research and Engineering segment is comprised of our internal research and development activities related to tubular services, CASING DRILLING technology and top drive model development.

These segments report their results of operations to the level of operating income. At a business segment level, we incur costs directly and indirectly associated with revenues. Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment.

Assets are allocated to the Top Drive, Tubular Services, CASING DRILLING or Research and Engineering business segments to which they specifically relate. Our goodwill has been allocated to the Tubular Services segment. Our chief operating decision maker is not provided a measure of assets by business segment and, as such, this information is not presented.

Certain sales and marketing activities, corporate general and administrative expenses, and field administration and operations support expenses are not allocated to the business segments.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$61,381	$28,639	$3,086	$—	$—	$93,106
Depreciation and amortization	2,766	4,376	1,081	10	659	8,892
Operating income (loss)	15,907	1,893	(2,815)	(2,317)	(8,037)	4,631
Other expense						44
Income before income taxes						$4,587

	Three Months Ended September 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$45,192	$24,285	$3,132	$—	$—	$72,609
Depreciation and amortization	1,674	4,992	1,115	40	1,033	8,854
Operating income (loss)	14,053	(1,440)	(3,072)	(2,092)	(5,074)	2,375
Other expense						651
Income before income taxes						$1,724

	Nine Months Ended September 30, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$166,954	$89,194	$8,353	$—	$—	$264,501
Depreciation and amortization	7,682	13,425	3,193	23	2,136	26,459
Operating income (loss)	41,303	7,075	(8,633)	(5,873)	(25,112)	8,760
Other income						(105)
Income before income taxes						$8,865

	Nine Months Ended September 30, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$171,118	$89,210	$10,892	$—	$—	$271,220
Depreciation and amortization	5,443	15,645	3,491	64	2,556	27,199
Operating income (loss)	41,172	(949)	(9,298)	(6,525)	(25,296)	(896)
Other expense						2,178
Loss before income taxes						$(3,074)

Geographic Areas

We attribute revenues to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs and, for equipment sales, this will be the region in which title transfers to the customer.  Prior period geographic information has been adjusted to conform to the new segment presentation. Our revenues occurred in the following areas of the world (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$45,129	$26,108	$125,996	$123,718
Asia Pacific	9,845	10,256	27,523	33,128
Canada	9,782	7,885	25,226	26,058
South America	8,465	7,846	24,975	22,839
Russia	7,294	2,466	17,155	4,755
Mexico	6,976	9,291	25,056	25,488
Europe, Africa and Middle East	5,615	8,757	18,570	35,234
Total	$93,106	$72,609	$264,501	$271,220

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” in Part II, Item IA below and in our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW AND OUTLOOK

TESCO is a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.

Our four business segments are:
•	Top Drives
•	Tubular Services
•	CASING DRILLING
•	Research and Engineering

During the nine months ended September 30, 2010, our Top Drive segment continued to provide a strong base of earnings and our Tubular Services segment performance has improved substantially from the same period in 2009.  Our proprietary tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every top drive rig will eventually convert to running casing with an automated system, such as the system we offer.

Business Environment

The global economy continues to be affected by the economic crisis that started in late 2008, which led to a significant global economic downturn.  In addition to these factors, during April 2010 the semisubmersible drilling rig, Deepwater Horizon, sank in the Gulf of Mexico after an explosion and fire onboard the rig. We provided no products or services to the Deepwater Horizon or for the drilling of this well. The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies and Congressional committees. During May 2010, the United States Department of the Interior issued an order imposing a six month moratorium on all offshore deepwater drilling projects. A preliminary injunction was issued blocking enforcement of the moratorium during June 2010, and the Department of the Interior issued a new moratorium of deepwater drilling in July 2010, which was set to expire in November 2010. This moratorium had a negative impact on our tubular services business during the three months ended September 30, 2010.

            On October 12, 2010, the Department of the Interior lifted the moratorium, which includes more comprehensive plans to deal with potential blowouts and improvements to workplace safety as well as inspections and design reviews of blowout preventers by independent third parties. It is expected some permits for resumed drilling will be approved by the end of 2010 as operators come into full compliance.  We do not know the extent of the impact on our future revenue or earnings from the moratorium on all Gulf of Mexico offshore deepwater drilling projects, but our customers’ actions, the potential movement of deepwater rigs to other markets, and the possible shift of drilling activity from deepwater to other types of drilling, such as more traditional land-based drilling and alternative shale gas drilling, could affect our results. For a list of possible risk factors affecting risks associated with the oil and natural gas industry, see Part I, Item 1A—Risk Factors included in our 2009 Annual Report on Form 10-K.

The current outlook for the global economy varies widely, but generally points toward a slow recovery in 2011. Current global macro-economic conditions make any projections difficult and uncertain; however, each of our revenue generating segments continues to show positive trends and we anticipate moderately improved activity through the remainder of 2010 and into 2011.  We intend to continue our focus on international opportunities, where we believe drilling activity will be more robust as compared to especially with the anticipated flat to modest recovery in drilling activity in the United States and Canada.

OPERATING RESULTS

Below is a summary of our operating results for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009				Increase/Decrease 2010 to 2009
	2010	2009			2010	2009
(in thousands, except percentages)
Segment revenues
Top Drive	$61,381	$45,192	$16,189	36%	$166,954	$171,118	$(4,164)	(2%)
Tubular Services	28,639	24,285	4,354	18%	89,194	89,210	(16)	––%
CASING DRILLING	3,086	3,132	(46)	(1%)	8,353	10,892	(2,539)	(23%)
Consolidated revenues	$93,106	$72,609	$20,497	28%	$264,501	$271,220	$(6,719)	(2%)

Segment operating income (loss)
Top Drive	$15,907	$14,053	$1,854	13%	$41,303	$41,172	$131	––%
Tubular Services	1,893	(1,440)	3,333	231%	7,075	(949)	8,024	846%
CASING DRILLING	(2,815)	(3,072)	257	8%	(8,633)	(9,298)	665	7%
Research and engineering	(2,317)	(2,092)	(225)	(11%)	(5,873)	(6,525)	652	10%
	12,668	7,449	5,219	70%	33,872	24,400	9,472	39%
Corporate and other	(8,037)	(5,074)	(2,963)	(58%	(25,112)	(25,296)	184	1%
Consolidated operating income (loss)	4,631	2,375	2,256	95%	8,760	(896)	9,656	1078%
Other expense (income)	44	651	(607)	(93%)	(105)	2,178	(2,283)	(105%)
Income tax provision (benefit)	1,603	1,329	274	21%	2,975	(6,785)	9,760	144%
Net income	$2,984	$395	$2,589	655%	$5,890	$3,711	$2,179	59%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009				Increase/Decrease 2010 to 2009
	2010	2009			2010	2009
(in thousands, except percentages)
Top Drive revenues
Sales	$19,836	$14,343	$5,493	38%	$54,775	$70,903	$(16,128)	(23%)
Rental services	28,514	20,005	8,509	43%	77,463	61,660	15,803	26%
After-market sales and services	13,031	10,844	2,187	20%	34,716	38,555	(3,839)	(10%)
	$61,381	$45,192	$16,189	36%	$166,954	$171,118	$(4,164)	(2%)

Top Drive operating income	$15,907	$14,053	$1,854	13%	$41,303	$41,172	$131	––%

Number of top drive sales:
New	16	10	6	60%	38	68	(30)	(44%)
Used	2	3	(1)	(33%)	7	5	2	40%
	18	13	5	38%	45	73	(28)	(38%)
End of period number of top drives in rental fleet:	123	123	––	––%	123	123	––	––%
Rental operating days	6,144	4,441	1,703	38%	17,041	12,796	4,245	33%
Top drive rental utilization	64%	45%		19%	62%	44%		18%

Top Drive sales revenues — The increase in revenue for the three months ended September 30, 2010 compared to the same period in 2009 is due to an increase in the number of units sold during the respective periods as a result of being in the midst of a severe economic downturn during the third quarter of 2009 and being in a slight economic recovery in the third quarter of 2010.  The decrease in revenues for the nine months ended September 30, 2010 compared to the same period in 2009 is due to a decrease in the number of units sold during the same period, primarily due to our strong results in the first half of 2009 being driven by the fulfillment of backlog orders that were placed in 2008, prior to the downturn in the drilling industry in late 2008.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. Revenues related to the sale of used top drive units were $2.4 million and $2.9 million during the three months ended September 30, 2010 and 2009 and $7.1 million and $4.9 million for the nine months ended September 30, 2010 and 2009.

Top Drive rental services revenues — The increase in revenue for the three and nine months ended September 30, 2010 compared to the same period in 2009 is due to improved operating days and utilization rates during the respective periods.

Top Drive after-market sales and services revenues — Revenues for the three months ended September 30, 2010 have improved when compared to the same period in 2009, but revenues have decreased for the nine months ended September 30, 2010 compared to the same period in 2009.  This is due to this sector of the oil and natural gas industry being affected by pricing pressures from customers and decreased sales as a result of prolonged weakness during the latter part of 2009 and earlier part of 2010 with some improvement in the third quarter of 2010.

Top Drive operating income — The improvement in Top Drive operating income for the three months ended September 30, 2010 is a function of improved revenues for Top Drive sales, rental services, and after-market sales and services mentioned above, which were offset by pricing pressures from competition in Asia-Pacific and North America and costs to enter new markets for this sector in Latin American and Russia.  Top Drive operating income for the nine months ended September 30, 2010 is virtually unchanged from the same period in 2009, which is a function of lower Top Drive sales offset by higher Top Drive rental services operating days and improved utilization.

Outlook — Based upon existing drilling and bidding levels and current economic forecasts, we expect our top drive order rate and rental activity to moderately increase through the remainder of 2010.   Our outstanding backlog was 26 units at September 30, 2010 compared to 11 units at December 31, 2009.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, which uses certain components of our CASING DRILLING technology, in particular the CDS, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  Additionally, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009				Increase/Decrease 2010 to 2009
	2010	2009			2010	2009
(in thousands, except percentages)
Tubular Services revenues
Proprietary	$23,107	$20,233	$2,874	14%	$73,806	$71,063	$2,743	4%
Conventional	5,532	4,052	1,480	37%	15,388	18,147	(2,759)	(15%)
	$28,639	$24,285	$4,354	18%	$89,194	$89,210	$(16)	––%

Tubular Services operating income	$1,893	$(1,440)	$3,333	231%	$7,075	$(949)	$8,024	846%

Number of proprietary jobs	770	683	87	13%	2,350	1,787	563	32%

 The increase in Tubular Services revenues for the three months ended September 30, 2010 compared to the same period in 2009 is due to increased demand for our tubular services from customers active in shale gas exploration and production in the United States and Canada, partially offset by a decline in demand for our tubular services in the North Sea region.  Tubular Services revenues for the nine months ended September 30, 2010 were consistent with revenues for the same period in 2009, however, the nine months ended September 30, 2009 included $7.6 million of revenue for CDS equipment sales to one customer while no CDS equipment sales were made during the same period in 2010.

The improvement in Tubular Services operating income for the three months ended September 30, 2010 as compared to the same period in 2009 is a function of increased revenues as described above.  In addition, Tubular Services operating income increased significantly due to the restructuring of our North America Tubular Services division during 2009, which has resulted in cost savings of $1.2 million and $5.1 million in overhead and selling, general and administrative expenses for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

Outlook — We expect our proprietary services business to continue to grow moderately for the remainder of 2010 compared to 2009 and our conventional casing activities to maintain current levels or slightly decline as we continue to focus our efforts on the expansion of our proprietary casing service offerings. In addition, we continue to expand our tubular services activities in selected international locations and most major gas shale regions in North America.

 CASING DRILLING Segment

Our CASING DRILLING business is based on our proprietary CASING DRILLING technology, which uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of drill pipe and drillstring components. The demonstrated benefits of using well casing to drill the well compared with conventional drilling include a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009				Increase/Decrease 2010 to 2009
	2010	2009			2010	2009
(in thousands, except percentages)
CASING DRILLING revenues	$3,086	$3,132	$(46)	(1%)	$8,353	$10,892	$(2,539)	(23%)
CASING DRILLING operating income	$(2,815)	$(3,072)	$257	8%	$(8,633)	$(9,298)	$665	7%

CASING DRILLING revenues for the three months ended September 30, 2010 are comparable with the same period in 2009, while revenues for the nine months ended September 30, 2010 have decreased as compared to the same period in 2009.  This decrease is due to the delay or lack of work for CASING DRILLING in the first half of 2010 due to weak demand in this sector of the oil and natural gas industry.

The decrease in CASING DRILLING operating loss for the three and nine months ended September 30, 2010 compared to the same periods in 2009 is due to various cost reduction measures implemented in 2009 as well as a loss on sale of operating assets of $0.5 million in Latin America during the nine months ended September 30, 2009.

Outlook — Although we are have seen increased demand for CASING DRILLING in the third quarter of 2010, we have experienced losses in the CASING DRILLING segment over the past few years and expect losses to continue in the near term.  We routinely assess whether impairment indicators of our long-lived assets are present based on triggering events that include continued declines in the market or not achieving our internal projections in future years.  We believe that our CASING DRILLING business will be profitable in the future and become a more valuable and significant part of our operations.  Accordingly, we plan to maintain our existing CASING DRILLING infrastructure around the world while monitoring costs and streamlining internal processes.  If, in the future, we determine that an impairment of our CASING DRILLING long-lived assets has occurred, the amount of such impairment expense could be material to our results of operations, but we expect that it would not materially impact our cash flows or overall viability.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009				Increase/Decrease 2010 to 2009
	2010	2009			2010	2009
(in thousands, except percentages)
Research and engineering expense	$2,317	$2,092	$225	11%	$5,873	$6,525	$(652)	(10%)

Research and engineering expenses increased in the third quarter of 2010 compared to the same period in 2009 as we continue to invest in the development, commercialization and enhancements of our proprietary technologies.  Research and engineering expense has decreased for the nine months ended September 30, 2010 due to non-recurring expenses recorded during the same period in 2009, including $0.4 million in severance costs and $0.2 million in relocation costs.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009				Increase/Decrease 2010 to 2009
	2010	2009			2010	2009
(in thousands, except percentages)
Corporate and other expenses	$8,037	$5,074	$2,963	58%	$25,112	$25,296	$(184)	(1%)
Corporate and other expenses as a % of revenues	9%	7%		2%	9%	9%		––%

The increase in corporate and other expenses for the three months ended September 30, 2010 compared to the same period in 2009 is due to increased incentive cash and stock compensation expense of $1.2 million and increased legal fees of $1.1 million in the third quarter of 2010.  Additionally, corporate and other expense was lower in the third quarter of 2009 due to the collection of $1.0 million of accounts receivable previously recorded as bad debt.    Corporate and other expenses as a total and as a percentage of revenues for the nine months ended September 30, 2010 were consistent with the same period in 2009.

Other Expense (Income)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009				Increase/Decrease 2010 to 2009
	2010	2009			2010	2009
(in thousands, except percentages)
Other expense (income)
Interest expense	$155	$497	$(342)	(69%)	$406	$1,451	$(1,045)	(72%)
Interest income	(33)	(847)	814	96%	(128)	(896)	768	86%
Foreign exchange losses	75	1,002	(927)	(93%)	240	1,480	(1,240)	(84%)
Other expense (income)	(153)	(1)	(152)	nm	(623)	143	(766)	nm
Total other expense (income)	$44	$651	$(607)	(93%)	$(105)	$2,178	$(2,283)	105%

nm ––	Percentage is not meaningful

 Interest expense — Interest expense has decreased for the three and nine months ended September 30, 2010 as compared to the same period in 2009 as a result of the payment of all outstanding amounts owed under our credit facility in the first quarter of 2010.  Our average outstanding debt balance for the three and nine months ended September 30, 2010 was zero and less than $1 million compared to $42.6 million and $43.8 million for the same periods in 2009.

  Interest income — Interest income has decreased for the three and nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to interest of $0.8 million received on a tax refund during the third quarter of 2009.

Foreign exchange losses — Effective January 1, 2010, and resulting from an analysis of U.S. dollar cash flows, we changed our functional currency in our Canadian operations from the Canadian dollar to the U.S. dollar. As a result, we have decreased exposure to fluctuations in the Canadian dollar during 2010 compared to the same periods in 2009.

 Other expense (income) — Other expense (income) has increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to royalty income earned in 2010.

  Income Tax Provision (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/Decrease 2010 to 2009			Increase/Decrease 2010 to 2009
	2010	2009		2010	2009

Effective income tax rate	35%	77%	(42%)	34%	221%	(187%)

TESCO is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes. Income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such earnings.

The effective tax rate for the three months ended September 30, 2009 was affected by several one-time adjustments, including $1.1 million of tax expense related to provision to return adjustments as a result of filing an amended 2008 tax return in Canada.  The effective tax rate for the nine months ended September 30, 2009, which resulted in recording an income tax benefit of $6.8 million based on a loss before income taxes of $3.1 million, was also affected by several one-time adjustments, including the recognition of a $4.5 million tax benefit associated with a Canadian tax law change.  We did not have any unusual tax adjustments affecting our effective tax rate for the three and nine months ended September 30, 2010 as we did for the same periods in 2009 as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position at September 30, 2010 and December 31, 2009 was as follows (in thousands):

	September 30, 2010	December 31, 2009
Cash	$42,020	$39,930
Long term debt	––	(8,600)
Net cash	$42,020	$31,330

We have a credit agreement which was entered into in 2007 and has since been amended several times (“credit facility”).  Our credit facility is maintained by a syndicate of seven banks, and we are not aware of any insolvency issues with respect to any of our syndicate banks.  Our credit facility originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to $145 million in December 2007.  Our credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on June 5, 2012. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit. Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.

Our credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, a quarterly capital expenditure limitation, and a fixed charge coverage ratio. The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry. The credit facility is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility. As of September 30, 2010, our capital expenditures are limited to 60% of consolidated EBITDA plus net cash proceeds from asset sales. On October 18, 2010, we amended our credit facility with our existing lenders to change various debt covenants, including:
•	Increasing the allowable amount of sales of obsolete assets in any fiscal year from $10 million to $15 million; and
•	Increasing the allowable amount of capital expenditures permitted by us:
a)	For 2010, to $55 million plus the net cash proceeds from asset sales from an EBITDA-based formula which we previously calculated to be approximately $45 million;
b)
For 2011, to the lesser of $75 million or 100% of consolidated EBIDTA (as defined in the credit facility) plus the net cash proceeds from asset sales for 2011 as determined on a quarterly basis for the four then most recent quarters; and

c)	For 2012 and beyond, to 80% of consolidated EBIDTA plus the net cash proceeds from asset sales as determined on a quarterly basis for the four then most recent quarters.

The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. As of September 30, 2010, we had no outstanding borrowings, $7.5 million in letters of credit outstanding, and $123.6 million available under the Revolver. We were in compliance with our bank covenants at September 30, 2010.

Following is the calculation of our working capital, excluding cash and cash equivalents, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Current assets	$231,986	$211,700
Current liabilities	(67,996)	(59,325)
Working capital	163,990	152,375
Less:
Cash and cash equivalents	(42,020)	(39,930)
Working capital, excluding cash and cash equivalents	$121,970	$112,445

During the nine months ended September 30, 2010, cash provided by operating activities was $28.8 million compared to $49.1 million in the same period in 2009. This decrease is primarily due to the changes in working capital accounts. We believe our operations will continue to generate cash, and these amounts, along with amounts available under our existing credit facility, will be sufficient to fund our working capital needs and capital expenditures for at least the next 12 months.

During the nine months ended September 30, 2010, our capital expenditures were $23.3 million compared to $13.7 million during the same period in 2009. We project our capital expenditures for 2010 to be between $40 and $45 million. The current year increase from our 2009 capital spending of $17.3 million is directly related to our forecasted rate of industry recovery from 2009 conditions, along with our 2010 strategy to apply our capital spending in certain key markets.

In January 2010, we paid the remaining balance of $8.6 million of our term loan under our credit facility and continue to remain debt-free during 2010.  During the nine months ended September 30, 2009, we borrowed $10 million and paid $25.6 million under our credit facility.

 We also monitor the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2010 and December 31, 2009, we had no off balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2009 Annual Report on Form 10−K. We prepare our financial statements in conformity with U.S. GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers. We believe the most critical accounting policies in this regard are those described in our 2009 Annual Report on Form 10−K. While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2009 Annual Report on Form 10−K, except for change in the functional currency for our Canadian operations from the Canadian dollar to the U.S. dollar as more fully described in Note 1 to the consolidated financial statements included in this quarterly report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us. We had no outstanding debt under our credit facility at September 30, 2010.

Our accounts receivable are principally with oil and natural gas service and exploration and production companies and are subject to normal industry credit risks. Please see Part I, Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the risk factors affecting us.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2010, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to income taxes. Because of this material weakness, we performed additional procedures to ensure that our financial statements as of and for the quarter ended September 30, 2010 were fairly presented in all material respects in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, we increased the level of staffing and competency of our tax department and made certain enhancements to improve the effectiveness of our process for accounting for income taxes.  These changes to our internal control over financial reporting are consistent with the Remediation Plan outlined below.  There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Our management continues to take action in remediating the material weakness identified by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes. Specifically, we are establishing and designing controls to identify and properly account for significant changes or events impacting our tax accounts, such as significant changes to tax laws, including the following:
•
In addition to our performance on an annual basis, we will prepare a tax basis balance sheet and related reconciliation upon the occurrence of significant changes or events impacting our tax accounts, such as significant changes in tax laws, during the quarter in which such events occur.

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

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. Please see Part I, Item 3—Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009 for a summary of our ongoing legal proceedings.

We are subject to legal proceedings brought against us in the normal course of business. We recognize liabilities for contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan. We reviewed this matter and have provided a timely response to the subpoena. Our internal investigation revealed that in 2006 and 2007, a total of five top drive units were shipped to Sudan from our Canadian manufacturing facility. Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units. The total revenues from these activities with respect to the periods involved were approximately 0.5% and 1.0% of total revenues in 2006 and 2007.   Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy. We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  We continue to evaluate the potential outcome of this matter. The effect on our consolidated financial position, results of operations or cash flows is not reasonably determinable at this time. Accordingly, we have not accrued a reserve for this matter as of September 30, 2010.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the “Marshall Suit”), alleging that various of our technologies infringe 10 different patents held by Weatherford. Weatherford sought monetary damages and an injunction against further infringement. Our technologies referred to in the claim included the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system. We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

In August 2009, we filed suit against several competitors in the U.S. District Court for the Southern District of Texas – Houston Division, including Weatherford (the “Houston Suit”).  The suit claims infringement of two of our patents related to our CDS.  On October 26, 2010, we entered into a settlement with Weatherford (the “Settlement”) dismissing both the Marshall Suit and the Houston Suit (as it relates to Weatherford) with prejudice. Among other provisions, the Settlement contains the following terms:
•
Non-exclusive irrevocable worldwide and royalty free cross licenses with respect to all the patents asserted by Weatherford in the Marshall Case and by us in the Houston Case, as well as certain other U.S. and foreign equivalents and counterparts; and

•
Weatherford has agreed to purchase for five years 67% of its worldwide top drive requirements from us, as long as we can meet production requirements, and to designate us as a preferred provider of after-market sales and service for top drives. The prices we charge Weatherford

We and Weatherford have committed to sign a formal settlement agreement consistent with the terms of the Settlement. We continue to prosecute the Houston Suit against the other defendants.

ITEM 1A.	RISK FACTORS.

See Part I, Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of the risk factors affecting us. There have been no material changes in the risk factors described in Part I, Item 1A—Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: November 9, 2010

TESCO CORPORATION

By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: November 9, 2010

EXHIBIT INDEX

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

4.2*
Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*
Employment Agreement between Tesco Corporation and Dean Ferris dated September 1, 2010 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on September 3, 2010

10.2*
Third Amendment to Amended and Restated Credit Agreement, dated as of October 18, 2010 among Tesco US Holding LP, Tesco Corporation, the lenders party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to exhibit filed with Tesco Corporation’s Current Report on Form 8-K filed with the SEC on October 21, 2010)

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