Form 10-K
period 2010-12-31
TESCO CORP
filed 2011-03-01
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34090

Tesco Corporation
(Exact name of registrant as specified in its charter)

Alberta	76-0419312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3993 West Sam Houston Parkway North Suite 100 Houston, Texas	77043-1221
(Address of Principal Executive Offices)	(Zip Code)

713-359-7000

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, without par value	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2010 was $255,597,430 based upon the last sales price reported for such date on the NASDAQ Stock Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 30, 2010 have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of Common Stock outstanding as of February 28, 2011: 38,062,756

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form  10-K.

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

PART I

Item 1. Business.

Business and Strategy

We are a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and natural gas operating companies throughout the world.

We were created on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation.  The amalgamated corporation continued under the name Tesco Corporation, which is organized under the laws of Alberta, Canada.

Our four business segments are:

•	Top Drives - top drive sales, top drive rentals and after-market sales and services;
•	Tubular Services – proprietary and conventional tubular services;
•	CASING DRILLING – proprietary CASING DRILLING technology; and
•	Research and Engineering – internal research and development activities related to our proprietary tubular services, CASING DRILLING technology and top drive model development.

For a further discussion of our business segments, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in this Report on Form 10-K.

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

In addition to our top drive sales, we rent top drives on a day-rate basis for land and offshore drilling rigs.  Our rental fleet offers a range of systems that can be installed in practically any mast configuration, including workover rigs.  Our fleet is composed principally of hydraulically powered top drive systems, with power ratings of 475 to 1,350 horsepower and load path ratings of 150 to 750 tons, each equipped with its own independent diesel engine driven hydraulic power unit.  This unique combination permits a high level of portability and installation flexibility.

Our top drive rental fleet, which was comprised of 125 units at December 31, 2010, is deployed strategically around the world to be available to customers on a timely basis.  Our fleet is highly transportable and we mobilize the top drive units to meet customer requests.   In order of size by region from highest to lowest, we currently have rental units in Latin America, the United States and Canada, Russia, Asia-Pacific, the Middle East and Europe.  In response to the economic downturn and operating conditions during 2009, we redeployed over 10% of our U.S. fleet to international locations during 2009, including the Middle East, Latin America, Russia and Asia.  In 2010, we continued to mobilize top drives to the areas with higher demand and mobilized seven top drives into Russia.

We also provide after-market sales and services to our installed customer base around the globe.  We maintain regional stocks of high-demand parts in order to expedite top quality, original replacement parts for top drive systems.  Our service offerings include the commissioning of all new units and recertification of working units including top drives, power units and various other top drive product and component repairs.  Our field-experienced personnel are responsible for the rig up and installation of all units – both rentals and customer-owned units.  Our personnel also provide onsite training and top drive supervision.  In addition, technicians are available to perform work under ongoing maintenance contracts.

Markets and Competition

Demand for our top drive products and rental services depends primarily upon capital spending of drilling contractors and oil and natural gas companies and the level of drilling activity.  Our customers for top drive sales and after-market sales and service primarily consist of drilling contractors, rig builders and equipment brokers.  Occasionally, we may also sell top drives and provide after-market sales and services to major and independent oil and natural gas companies and national oil companies who wish to own and manage their own top drive systems.  Our customers for our rental fleet include drilling contractors, major and independent oil and natural gas companies and national oil companies.

We estimate that approximately 60% of land drilling rigs are currently equipped with top drive systems, including the former Soviet Union and China, where few rigs operate with top drives today.  By contrast, we estimate that approximately 95% of offshore rigs are equipped with top drives.  We were the first top drive manufacturer to provide portable top drives for land drilling rigs.  We believe that significant further land-based market potential exists for our top drive drilling system technology, including both portable and permanently installed applications.  Further, where many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we believe that a market for replacement systems will be created.  This represents an important opportunity for us.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd.  We believe we have the second largest customer installed base and are the number two global provider of top drives, following NOV.  Of the three major top drive system providers, we are the only company that maintains a sizeable fleet of assets solely for the purposes of rental.  Competition in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time and price.

Backlog

We believe that top drive sales backlog is a leading indicator of how our business will be affected by changes in the global macro-economic environment.  We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.  Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly or job rates.  Accordingly, we have no backlog for services.

Our top drive sales backlog at December 31, 2010 was 25 units with a total potential revenue value of $33.0 million, compared to 11 units with a total potential revenue value of $16.1 million at December 31, 2009, which reflected a lower order rate as a result of the weakened economic and industry conditions in 2009.  Although sales activity has improved in 2010 compared to 2009, our customers have maintained their focus on lowering project costs, and our backlog has not yet returned to pre-recession levels, as evidenced by our backlog of 65 units with a total potential revenue value of $56.9 million at December 31, 2008.  Revenues are not recognized until our earnings process is complete, the product has been delivered, collectability is reasonably assured and when title and risk of loss of the equipment is transferred to the customer.

We have the ability to expand or downsize our top drive manufacturing capacity to meet current and expected customer demand.  In response to declining demand for our top drives due to industry and operating conditions caused by the recession, we downsized our manufacturing operations substantially during 2009.  We maintained a core team, which continues to deliver top drives each month with a current manufacturing capacity of six to eight top drive units per month, depending on system complexity.  Current capacity is lower than peak production levels in 2008 of 12 to 16 units per month, which demonstrates the flexibility of our manufacturing operations.  We believe that our top drive business needs to maintain manufacturing inventory of one to two quarters of production.  This limits our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce, yet allows us to be responsive to our client base.

Tubular Services segment

Our Tubular Services segment includes a suite of proprietary offerings, as well as conventional casing and tubing running services.  Casing is steel pipe that is installed in oil, natural gas or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well.  Most operators and drilling contractors install casing using service companies, like ours, who use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings installed of various sizes.  These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications.

Our proprietary service offerings use certain components of our CASING DRILLING technology, in particular the patented Casing Drive System (“CDS”), to provide a safer and more automated method for running casing and, if required, reaming the casing into the hole.  The CDS is a tool which facilitates running and reaming casing into a well bore on any rig equipped with a top drive.  This tool offers improved safety and efficiency over traditional methods by eliminating operations that are associated with high risk of personal injury.  It also increases the likelihood that the casing can be run to casing point on the first attempt, offers the ability to simultaneously rotate and reciprocate the casing string as required while circulating drilling fluid, and requires fewer people on the rig for casing running operations than traditional methods.

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

Our conventional service offerings provide equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.

Markets and Competition

Our Tubular Services customers primarily consist of oil and natural gas operating companies, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide tubular running and handling services.  Demand for our tubular services strongly depends upon capital spending of oil and natural gas companies and the level of drilling activity.

The conventional tubular services market consists generally of several large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. The largest global competitors in this market are Weatherford International, Ltd. (“Weatherford International”), Franks International, Inc. and Baker Hughes Incorporated.  Competition in the conventional tubular services market takes place primarily on the basis of the quality of the services offered, the quality and utility of the equipment provided, the proximity of the service provider and equipment to the work site and price.

We are aware of competitive technology similar to our CDS tool.  We believe that we continue to be the market leader in this technology. Other companies offering similar technology and services include NOV, Weatherford International and Franks International, Inc.  Our CDS system is easily and quickly installed on any top drive system and we offer skilled and trained personnel at the field level who have specialized knowledge of top drive drilling system operations.

CASING DRILLING segment

Our CASING DRILLING process uses oilfield casing in place of drill pipe to simultaneously drill and case the well, reducing both drilling time and the chance of unscheduled drilling events.  CASING DRILLING technology minimizes the use of conventional drill pipe and drill collars and enables the operators to eliminate pipe trips and case the interval while drilling.  This avoids well bore exposure during tripping and mitigates associated risks such as borehole collapse, lost circulation problems and stuck tools or pipe.

The CASING DRILLING retrievable bottomhole assembly, which is comprised of the drill bit and other downhole tools, such as drilling motors, rotary steerable drilling systems, measurement–while–drilling and logging–while–drilling equipment, is lowered via wireline, drill pipe or a tubing string inside the casing and latched to the bottom joint of casing, retaining the ability to maintain the circulation of drilling fluid at all times.  Tools are recovered in a similar fashion, by use of wireline, or alternatively drill pipe or a tubing string.  Since the casing remains on bottom in the well at all times, wellbore integrity is preserved, and the risk of a well control incident is reduced.  Because the well is cased as it is drilled, the potential for unintentional sidetracking is significantly lessened. The risk of tool loss in the hole is also decreased.

Markets and Competition

Our CASING DRILLING customers primarily consist of oil and natural gas operating companies, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide tubular running and handling services.  Demand for our CASING DRILLING services strongly depends upon capital spending of oil and natural gas companies and the level of drilling activity.

We are not currently aware of any commercially or technically viable direct competition for our proprietary CASING DRILLING retrievable process, services or products, although several of our competitors are known to have developed prototypes that are similar, and in some cases have deployed them in a field environment.  We continue to be the only company offering customers a broad range of tool sizes and the possibility of using casing to drill directional wells combined with specialized equipment that can be readily retrieved when drilling is complete.

We believe that the primary competition to our CASING DRILLING process is the traditional drill pipe drilling process and, to a lesser extent, other methods for casing while drilling that do not involve a retrievable bottom hole assembly.  Such alternative methods of casing while drilling offer limited applications because of the cutting structure, and they cannot be combined with directional tools which facilitate the drilling of directional (i.e. non-vertical) wells.  While we offer such alternative (i.e. non-retrievable) methods in addition to our proprietary CASING DRILLING process, we believe that Weatherford International has the largest share of the non-retrievable portion of the market.

Research and Engineering segment

As a technology driven company, we continue to invest significantly in research and development activities, primarily related to our proprietary technologies in tubular services, CASING DRILLING and top drive model development.  We hold rights, through patents and patent license agreements, to patented and/or patent pending technologies for certain innovations that we believe will have application to our core businesses.   We pursue patent protection in appropriate jurisdictions where we believe our innovations could have significant potential application to our core businesses.  We hold patents and patent applications in the United States, Canada, Europe, Norway and various other countries.  Our patent portfolio currently includes 155 issued patents, comprised of 70 U.S. and 85 foreign patents, and 121 pending patent applications, comprised of 31 U.S. and 90 foreign patent applications.  We generally retain all intellectual property rights to our technology through non-disclosure and technology ownership agreements with our employees, suppliers, consultants and other third parties with whom we do business.

The overall design of our portable top drive assembly is protected by patents that will continue in force for several more years. Various specific aspects of the design of the top drive and related equipment are also patented, including the torque track system that improves operational handling by absorbing the torque generated by our top drives.  Our CASING DRILLING method and retrievable apparatus are protected by patents that will continue in force for several more years.  In addition, we have patents that protect the combination of the retrievable drill bit assembly with a rotary steerable tool.  Our CDS is protected by patents on some of the gripping tools and on the “link tilt” system, which is a method used to handle casing.  We hold numerous patents related to the installation and utilization of certain accessories for casing for purposes of casing rotation. Various other related methods and tools are patent protected as well.

We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.  For further discussion, see Part I, Item 1A, Risk Factors and Part II, Item 8, Financial Statements and Supplementary Data, Note 11 included in this Report on Form 10-K.

Our research and development costs were $9.1 million, $7.4 million and $11.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We will continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Financial information about geographic areas

Our Top Drive and CASING DRILLING businesses are distributed globally while our Tubular Services business is more concentrated in the North American markets.  We do not track or measure property, plant and equipment by business segment and, as such, this information is not presented.  The following table presents our revenue by segment and geographic areas for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Top Drive Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue

2010(1)	$137,826	57%	$106,107	43%	$243,933
2009	107,348	48%	117,505	52%	224,853
2008	187,882	55%	153,550	45%	341,432

	Tubular Services Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue

2010	$84,656	69%	$37,228	31%	$121,884
2009	78,428	66%	39,871	34%	118,299
2008	129,449	78%	37,013	22%	166,463

	CASING DRILLING Segment
	United Stated and Canada		International		Total
	Revenue	%	Revenue	%	Revenue

2010	$6,822	53%	$6,026	47%	$12,848
2009	6,508	48%	7,188	52%	13,696
2008	15,715	58%	11,332	42%	27,047

 (1)   Effective January 1, 2010, we changed the contracts for new top drive sales to generally sell the units directly from our manufacturing facility in Canada.  This change increased the amount of top drive revenue recorded in Canada in 2010, compared to 2009 and 2008 presented above.

Procurement of Materials and Supplies

For a discussion of the procurement of materials and supplies, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in this Report on Form 10-K.

Seasonality

Our business is subject to seasonal cycles, associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations.  The most significant of these occur in Canada and Russia, where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen.  As of December 31, 2010, approximately 19% of our top drive rental fleet operated in Canada and Russia.

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

Customers

Our accounts receivable are principally with major international and national oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, including the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems, which may impact our ability to collect those accounts receivable.  We monitor customers who are at risk for non-payment and, if warranted by the set of circumstances, will lower available credit extended to those customers or establish alternative arrangements, including increased deposit requirements or payment schedules.

No single customer accounted for 10% or more of our consolidated revenue in any of the three years ended December 31, 2010, 2009 and 2008.

Employees

As of December 31, 2010, the total number of our employees worldwide was 1,397. We believe that our relationship with our employees is good.  We work to maintain a high level of employee satisfaction and we believe our employee compensation systems are competitive.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available free of charge on our internet website at www.tescocorp.com.  These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed in the United States (“U.S.”) with the U.S. Securities and Exchange Commission (“SEC”) and in Canada on the System for Electronic Document Analysis and Retrieval (“SEDAR”).  Our code of conduct policy is also posted on our website.  In addition to our internet website, copies of our U.S. public filings are available at www.sec.gov and copies of our Canadian public filings are available at www.sedar.com.

Item 1A. Risk Factors.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Report on Form 10-K contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, “intend”, “forecast”, “target”, “project”, “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning our anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this Report on Form 10-K are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

These risks and uncertainties include, but are not limited to, changes in the global economy and credit markets, the impact of changes in oil and natural gas prices and worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services, other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry), risks, including litigation risks, associated with our intellectual property and risks associated with the performance of our technology and other risks set forth in Part I, Item 1A, Risk Factors included in this Report on Form 10-K.  These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. The forward-looking statements in this document are provided for the limited purpose of enabling current and potential investors to evaluate an investment in us. Readers are cautioned that such statements may not be appropriate, and should not be used, for other purposes.

Risks associated with the global economy

The current global economic and political environment may negatively impact industry fundamentals, and the related decrease in demand for drilling rigs could cause a downturn in the oil and natural gas industry. Such a condition could have a material adverse impact on our business.

An extended deterioration in the global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower oil and natural gas prices and prolonged weakness in the economy could impact the economics of planned drilling projects, resulting in curtailment, reduction, delay or postponement for an indeterminate period of time. Furthermore, an extended deterioration in the political environment in countries where we operate or that produce significant supply of the world’s demand for oil may also impact fundamentals that are critical to our industry, such as the global supply of oil and natural gas. Constraints in the global supply of oil caused by political turmoil in any of the large oil-producing countries of the world could significantly increase oil and natural gas prices while the removal of such constraints could significantly decrease oil and natural gas prices for an indeterminate period of time.  Such volatility in oil and natural gas prices could negatively impact the world economy and our industry.  Any long-term reduction in oil and natural gas prices will reduce oil and natural gas drilling and production activity and result in a corresponding decline in the demand for our products and services, which could adversely affect the demand for sales, rentals or services of our top drive units and for our Tubular Services and CASING DRILLING businesses. These reductions could adversely affect the future net realizability of assets, including inventory, fixed assets, goodwill and other intangible assets.

We are exposed to risks associated with the financial markets.

While we intend to finance our operations with existing cash, cash flow from operations and borrowing under our existing credit facility, we may require additional financing to support our growth. If any of the significant lenders, insurance companies or other financial institutions are unable to perform their obligations under our credit agreements, insurance policies or other contracts, and we are unable to find suitable replacements on acceptable terms as a result of recent credit disruptions or otherwise, our results of operations, liquidity and cash flows could be adversely affected.

Many of our customers access the credit markets to finance their oil and natural gas drilling and production activity. The possible inability of these parties to obtain financing on acceptable terms, due to the recent credit disruptions or otherwise, could impair their ability to perform under their agreements with us and lead to various negative effects on us, including business disruption, decreased revenue and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have an adverse impact on our business and results of operations.

The occurrence or threat of terrorist attacks could materially impact our business.

The occurrence or threat of future terrorist attacks could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause a decrease in spending by oil and natural gas companies for exploration and development.  In addition, these risks could trigger increased volatility in prices for crude oil and natural gas which could also adversely affect spending by oil and natural gas companies.  A decrease in spending for any reason could adversely affect the markets for our products and thereby adversely affect our revenue and margins and limit our future growth prospects. Moreover, these risks could cause increased instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are required to obtain by our contracts with third parties.

We face risks related to natural disasters and pandemic diseases, which could materially and adversely disrupt our operations and affect travel required for our worldwide operations.

A portion of our business involves the movement of people and certain parts and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to the occurrence of natural disasters such as earthquakes; floods or hurricanes; or an epidemic or outbreak of diseases, including the H1N1 virus, in these locations, could significantly disrupt our operations and decrease our ability to provide services to our customers. In addition, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services to our customers.

Risks associated with the oil and natural gas industry

Our offshore oil and natural gas operations have been, and could be further, adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill; changes in and compliance with restrictions or regulations on offshore drilling in the US Gulf of Mexico and in other areas around the world may adversely affect our business and operating results.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. As a result of the incident and related oil spill, the Secretary of the US Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue a suspension, until November 30, 2010, of drilling activities for specified drilling configurations and technologies. Although this moratorium was lifted on October 12, 2010, we cannot predict with certainty when drilling operations will fully resume in the US Gulf of Mexico. The BOEMRE has also issued new guidelines and regulations regarding safety, environmental matters, drilling equipment and decommissioning applicable to drilling in the US Gulf of Mexico, and may take other additional steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.

At this time, we cannot predict with any certainty what further impact, if any, the Deepwater Horizon incident may have on the regulation of offshore oil and natural gas exploration and development activity, or on the cost or availability of insurance coverage to cover the risks of such operations. Ongoing effects of and delays from the lifted suspension of drilling activity in the US Gulf of Mexico, or the enactment of new or stricter regulations in the United States and other countries where we operate, could have a material adverse effect on our financial condition, results of operations or cash flows.

We could be subject to substantial liability claims, which would adversely affect our financial condition, results of operations and cash flows.

Certain equipment and processes are used by us and other companies in the oil and natural gas industry during the delivery of oilfield services in hostile environments, such as exploration, development and production applications. An accident or a failure of a product or process could cause personal injury, loss of life, damage to property, equipment or the environment, and suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

We face risks due to the cyclical nature of the energy industry and the corresponding credit risk of our customers.

Changing political, economic or military circumstances throughout the energy producing regions of the world can impact the market price of oil and natural gas for extended periods of time. As most of our accounts receivable are with customers involved in the oil and natural gas industry, any significant change in such circumstances could result in financial exposure in relation to affected customers.

Fluctuations in the demand for and prices of oil and natural gas would negatively impact our business.

Fluctuations in the demand for and prices of oil and natural gas impact the level of drilling activity by our customers and potential customers. The prices are primarily determined by supply, demand, government regulations relating to oil and natural gas production and processing, and international political events, none of which can be accurately predicted. In times of declining activity, not only is there less opportunity for us to sell our products and services but there is increased competitive pressure that tends to reduce our prices and, therefore, our margins.

Possible legislation and regulations related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

Foreign, federal, and state authorities and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas (“GHG”) emissions. In the United States, the Environmental Protection Agency (“EPA”) is taking steps to require monitoring and reporting of GHG emissions and to regulate GHGs as pollutants under the Clean Air Act (“CAA”). The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions that began in 2010. Furthermore, the EPA recently proposed additional GHG reporting rules specifically for the oil and natural gas industry. The EPA has also published a final rule, the “Endangerment Finding,” which concluded that GHGs in the atmosphere endanger public health and welfare, and that emissions of GHGs from mobile sources cause or contribute to the GHG pollution. Following issuance of the Endangerment Finding, the EPA promulgated final motor vehicle GHG emission standards on April 1, 2010. The EPA has asserted that the final motor vehicle GHG emission standards will trigger construction and operating permit requirements for stationary sources. In addition, climate change legislation is pending in the United States Congress. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations. Additionally, federal and/or state legislation to reduce the effects of GHG may potentially have a direct or indirect adverse effect on our operations, including the possible imposition on us and/or our customers of additional operational costs due to carbon emissions generated by oil and gas related activities.  Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts to our ability to conduct operations and/or disruption of our customers’ operations.

Our revenue and earnings are subject to fluctuations period over period and are difficult to forecast.

Our revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the levels of inventories of our products held by end-users and distributors;

•	the mix of our products sold or leased and the margins on those products;

•	new products offered and sold or leased by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations;

•	changes in oil and natural gas prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	the level of capital equipment project orders, which may vary with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans which can be particularly volatile in international markets;

•	the variability of customer orders or a reduction in customer orders, which may leave us with excess or obsolete inventories;

•	the ability of our vendors to timely supply necessary component parts used for the manufacturing of our products; and

•	the ability to manufacture and timely deliver customer orders, particularly in the top drive segment due to the increasing size and complexity of our models.

In addition, our fixed costs cause our margins to decrease when demand is low and service capacity is underutilized.

Any significant consolidation or loss of end-user customers could have a negative impact on our business.

Exploration and production company operators and drilling contractors have undergone substantial consolidation in recent years. Additional consolidation is probable. In addition, many oil and natural gas properties could be transferred over time to different potential customers.

Consolidation of drilling contractors results in fewer end-users for our products and could result in the combined contractor standardizing its equipment preferences in favor of a competitor’s products.

Merger activity among both major and independent oil and natural gas companies also affects exploration, development and production activity, as these consolidated companies attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post-merger exploration and development budgets. Moreover, some end-users prefer not to use relatively new products or premium products in their drilling operations.

We operate in an intensively competitive industry and if we fail to compete effectively our business will suffer.

Our competitors may attempt to increase their market share by reducing prices or our customers may adopt competing technologies. The drilling industry is driven primarily by cost minimization. Our strategy is aimed at reducing drilling costs through the application of new technologies. Our competitors, many of whom have a more diverse product line and access to greater amounts of capital than we do, have the ability to compete against the cost savings generated by our technology by reducing prices and by introducing competing technologies. Our competitors may also have the ability to offer bundles of products and services to customers that we do not offer. We have limited resources to sustain prolonged price competition and maintain the level of investment required to continue the commercialization and development of our new technologies.

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

For example, from time to time, we have incurred significant losses in the development of new technologies which were not successful for various commercial or technical reasons. If we are unable to successfully implement technological or research and engineering type activities, our growth prospects may be reduced and our future revenue may be materially and adversely affected. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

Risks associated with our business

We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.

In two separate actions, we were sued by VARCO I/P, Inc. and Weatherford International, who have alleged that our CDS tool and other equipment and processes violate certain of their patents. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11 included in this Report on Form 10-K.  We settled our lawsuit with Weatherford International, and we believe the suit with VARCO I/P, Inc. is without merit. We intend to continue to defend ourselves vigorously. In the event that we are not successful in defending ourselves in this matter, it may have a material adverse effect on our Tubular Services and CASING DRILLING segments and, therefore, on our business. In addition, in the future we may be subject to other infringement claims and if any of our products were found to be infringing, our consolidated financial results may be adversely affected.

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

We are currently involved in legal proceedings described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11 including in this Report on Form 10-K.   From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax, regulatory compliance and other claims.

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

The energy industry is affected by changes in public policy, federal, state and local laws and regulations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons may adversely affect our operations due to our customers having limited drilling and other opportunities in the oil and natural gas exploration and production industry. The operations of our customers, as well as our properties, are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety.

Our credit facility contains restrictions that may limit our ability to finance future operations or capital needs and could accelerate debt payments.

Our credit facility contains restrictive covenants which limit the amount of borrowings available by the maintenance of certain financial ratios.  Decreases in our financial performance could prohibit us from borrowing amounts under our credit facility, force us to make repayments of outstanding debt in order to remain in compliance with these restrictive covenants, or accelerate our debt payments and other financing obligations and those of our subsidiaries. Additionally, our credit agreements are collateralized by equity interests in our subsidiaries.  A breach of the covenants under these agreements could permit the lenders to exercise their rights to foreclose on these collateral interests.   If this were to occur, we might not be able to repay such debt and other financing obligations. These restrictions may negatively impact our ability to finance future operations, implement our business strategy or fund our capital needs. Compliance with these financial ratios may be affected by events beyond our control, including the risks and uncertainties described in the other risk factors discussed elsewhere in this report.

For further discussion of our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7 included in this Report on Form 10-K.

We have a revolving credit facility that is not contracted at market rates.

Our credit facility contains provisions for interest rates on borrowings and commitment fees that were established prior to the credit crisis of 2008 and 2009.  If we needed to replace our credit facility in today’s bank loan market, for any reason, including an event of default on our part, we may be unable to negotiate lending terms at the same or substantially similar rates, or for the same borrowing capacity, that we currently hold. Any change in the terms of our fees or borrowing capacity could adversely affect our liquidity and results of operations.

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

We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our products are often deployed in harsh environments including subsea applications. The failure of these products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. We have experienced quality problems with raw material vendors, which required us to recall and replace certain equipment and components. We have also received warranty claims and we expect to continue to receive them in the future. Such claims may exceed the reserve we have set aside for them. To the extent that we incur substantial warranty claims in any period because of quality issues with our products, our reputation, ability to obtain future business and earnings could be materially and adversely affected.

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

While diversification is desirable, it can expose us to risks related to cultural, political and economic factors of foreign jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks. Such risks include the following:

•	loss of revenue, property and equipment as a result of hazards such as wars or insurrection;

•	the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems;

•	changes or interpretations in laws, regulations and policies of foreign governments, including those associated with changes in the governing parties, nationalization, and expropriation; and

•	protracted delays in securing government consents, permits, licenses, or other regulatory approvals necessary to conduct our operations

•	protracted delays in the collection of accounts receivable due to economic, political and civil instabilities.

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

We buy raw materials, components and precision machining or sub-assembly services from many different vendors located in Canada, the United States, Europe, South East Asia and the Middle East. The price and lead times for some products have fluctuated along with the general changes of steel prices around the world. We also source a substantial amount of electrical components, including permanent magnet motors and drives as well as a substantial amount of hydraulic components, including hydraulic motors, from suppliers located in the U.S. and abroad.  The inability of suppliers to meet performance, quality specifications and delivery schedules could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment.

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

As a technology based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology, especially CASING DRILLING. We compete for these professionals, not only with other companies in the same industry, but with oil and natural gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction.   The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Julio M. Quintana, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess.

Our business relies on the skills and availability of trained and experienced trades and technicians to provide efficient and necessary services to us and our customers. Hiring and retaining such individuals are critical to the success of our business plan. Retention of staff and the prevention of injury to staff are essential in order to provide a high level of service.

We have identified a material weakness in our internal controls.

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010.  As a result, this Form 10-K includes an adverse opinion from PricewaterhouseCoopers LLP, our independent registered public accounting firm, on our internal control over financial reporting. A description of the material weakness in our internal controls over financial reporting is included in Part II, Item 9A, Controls and Procedures in this Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The control deficiency resulted in the identification of several immaterial errors in the income tax provision and related deferred tax balances which impacted the prior period financial statements.  Although these errors did not result in the restatement of our consolidated financial statements, this control deficiency could result in a material misstatement of certain tax accounts and disclosures that would not be prevented or detected on a timely basis. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading of our securities.

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

Kilgore, Texas	21,900	Owned	Regional operations base for the Tubular Services segment in east Texas and northern Louisiana.

Lafayette, Louisiana	43,300	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.

Calgary, Alberta, Canada	85,000	Owned	Manufacturing of top drives and other equipment.

Mexico City, Mexico	1,615	Leased	Regional headquarters for Latin America, including Mexico.

Aberdeen, Scotland	22,700	Leased	Regional headquarters for Europe and West Africa.

Moscow, Russia	3,987	Leased	Regional headquarters for the former Soviet Union.

Dubai, United Arab Emirates	3,800	Leased	Regional headquarters for the Middle East, North Africa and East Africa.

Republic of Singapore	15,500	Leased	Regional headquarters for India, China, Japan, Australia and New Zealand.

In addition, we lease operational facilities at locations in Texas, Colorado, Pennsylvania, Arkansas, North Dakota and Wyoming. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., we lease additional operating facilities Canada, Mexico, Venezuela, Colombia, Ecuador, Argentina, Brazil, Norway, Russia, Dubai, Indonesia, Australia and New Zealand. The majority of these facilities support the Top Drive, Tubular Services and CASING DRILLING segments.

We consider our existing equipment and facilities to be adequate to support our operations.

Item 3. Legal Proceedings.

The information with respect to this Item 3 is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 11  included in this Report on Form 10-K.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding shares of common stock are traded on the Nasdaq Stock Market (“NASDAQ”) under the symbol “TESO.” The following table outlines the share price trading range and volume of shares traded by quarter for 2010 and 2009.

	Share Price Trading Range
	High	Low
	($ per share)
2010
1st Quarter	$15.24	$10.85
2nd Quarter	13.51	9.00
3rd Quarter	14.47	9.64
4th Quarter	16.40	11.30

2009
1st Quarter	$10.34	$6.25
2nd Quarter	11.41	7.55
3rd Quarter	10.28	6.38
4th Quarter	13.29	7.59

As of February 28, 2011, there were approximately 238 holders of record of our common stock, including brokers and other nominees.

Dividend Policy

We have not declared or paid any dividends since 1993 and do not expect to declare or pay dividends in the near future. Any decision to pay dividends on our common shares will be made by our Board of Directors on the basis of our earnings, financial requirements and other relevant conditions existing at the time. Pursuant to our Amended and Restated Credit Agreement, we are currently prohibited from paying dividends to our shareholders.

Performance graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2005 and ending on December 31, 2010 on our common shares (assuming a $100 investment was made on December 31, 2005) with the total cumulative return of the S&P 500 Composite Index and the Philadelphia Oil Service Sector Index (“OSX”), assuming reinvestment of dividends.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
Dec. 31, 2005
Dec. 31, 2006
Dec. 31, 2007
Dec. 31, 2008
Dec. 31, 2009
Dec. 31, 2010

	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010
● Tesco Corp.	$100	$95	$155	$39	$70	$86
■ S & P 500	$100	$114	$118	$72	$66	$101
▲ OSX	$100	$110	$166	$67	$107	$135

Item 6. Selected Financial Data.

The following selected historical financial data as of  December 31, 2010 and 2009 and for each of the years ended December 31, 2010, 2009 and 2008 is derived from the audited consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in this Report on Form 10-K.  The selected financial data as of December 31, 2008, 2007 and 2006 and for each of the years ended December 31, 2007 and 2006 are derived from audited consolidated financial statements.  The selected financial data is not necessarily indicative of results to be expected in future periods and should be read in conjunction with Part II,  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of income (loss) data:	(in millions, except share and per share amounts)

Revenue
Top Drive	$243.9	$224.8	$341.4	$289.1	$219.2
Tubular Services	121.9	118.3	166.5	158.7	143.3
CASING DRILLING	12.9	13.7	27.0	14.6	23.7
	378.7	356.8	534.9	462.4	386.2

Operating income (loss)
Top Drives	62.8	49.5	106.8	80.5	66.9
Tubular Services	8.2	(2.9)	22.5	23.7	33.1
CASING DRILLING	(11.6)	(20.6)	(12.6)	(14.1)	(6.7)
Research and Engineering	(9.1)	(7.4)	(11.1)	(12.0)	(6.0)
Corporate and Other	(35.0)	(33.0)	(30.8)	(29.9)	(26.4)
	15.3	(14.4)	74.8	48.2	60.9
Interest expense, net	0.6	0.9	4.2	3.2	3.2
Other (income) expense	0.9	2.3	(0.1)	2.9	4.1
Income (loss) before income taxes	13.8	(17.6)	70.7	42.1	53.6
Income tax (benefit) provision	6.8	(12.3)	20.8	10.0	23.3
Net income (loss) before cumulative effect of accounting change	7.0	(5.3)	49.9	32.1	30.3
Cumulative effect of accounting change, net of income taxes	—	—	—	—	0.2
Net income (loss)	$7.0	$(5.3)	$49.9	$32.1	$30.5

Weighted average number of common shares outstanding:
Basic	37,835	37,598	37,221	36,604	35,847
Diluted	38,261	37,598	37,833	37,404	36,593

Earnings (loss) per share:
Basic	$0.19	$(0.14)	$1.34	$0.88	$0.85
Diluted	$0.18	$(0.14)	$1.32	$0.86	$0.83

Cash dividends per common share	$—	$—	$—	$—	$—

Factors Affecting Trends

•	Our effective tax rate has fluctuated as follows: 2010: 49%, 2009: 70%, 2008: 29%; 2007: 24%, 2006: 43%.
•	In 2010, we recorded a $1.9 million increase in income tax expense for a valuation allowance adjustment established on foreign subsidiary net operating losses.
•
In 2009, we recorded an impairment charge of $14.4 million to reduce obsolete and slow moving inventory to its net realizable value, an impairment charge of $3.6 million to reduce fixed assets held for sale to its net realizable value, and an accrual of $3.7 million for severance and relocation costs as part of a cost restructuring.

•	Revenue in 2006 includes $9.0 million from contract CASING DRILLING rig activities which were sold in late 2006.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except share and per share amounts)
Balance sheet data:
Total assets	$454.9	$442.6	$499.9	$471.5	$372.2
Debt and capital leases	—	8.6	49.6	80.8	44.5
Shareholders’ equity	375.7	362.2	351.9	303.6	241.9

Cash flow data:
Cash flow provided by operating activities	$55.1	$63.3	$77.0	$25.3	$4.9
Cash flows used in from investing activities	(25.8)	(3.8)	(58.5)	(64.4)	(33.2)
Cash flows provided by (used in) financing activities	(8.7)	(40.7)	(19.5)	48.9	9.7

Other data:
Adjusted EBITDA (a)	$56.9	$42.4	$114.5	$79.1	$85.0
Net cash (debt) (b)	60.6	31.3	(29.0)	(57.7)	(29.6)

(a)
We evaluate our performance based on non-GAAP measures, of which a primary performance measure is adjusted EBITDA, which consists of earnings (net income or loss) available to common shareholders, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items. This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with U.S. GAAP. The amounts included in the adjusted EBITDA calculation, however, are derived from amounts included in the historical consolidated statements of income data.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Net income (loss)	$7.0	$(5.3)	$49.9	$32.1	$30.5
Income tax provision (benefit)	6.8	(12.3)	20.8	10.0	23.3
Depreciation and amortization	36.1	36.7	33.3	27.3	22.5
Net interest expense	0.6	0.9	4.2	3.2	3.2
Stock compensation expense—non-cash	6.4	4.4	6.3	6.5	5.7
Impairment of inventory and assets—non-cash	—	18.0	—	—	—
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(0.2)
Adjusted EBITDA	$56.9	$42.4	$114.5	$79.1	$85.0

(b)
Net cash (debt) represents the amount cash and cash equivalents exceeds (or is less than) total debt. Net cash (debt) is not a calculation based upon U.S. GAAP. The amounts included in the net cash (debt) calculation, however, are derived from amounts included in our historical consolidated balance sheets. In addition, net cash (debt) should not be considered as an alternative to operating cash flows or working capital as a measure of liquidity. We have reported net cash (debt) because we regularly review net cash (debt) as a measure of our liquidity. However, the net cash (debt) measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. net cash (debt) is derived from the consolidated balance sheets as follows (in millions):

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Cash and cash equivalents	$60.6	$39.9	$20.6	$23.1	$14.9
Current portion of long term debt	—	—	(10.2)	(10.0)	(10.0)
Long term debt	—	(8.6)	(39.4)	(70.8)	(34.5)
Net cash (debt)	$60.6	$31.3	$(29.0)	$(57.7)	$(29.6)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our consolidated financial statements and the accompany footnotes included in  Part II, Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.  MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make.  These risks and uncertainties are discussed further in Part I, Item 1A, Risk Factors included in this Report on Form 10-K.

Overview

Listed below is a general outline of our MD&A:

•	Our business – includes a summary of our business purposes and description, a description of the current business environment, a summary of our 2010 performance and an outlook for 2011;

•	Results of operations – includes a year-over-year analysis of the results of our business segments, our corporate activities and other income statement items;

•
Liquidity and capital resources – includes a general discussion of our sources and uses of cash, available liquidity, our liquidity outlook for 2011, an overview of cash flow activity during 2010, and additional factors that could impact our liquidity;

•
Critical accounting estimates – includes a discussion of accounting estimates that involve the use of significant assumptions and/or judgments in the preparation of our consolidated financial statements.

•	Off balance sheet arrangements – includes a discussion of our (i) off balance sheet arrangements, including guarantees and letter of credit, if any, and (ii) other contractual obligations.

Our Business

We are a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry. We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.

Our four business segments are:

•	Top Drives - top drive sales, top drive rentals and after-market sales and services;
•	Tubular Services – proprietary and conventional tubular services;
•	CASING DRILLING – proprietary CASING DRILLING technology; and
•	Research and Engineering – internal research and development activities related to our proprietary tubular services, CASING DRILLING technology and top drive model development.

For a detailed description of these business segments, see Part I, Item 1, Business included in this Report on Form 10-K.

Business Environment

The global economy continues to be affected by the economic crisis that started in late 2008, which led to a significant global economic downturn.  Many oil and natural gas operators significantly curtailed their drilling activity in 2009 due to lower oil and natural gas prices and tightening credit availability, which had the greatest impact on natural gas drilling across North America (excluding Mexico).  In 2010, natural gas drilling recovered significantly since 2009, particularly in the shale regions of the United States.  International rig count has also started to recover from 2009 levels.  Although we appear to be on a slow recovery, the oil and natural gas industry has not yet fully recovered from the recession.  One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows rig counts by region for the years ended December 31, 2010, 2009 and 2008.

	Average Rig Count(1)			Increase (Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
U.S.	1,541	1,086	1,878	455	42%	(792)	(42%)
Canada	351	221	379	130	59%	(158)	(42%)
Latin America (includes Mexico)	383	356	384	27	8%	(28)	(7%)
Asia Pacific (includes China)	269	243	252	26	11%	(9)	(4%)
Middle East	265	252	280	13	5%	(28)	(10%)
Africa	83	62	65	21	34%	(3)	(5%)
Europe (includes Russia)	93	84	98	9	11%	(14)	(14%)
Worldwide	2,985	2,304	3,336	681	30%	(1,032)	(31%)
__________________________________
(1) Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

In addition to decreased drilling activity caused by lower oil and natural gas prices and the tightening of credit availability, the semisubmersible drilling rig, Deepwater Horizon, sank in April 2010 in the Gulf of Mexico after an explosion and fire onboard the rig.  We provided no products or services to the Deepwater Horizon or for the drilling of this well.  The cause of the explosion, fire, and resulting oil spill is being investigated by numerous industry participants, governmental agencies and Congressional committees.  In May 2010, the United States Department of the Interior issued an order imposing a six month moratorium on all offshore deep water drilling projects.  A preliminary injunction was issued which blocked enforcement of the moratorium during June 2010, and the Department of the Interior issued a new moratorium of deep water drilling in July 2010, which was set to expire in November 2010.  This moratorium had a negative impact on our tubular services business during 2010.

In October 2010, the Department of the Interior lifted the moratorium, which introduced more comprehensive plans to deal with potential blowouts, improvements to workplace safety, and inspections and design reviews of blowout preventers by independent third parties.  We expect some permits for resumed drilling will be approved in early 2011 as operators come into full compliance with these regulations.  We do not know the extent of the impact on our future revenue or earnings from increased regulation of Gulf of Mexico offshore deep water drilling projects, but our customers’ actions, the potential movement of deep water rigs to other markets, and the possible shift of drilling activity from deep water to other types of drilling, such as more traditional land-based drilling and alternative shale gas drilling, could affect our results. For a list of possible risk factors affecting risks associated with the oil and natural gas industry, see Part I, Item 1A, Risk Factors included in this Report on Form 10-K.

Summary of 2010 and Operational Performance

During 2010, our Top Drive segment continued to provide a strong base of earnings, and our Tubular Services segment performance has improved substantially from 2009.  Our proprietary tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every top drive rig will eventually convert to running casing with an automated system, such as the CDS system we offer.  In addition, in 2010 we laid the ground work for growth and improved results in our CASING DRILLING segment in 2011. We also invested in new and enhanced product and service offerings in our Research and Engineering segment.  We are now fiscally stronger than we were a year ago, as demonstrated by:

•	Increased revenue from $356.8 million in 2009 to $378.7 in 2010;
•	Increased operating results from an operating loss of $14.4 million in 2009 to operating income of $15.3 million in 2010;
•	Lower inventory levels from $74.3 million at December 31, 2009 to $59.2 at December 31, 2010;
•	Growth in our top drive backlog from 11 units with potential revenue value of $16.1 million at December 31, 2009 to 25 units with potential revenue value of $33.0 million at December 31, 2010;
•	Increased cash and cash equivalents from $39.9 million at December 31, 2009 to $60.6 million at December 31, 2010; and
•
The pay-off of our credit facility in early 2010, and we did not make any revolving credit line draws during the year as all cash requirements were funded from cash provided by operating activities and the sale of used top drives.

Outlook for 2011

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued slow recovery in 2011. Below is a table that shows projected drilling activity for 2011 by region and compares these projections to the number of wells drilled during each of the years ended December 31, 2010, 2009 and 2008.  In particular, the U.S. and Canadian activity is projected to increase by 9% and international activity is projected to increase by 2% from average 2010 levels.

	Wells drilled (1) Years ended December 31,
	2011	2010	2009	2008
	(forecast)(1)
U.S.	50,392	45,617	37,204	54,749
Canada	11,163	10,912	8,010	18,661
Latin America	5,506	5,450	4,531	5,243
Europe, Africa, Middle East (including Russia)	11,867	11,359	10,519	11,429
Far East (including China)	23,942	23,802	23,655	22,490
Worldwide	102,870	97,140	83,919	112,572
 __________________________________
(1)	Source: Report by World Oil magazine, February 2011.

Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity into 2011, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and current economic forecasts, we expect our top drive order rate and rental activity to moderately increase in 2011.   Our outstanding backlog was 25 units at December 31, 2010 compared to 11 units at December 31, 2009.   Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on selected product offerings.  However, we expect international demand for our top drive rental services will expand, following the increase experienced in North America in 2010.  As such, we intend to grow our rental fleet of top drives in 2011.

•
Tubular Services - We expect our CDS proprietary casing business to continue to grow moderately in 2011 and our conventional casing activities to maintain at current levels or grow slightly as the market recovers.  We will continue to focus our efforts on the expansion of our proprietary casing service offerings. In addition, we continue to expand our tubular services activities in most major unconventional shale regions in North America and selected international locations to further expand our global foot print.  We continue to develop relationships with new and existing customers in both our Tubular Services and CASING DRILLING segments.

•
CASING DRILLING – We expect improvement in our CASING DRILLING revenue and operating results in 2011 based on signed contracts and current bidding activity.  We plan to maintain our CASING DRILLING infrastructure around the world while optimizing headcount in locations with higher demand and streamlining internal processes. We remain confident that our CASING DRILLING business will be a valuable part of our future operations.

Results of operations

Below is a summary of our revenue and operating results for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009		2009 to 2008
Segment revenue
Top Drive	$243,933	$224,853	$341,432	$19,080	8%	$(116,579)	(34%)
Tubular Services	121,884	118,299	166,463	3,585	3%	(48,164)	(29%)
CASING DRILLING	12,848	13,696	27,047	(848)	(6%)	(13,351)	(49%)
Consolidated revenue	$378,665	$356,848	$534,942	$21,817	6%	$(178,094)	(33%)

Segment operating income (loss)
Top Drive	$62,818	$49,532	$106,822	$13,286	27%	$(57,290)	(54%)
Tubular Services	8,228	(2,942)	22,474	11,170	380%	(25,416)	(113%)
CASING DRILLING	(11,594)	(20,643)	(12,605)	9,049	44%	(8,038)	(64%)
Research and engineering	(9,075)	(7,431)	(11,049)	(1,644)	(22%)	3,618	33%
Corporate and other	(35,060)	(32,945)	(30,795)	(2,115)	(6%)	(2,150)	(7%)
Consolidated operating income (loss)	15,317	(14,429)	74,847	29,746	206%	(89,276)	(119%)
Other expense	1,495	3,176	4,075	(1,681)	(53%)	(899)	(22%)
Income (loss) before income taxes	13,822	(17,605)	70,772	(31,427)	226%	(88,377)	(125%)
Income tax provision (benefit)	6,777	(12,340)	20,849	19,117	155%	(33,189)	(159%)
Net income (loss)	$7,045	$(5,265)	$49,923	$12,310	234%	$(55,188)	(111%)

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  Below is a summary of our top drive operating results and metrics for the years ended December 31, 2010, 2009 and 2008 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009		2009 to 2008
Top Drive revenue
Sales	$85,584	$91,398	$164,160	$(5,814)	(6%)	$(72,762)	(44%)
Rental services	109,179	83,845	111,959	25,334	30%	(28,114)	(25%)
After-market sales and services	49,170	49,610	65,313	(440)	(1%)	(15,703)	(24%)
	$243,933	$224,853	$341,432	$19,080	8%	$(116,579)	(34%)

Top Drive operating income	$62,818	$49,532	$106,822	$13,286	27%	$(57,290)	(54%)

Number of top drive sales:
New	61	79	118	(18)	(23%)	(39)	(33%)
Used	8	11	19	(3)	(27%)	(8)	(42%)

End of period number of top drives in rental fleet:	125	117	126	8	7%	(9)	(7%)
Rental operating days (a)	23,972	18,218	23,171	5,754	32%	(4,953)	(21%)
Average daily operating rate	$4,554	$4,602	$4,832	(48)	(1%)	(230)	(5%)

 (a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive sales revenue — The decreases in revenue from 2008 to 2009 and from 2009 to 2010 were both due to decreases in the number of units sold during the respective periods.  The decrease in units sold from 2008 to 2009 was the result of the global economic downturn, which did not significantly impact our top drive sales until the middle of 2009.  The decrease in units sold from 2009 to 2010 was primarily due to strong results in the first half of 2009 being driven by the fulfillment of backlog orders that were placed in 2008, prior to the downturn in the drilling industry, compared to being in a slight economic recovery in the last half of 2010. Although sales activity has increased during the last half of 2010, it was not significant enough to compensate for the slower sales in the first half of 2010 as compared to 2009 as a whole.

Our selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. Revenue related to the sale of used top drive units was $8.0 million, $10.4 million and $20.1 million during the 2010, 2009 and 2008, respectively.

Top Drive rental services revenue — The decrease in revenue from 2008 to 2009 was due to a decrease in rental operating days during the respective periods resulting from a 31% decline in the average worldwide rig count year-over-year.  The increase in revenue from 2009 to 2010 was due to the increase in rental operating days during the respective periods resulting from a 30% growth in the average worldwide rig count year-over-year.   Our rental fleet was reduced by 9 units in 2009 but increased by 8 units in 2010 to meet the demand of our customers for rental services.

Top Drive after-market sales and services revenue — The decrease in revenue from 2008 to 2009 was the result of a 31% decline in the average worldwide rig count year-over-year as a result of the economic crisis in late 2008.  The steep drop in rig count substantially decreased the number of operating top drives in need of repairs.  In addition, drilling contractors began performing their own maintenance on units we have historically maintained.  These factors drove negative pricing pressures and resulted in revenue in 2010 decreasing slightly from 2009 as a result of prolonged weakness during the latter part of 2009 and earlier part of 2010 with some improvement in the last half of 2010.

Top Drive operating income — The deterioration in Top Drive operating results from 2008 to 2009 was a function of revenue factors discussed above.  Additionally, we performed an analysis of our inventory parts in connection with our then current backlog and operating forecasts and recorded a charge of $5.4 million in 2009 to reflect the net realizable value of our Top Drive inventory and incurred severance costs of $1.3 million due to cost restructurings in 2009.  This was partially offset by non-recurring gains recorded in 2009, including $1.6 million for the sale of certain ancillary top drive equipment and $1.3 million for the sale of a building and property located in Canada.  The improvement in Top Drive operating results from 2009 to 2010 is a function of revenue factors discussed above as well as the non-recurring items recorded in 2009.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our proprietary casing running service technology, which uses certain components of our CASING DRILLING technology, in particular the CDS, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  Additionally, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our tubular services operating results and metrics for the years ended December 31, 2010, 2009 and 2008 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009		2009 to 2008
Tubular Services revenue
Proprietary	$100,734	$95,440	$87,046	$5,294	6%	$8,394	10%
Conventional	21,150	22,859	79,417	(1,709)	(7%)	(56,558)	(71%)
	$121,884	$118,299	$166,463	$3,585	3%	$(48,164)	(29%)

Tubular Services operating income	$8,228	$(2,942)	$22,474	$11,170	380%	$(25,416)	(113%)

Number of proprietary jobs	3,173	2,569	1,970	604	24%	599	30%

The increase in Tubular Services proprietary revenue from 2008 to 2009 and from 2009 to 2010 was due to the corresponding increase in proprietary jobs during the respective periods, which is a reflection of increased utilization of our CDS tools, partially offset by a decline in demand for our tubular services in the North Sea region.  A significant amount of U.S. drilling activity in 2009 and 2010 was in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our proprietary service offerings.  While the number of jobs performed has increased, revenue per job have been negatively impacted by pricing pressures as a result of the downturn in the oil and natural gas industry.  In addition, in the last half of 2010 our results have been negatively affected by bidding and pricing pressure in the U.S. as the Gulf of Mexico workforce displaced by the Deepwater Horizon explosion and the resulting drilling moratorium was competing for on-shore work.  Lastly, Tubular Services revenue for 2009 included $7.6 million of revenue for CDS equipment sales to one customer while no CDS equipment sales were made during 2010.

Our Tubular Services conventional revenue decreased significantly from 2008 to 2009 due to the 31% decline in average worldwide rig count year-over-year as well as our shift in job focus from conventional to proprietary services.  The decrease in conventional revenue from 2009 to 2010 was also due to this shift in job focus from conventional to proprietary services.  During 2009 and 2010, we continue to gain market acceptance of our services that use our proprietary and patented technology.

The deterioration of Tubular Services operating results from 2008 to 2009 was primarily a function of revenue factors discussed above as well as the impairment of $1.8 million for assets held for sale and severance costs of $0.4 million due to cost restructuring in 2009.  Additionally, we performed an analysis of our inventory parts in connection with our operating activities and projected future demand for all business segments in 2009 and recorded a charge of $2.0 million in 2009 to reflect the net realizable value of our Tubular Services inventory.  The improvement in Tubular Services operating results from 2009 to 2010 was a function of revenue factors discussed above, the non-recurring impairment charges and severance accruals in 2009, and reaping the benefit of cost restructuring measures taken in 2009, partially offset by a $1.8 million decrease in operating income recorded in 2010 resulting from a customer dispute over contract term interpretations.

CASING DRILLING Segment

Our CASING DRILLING business is based on our proprietary CASING DRILLING technology, which uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of drill pipe and drill string components. The demonstrated benefits of using well casing to drill the well compared to conventional drilling include, among other benefits, a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator.  Below is a summary of our CASING DRILLING operating results and metrics for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009		2009 to 2008
CASING DRILLING revenue	$12,848	$13,696	$27,047	$(848)	(6%)	$(13,351)	(49%)
CASING DRILLING operating loss	$(11,594)	$(20,643)	$(12,605)	$9,049	44%	$(8,038)	(64%)

The decrease in CASING DRILLING revenue from 2008 to 2009 and from 2009 to 2010 was due to the delay or lack of work for CASING DRILLING due to weak domestic and international demand in this sector of the oil and natural gas industry.   CASING DRILLING activity has recently improved and revenue increased in the fourth quarter of 2010.

The deterioration of CASING DRILLING operating results from 2008 to 2009 was a function of the revenue factors discussed above.  In addition, we performed an analysis of our inventory parts to determine excess or slow moving items based on our operating activities and projected future demand for all business segments in 2009 and recorded a charge of $7.0 million to reflect the net realizable value of our CASING DRILLING inventory.  Our operating results in 2009 were also negatively impacted by an impairment charge of $1.8 million for assets held for sale, a loss on sale of operating assets located in Latin America of $0.5 million, and severance costs of $0.2 million as a result of cost restructuring measures.  Our CASING DRILLING operating results improved from 2009 to 2010 as a result of reaping the benefits in 2010 of various cost reduction measures implemented in 2009 and the non-recurring expenses recorded in 2009 discussed above.

We routinely assess whether impairment indicators of our long-lived assets are present based on triggering events that include continued declines in the market or not achieving our internal projections in future years.    Although we have seen increased demand for CASING DRILLING in the last half of 2010 and expect improved operating results in 2011, we have experienced losses in the CASING DRILLING segment over the past few years and expect losses to continue in the near term.  We therefore conducted a test of recoverability as set forth in current accounting guidance for long-lived assets and determined that our CASING DRILLING long-lived assets are not impaired as of December 31, 2010.  Our analysis includes significant growth and profitability assumptions beginning in 2012.   If the expected market conditions do not occur at the level expected or within the timeframe projected, we may determine in the future that our CASING DRILLING long-lived assets are impaired. As of December 31, 2010 our CASING DRILLING long-lived assets had a net book value of approximately $15.9 million.  We believe that our CASING DRILLING business will be profitable in the future and become a more valuable and significant part of our operations.  Accordingly, we plan to maintain our existing CASING DRILLING infrastructure around the world while monitoring costs and streamlining internal processes.  If, in the future, we determine that an impairment of our CASING DRILLING long-lived assets has occurred, the amount of such impairment expense could be material to our results of operations, but we expect that it would not materially impact our cash flows or overall viability.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.  Below is a summary of our research and engineering expense for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009		2009 to 2008
Research and engineering expense	$9,075	$7,431	$11,049	$1,644	22%	$(3,618)	(33%)

Research and engineering expenses decreased from 2008 to 2009 due to decreased product development activities on our top drive models and our focus on reducing costs during 2009 as a result of the downturn in the oil and natural gas industry.  These expenses increased from 2009 to 2010 as we observed the return of more normal operating conditions within the oil and natural gas industry following the severe downturn in 2009, and as we once again increased our investment in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expense for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009		2009 to 2008
Corporate and other expenses	$35,060	$32,945	$30,795	$2,115	6%	$2,150	7%
Corporate and other expenses as a % of revenue	9%	9%	6%		––%		3%

Corporate and other expenses were higher in 2010 than in 2009 due to increased incentive cash and stock compensation expense of $5.3 million that resulted from improved company performance, and $1.2 million of additional legal expense associated with the patent infringement lawsuit that was brought by us in the third quarter of 2008 and settled against one of our four defendants in the fourth quarter of 2010.  These increases in 2010 were partially offset by non-recurring expenses recorded in 2009, including legal settlement costs of $2.2 million and severance costs of $1.4 million due to cost restructurings.   Corporate and other expenses increased from 2008 to 2009 due to the non-recurring expenses discussed above, partially offset by reduced incentive cash and stock compensation resulting from weakened company performance in 2009 as compared to 2008.  Corporate and other expenses as a percentage of revenue stayed consistent from 2009 to 2010 and increased from 2008 to 2009 due to higher expenses and lower revenue due to the downturn in the oil and natural gas industry from 2008 to 2009.

Other Expense (Income)
Below is a summary of our other expense (income) for the years ended December 31, 2010, 2009 and 2008 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009		2009 to 2008
Other expense (income)
Interest expense	$758	$1,891	$4,503	$(1,133)	(60%)	$(2,612)	(58%)
Interest income	(165)	(958)	(349)	793	83%	(609)	(174%)
Foreign exchange losses	1,043	1,360	186	(317)	(23%)	1,174	631%
Other expense (income)	(141)	883	(265)	(1,024)	(116%)	1,148	433%
Total other expense (income)	$1,495	$3,176	$4,075	$(1,681)	(53%)	$(899)	(22%)

 Interest expense — Interest expense decreased from 2009 to 2010 and from 2008 to 2009 as a result of the payments made under our credit facility.  We paid our credit facility in full in January 2010 and have not drawn on our revolving line of credit since then.  Our average monthly outstanding debt balance was $0.7 million, $31.9 million and $60.5 million during 2010, 2009 and 2008, respectively.  Interest expense recorded in 2010 was primarily due to commitment fees for our revolving line of credit.

Interest income — Interest income decreased from 2009 to 2010 and increased from 2008 to 2009 primarily due to non-recurring interest income of $0.8 million received on a tax refund during 2009.

Foreign exchange losses — Foreign exchange losses decreased from 2009 to 2010 and increased from 2008 to 2009 due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world.   From time to time, we may use foreign currency forward contracts to manage our currency exchange exposures on foreign currency denominated balances and anticipated cash flows; however, we did not have any foreign currency forward contracts in place during 2010 and 2009.   Effective January 1, 2010, we changed our functional currency in our Canadian operations from the Canadian dollar to the U.S. dollar.

Other expense (income) — Other expense (income) reflects gains (losses) on sale of non-operating assets, penalties, and other miscellaneous expense (income).  Other expense was higher in 2009 than 2010 and 2008 due to accrued penalties of $0.7 million assessed by a taxing authority during 2009.

  Income Tax Provision (Benefit)

	Year Ended December 31,			Increase/Decrease
	2010	2009	2008	2010 to 2009	2009 to 2008
Effective income tax rate	49%	70%	29%	(21%)	41%

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered resident for income tax purposes. Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, fluctuates from year to year based on the level of profits earned in each jurisdiction in which we operate and the tax rates applicable to such earnings.
Our effective tax rate for 2010 of 49% was higher than the 28% Canadian statutory rate primarily due to a $1.9 million valuation allowance adjustment established on foreign subsidiary net operating losses.  A valuation allowance is established to reduce deferred tax assets in those jurisdictions where it is more likely than not that sufficient future profits will not be generated to utilize existing tax losses.  Our effective tax rate for 2009 of 70% included several non-recurring adjustments, but consisted primarily of the recognition of a $4.5 million tax benefit associated with a Canadian tax law change that occurred during the first quarter of 2009.  No provision is made for taxes that may be payable on the repatriation of accumulated earnings in our foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.
For a further description of income tax matters, see Part I, Risk Factors, caption ‘We have identified material weaknesses in our internal controls’, Part II, Item 8, Financial Statements and Supplementary Data, Note 9, and Part II, Item 9A, Controls and Procedures included in this Report on Form 10-K.

Liquidity and capital resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2011, we forecast capital expenditures to be between $55 million to $65 million, based on current market conditions.  We expect to be able to fund our activities for 2011 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

As of December 31, 2010, we had no outstanding borrowings, and we had availability to borrow $128.5 million under our revolving credit facility.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. We were in compliance with our bank covenants at December 31, 2010.  For further discussion on our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7 included in this Report on Form 10-K.

Our net cash position as of December 31, 2010 and 2009 was as follows (in thousands):

	Years ended December 31,
	2010	2009
Cash	$60,603	$39,930
Current portion of long term debt	—	—
Long term debt	—	(8,600)
Net cash	$60,603	$31,330

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2010 and 2009.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $55.1 million in 2010 compared to $63.3 million in 2009.  Net income adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, gain on sale of operating assets and deferred income tax expense, provided $43.2 million and $50.1 million of cash during 2010 and 2009, respectively.  The net change in working capital and other balance sheet accounts provided $11.9 million in 2010, primarily due to income tax refunds of $19.2 million for loss carrybacks applied to previous years and a $12.5 million monetization of inventory, partially offset by current year tax payments of $13.8 million and $6.0 million of cash outlays to support increasing business activity as a result of moderate recovery in the economy and the oil and natural gas industry in general.  The net change in working capital and other balance sheet accounts provided $13.2 million in 2009, primarily due to cash inflows from collection of accounts receivable exceeding cash outflows by $7.2 million in response to decreasing business activity during 2009 as a result of the recession in the economy and the oil and natural gas industry in general, a $14.1 million monetization of inventory and $6.8 million of income tax refunds, partially offset by $14.9 million of payments for income taxes.

Investing Activities – Net cash used for investing activities was $25.8 million during 2010 compared to $3.8 million in 2009.  During 2009 and 2008, we used $37.1 million and $17.3 million of cash, respectively, for capital expenditures, and sales from operating assets provided $10.4 million and $13.7 million of cash, respectively.  Our capital expenditures increased by $19.8 million or 114% in 2010 as compared to 2009 to meet projected demand for our products and services as a result of the moderate economic recovery in 2010 while we lowered capital expenditures in 2009 to conserve cash during the height of the economic crisis.

Financing Activities – Net cash used in financing activities was $8.7 million during 2010 compared to $40.7 million in 2009.  During 2010, we used $8.6 million of cash to repay our debt and had no borrowings under our revolving credit facility.  During 2009, we issued $10.0 million of debt and used $51.0 million to repay our debt under our credit facility.

Critical Accounting Estimates

Our significant accounting policies are described in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 in this Report on Form 10-K.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting estimates and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities.  We consider our critical accounting estimates to be those that require difficult, complex or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments.  Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates.  We believe the most critical accounting policies in this regard are those described below.

Deferred Taxes — We record deferred tax assets and liabilities to reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. By their nature, tax laws are often subject to interpretation. In those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. Estimates of future taxable income and ongoing tax planning have been considered in assessing the utilization of available tax losses and credits. Unforeseen events and industry conditions may impact forecasts of future taxable income which, in turn, can affect the carrying value of the deferred tax assets and liabilities and impact our future reported earnings. The level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. A change in our forecast of future taxable income, or changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with our deferred tax assets, which could have a material effect on net income.

Loss Contingencies — We accrue loss contingency reserves when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated.  Estimates of our liabilities are based on an evaluation of potential outcomes and currently available facts.  Actual results may differ from our estimates, and our estimates can be revised in the future, either negatively or positively, depending upon actual outcomes or changes in expectations based on the facts surrounding each matter.
Revenue Recognition — We recognize revenue from product sales when the earnings process is complete, collectability is reasonably assured, and when title and risk of loss of the equipment is transferred to the customer, with no right of return. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For revenue other than product sales, we recognize revenue as the services are rendered based upon agreed daily, hourly or job rates.

We provide product warranties on equipment sold pursuant to manufacturing contracts and provide for the anticipated cost of such warranties in cost of sales and services when sales revenue is recognized. The accrual of warranty costs is an estimate based upon historical experience and upon specific warranty issues as they arise. We periodically review our warranty provision to assess its adequacy in the light of actual warranty costs incurred. The key factors with respect to estimating our product warranty accrual are our assumptions regarding the quantity and the estimated cost of potential warranty exposure. Historically, our warranty expense has fluctuated based on the identification of specifically identified technical issues, and warranty expense does not necessarily move in concert with sales levels. In the past, we have not recognized a material adjustment from our original estimates of potential warranty costs. However, because the warranty accrual is an estimate, it is reasonably possible that future warranty issues could arise that could have a significant impact on our financial statements.

Allowance for Doubtful Accounts Receivable — We maintain an allowance for doubtful accounts to record accounts receivable at their net realizable value.  The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities. We make assumptions regarding current market conditions and how they may affect our customers’ ability to pay outstanding receivables based on the length of time that a receivable remains unpaid, our historical experiences with the customers, the financial condition of the individual customers and the international areas in which they operate. Historically, our estimates have not differed materially from the ultimate amounts recognized for bad debts. However, these allowances are based on estimates. If actual results are not consistent with our assumptions and judgments used, we may be exposed to additional write offs of accounts receivable that could be material to our results of operations.

Excess and Obsolete Inventory Provisions — Our inventory is stated at the lower of cost or market.  Our estimated market value of inventory depends upon demand driven by oil and natural gas drilling activity, which depends in turn upon oil and natural gas prices, the general outlook for economic growth worldwide, available financing for our customers, political stability in major oil and natural gas producing areas and the potential obsolescence of various types of equipment we sell, among other factors. Quantities of inventory on hand are reviewed periodically to ensure they remain active part numbers and the quantities on hand are not excessive based on usage patterns and known changes to equipment or processes. Our primary exposure with respect to estimating our provision for excess and obsolete inventory is our assumption regarding the projected quantity usage patterns. These estimates are based on historical usage and operating forecasts and are reviewed for reasonableness on a periodic basis. Significant or unanticipated changes in business conditions and/or changes in technologies could impact the amount and timing of provision for excess or obsolete inventory that may be required.

Impairment of Goodwill and Long-Lived Assets —Long-lived assets, which include goodwill, property, plant and equipment, and intangible assets, comprise a substantial portion of our assets. The carrying value of goodwill is reviewed for impairment on an annual basis and the carrying value of other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

We test consolidated goodwill for impairment using a fair value approach and perform our goodwill impairment test annually as of December 31 or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. We estimate the fair value of goodwill based on discounted cash flows (the income approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. During times of economic volatility, significant judgment must be applied to determine our weighted-average cost of capital that we use to determine the discount rate.  If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to goodwill impairment losses that could be material to our results of operations.

When evaluating long-lived assets other than goodwill (such as property, plant and equipment) for potential impairment, we first compare the carrying value of the asset to the asset’s estimated, future net cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss.  This process requires management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets held and used, estimating future operating activities, future business conditions or technological developments.   If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values or if we encounter significant, unanticipated changes in circumstances, we may be required to lower the carrying value of our long-lived assets by recording an impairment charge that could be material to our results of operations.

 Recent Accounting Pronouncements

See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, under the heading “Recent accounting pronouncements” included in this Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements other than the contractual obligations and letters of credit noted below.

Contractual Obligations

We are party to various contractual obligations.  A portion of these obligations are reflected in our financial statements, such as long term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet.  The following is a summary of our contractual cash obligations as of December 31, 2010 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations
Principal (a)	$—	$—	$—	$—	$—
Interest (b)	385	257	128	—	—
Operating lease obligations (c)	12,706	5,172	3,925	1,035	2,574
Manufacturing purchase commitments (d)	36,565	36,565	—	—	—
	$49,656	$41,994	$4,053	$1,035	$2,574

(a)	As of December 31, 2010, we had no amounts outstanding under our revolving credit facility.
(b)
Future interest payments represent a facility fee of 0.20 per annum at December 31, 2010 on the aggregate unused commitments under our revolving credit facility; assumes we make no draws on our revolving credit facility.

(c)	We have operating lease commitments expiring at various dates, principally administrative offices, operation facilities and equipment.
(d)	Represents manufacturing purchase commitments for executed purchase orders that have been submitted to the respective vendor.

Letters of Credit

We enter into letters of credit in the ordinary course of business.  As of December 31, 2010, we had outstanding letters of credit of approximately $7.2 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with an existing or forecasted financial transaction.  The types of market risks we are exposed to are credit risk, foreign currency risk and interest rate risk.

Credit Risk – Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  Cash equivalents, such as deposits, investments in short-term commercial paper and other money market instruments, are held by major banks.  Our accounts receivable are principally with oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.

Interest Rate Risk – At December 31, 2010, we had no outstanding interest bearing debt, but we have had significant debt borrowings in the past and currently have the ability to borrow up to $145 million under our existing revolving credit facility, subject to the maintenance of certain financial ratios required by restrictive covenants.  Our credit facility has a variable interest rate, which exposes us to interest rate risk.  From time to time, we may use derivative financial instruments to manage our interest rate exposures. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not party to any interest rate swaps during the year ended December 31, 2010.

 Foreign Currency Risk – We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates.  Although the vast majority of our business is transacted in U.S. dollars, we transact some business in Canadian dollars, Argentinean pesos, Mexican pesos, Russian rubles, Euro-dollars, Singapore dollars, among others.  From time to time, we use derivative financial instruments to manage our foreign currency exposures.  Currency exchange exposures on foreign currency denominated balances and anticipated cash flows may be managed by foreign exchange forward contracts when it is deemed appropriate. We were not party to any foreign exchange forward contracts during the year ended December 31, 2010.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included in Part IV, Item 15, Exhibits and Financial Statement Schedules included in this Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2010, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting, as described below.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management previously concluded that we did not maintain effective controls over accounting for income taxes with respect to non-routine and atypical transactions as of December 31, 2009.  During 2010, we noted the previously reported control deficiency surrounding our income tax provision was not isolated solely to non-routine and atypical transactions but more broadly affects the completeness and accuracy of our world-wide provision for income taxes.  Accordingly, our management concluded we did not maintain effective control over accounting for income taxes as of December 31, 2010.  Specifically, our internal control to review our tax returns and return to provision calculations and analysis was not operating with the level of rigor and precision necessary to ensure the accounting for our income tax provision and deferred tax balances was being completely and accurately recorded on a timely basis.  This control deficiency resulted in the identification of several immaterial errors impacting the income tax provision and deferred tax balances related to prior period financial statements.  Although these errors did not result in the restatement of our previously filed consolidated financial statements, this control deficiency could result in the misstatement of income tax accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined the previously reported control deficiency continues to exist, although it more broadly affects our income tax provision and disclosures, and therefore this control deficiency continues to constitute a material weakness as of December 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Because of this material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter and year ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation plan

Our management continues to take action in remediating the material weakness identified by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes.  Specifically, management believes the recent personnel changes in our tax department in 2010 and their timely and diligent execution of existing controls related to the preparation and review of our local country tax accrual, tax returns and return to provision calculations and analysis should remediate the existing material weakness.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this Item will be included under the section captioned “Election of Directors (Proposal 1)” in our proxy statement for the 2011 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be included under the sections captioned “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions” in our proxy statement for the 2011 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2011 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our proxy statement for the 2011 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors” in our proxy statement for the 2011 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements
Page No.
		Report of independent registered public accounting firm	F-2

		Consolidated balance sheets - December 31, 2010 and 2009	F-3

		Consolidated statements of income for each of the three years in the period ended December 31, 2010	F-4

		Consolidated statements of shareholders’ equity and comprehensive income for each of three years in the period ended December 31, 2010	F-5

		Consolidated statements of cash flows for each of the three years in the period ended December 31, 2010	F-6

		Notes to consolidated financial statements	F-7

	(2)	Financial Statement Schedules
Page No.
		Schedule II—Valuation and qualifying accounts	F-30

(b)	Exhibits

Exhibit No.	Description
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

4.2 *
Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 20, 2008 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2008)

10.1*
Amended and Restated Credit Agreement dated as of June 5, 2007 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2007)

10.2*
Amendment to Credit Agreement dated December 21, 2007 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 26, 2007)

10.3*
Second Amendment to Credit Agreement dated as of March 19, 2008 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 20, 2008)

10.4*
Third Amendment to Credit Agreement dated as of October 18, 2010 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on October 21, 2010)

Exhibit No.	Description
10.5*
Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.6	Final Settlement and License Agreement between Tesco Corporation and Weatherford International Inc. and Weatherford/Lamb, Inc. dated January 11, 2011, effective as of October 26, 2010

10.7*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.8*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.9*+
Employment Agreement effective December 31, 2008 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2008)

10.10*+
Employment Agreement effective August 18, 2008 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 5, 2008)

10.11*+
Employment Agreement effective December 31, 2007 between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.12*+
Employment Agreement effective December 31, 2007 between Tesco Corporation and James Lank (incorporated by reference to Exhibit 10.13 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

10.13*+
Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Current Report on Form 10-Q filed with the SEC on August 7, 2009)

10.14*+
Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

10.15+	Employment Agreement dated January 21, 2011, effective as of November 5, 2010 by and between Tesco Corporation and Dietmar J. Neidhardt

10.16*+
First Amendment to the Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.17*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.18*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.19*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and James Lank (incorporated by reference to Exhibit 10.5 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.20+	International Letter of Assignment effective July 19, 2010 by and between Tesco Corporation and James A. Lank

10.21+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Julio M. Quintana

Exhibit No.	Description
10.22+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Robert L. Kayl

10.23+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Jeffrey L. Foster

10.24+	First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Dean Ferris

10.25+	First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Fernando Assing

10.26+	Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and James A. Lank

10.27*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.28*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.29*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007

10.30*+	Tesco Corporation Short Term Incentive Plan 2008 (incorporated by reference to Exhibit 10.20 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.31*+	Tesco Corporation Short Term Incentive Plan 2009 (incorporated by reference to Exhibit 10.19 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

10.32+	Tesco Corporation Short Term Incentive Plan 2010 (incorporated by reference to Exhibit 10.21 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 5, 2010)

10.33+	Tesco Corporation Short Term Incentive Plan 2011

10.34*+	Form of Amendment to PSU Award (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

14*	Tesco Corporation Code of Conduct (incorporated by reference to Exhibit 14.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 17, 2009)

21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

__________________________________
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
Julio M. Quintana, President and Chief Executive Officer

Date: March 1, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julio M. Quintana and Dean Ferris, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JULIO M. QUINTANA	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
Julio M. Quintana

/s/ ROBERT L. KAYL	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011
Robert L. Kayl

/s/ JOHN M. DODSON	Principal Accounting Officer	March 1, 2011
John M. Dodson

/s/ NORMAN W. ROBERTSON	Chairman of the Board	March 1, 2011
Norman W. Robertson

/s/ FRED J. DYMENT	Director	March 1, 2011
Fred J. Dyment

/s/ GARY L. KOTT	Director	March 1, 2011
Gary L. Kott

/s/ R. VANCE MILLIGAN	Director	March 1, 2011
R. Vance Milligan
/s/ JOHN T. REYNOLDS	Director	March 1, 2011
John T. Reynolds

/s/ MICHAEL W. SUTHERLIN	Director	March 1, 2011
Michael W. Sutherlin

/s/ CLIFTON T. WEATHERFORD	Director	March 1, 2011
Clifton T. Weatherford

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tesco Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tesco Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to accounting for income taxes existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2011

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$60,603	$39,930
Accounts receivable trade, net of allowance for doubtful accounts of $865 and $1,537 as of December 31, 2010 and 2009, respectively	72,971	53,970
Inventories, net	59,190	74,339
Income taxes recoverable	2,343	10,945
Deferred income taxes	8,110	13,836
Prepaid and other assets	22,768	18,680

Total current assets	225,985	211,700
Property, plant and equipment, net	182,686	183,025
Goodwill	29,394	29,394
Deferred income taxes	12,690	12,986
Intangible and other assets, net	4,153	5,450

Total assets	$454,908	$442,555

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$23,785	$15,992
Deferred revenue	11,987	14,007
Warranty reserves	1,698	2,251
Income taxes payable	3,433	—
Accrued and other current liabilities	32,289	27,075

Total current liabilities	73,192	59,325
Long term debt	—	8,600
Other liabilities	1,168	—
Deferred income taxes	4,879	12,471

Total liabilities	79,239	80,396

Commitments and contingencies (Note 11)

Shareholders’ equity
First preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2010 or 2009	—	—
Second preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2010 or 2009	—	—
Common shares; no par value; unlimited shares authorized; 38,058 and 37,750 shares issued and outstanding at December 31, 2010 and 2009, respectively	179,270	175,087
Contributed surplus	17,161	14,879
Retained earnings	143,737	136,692
Accumulated comprehensive income	35,501	35,501

Total shareholders’ equity	375,669	362,159

Total liabilities and shareholders’ equity	$454,908	$442,555

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the years ended December 31,
	2010	2009	2008
Revenue
Products	$134,755	$148,565	$236,277
Services	243,910	208,283	298,665

	378,665	356,848	534,942
Operating expenses
Cost of sales and services
Products	97,161	113,591	153,301
Services	209,995	206,520	246,676

	307,156	320,111	399,977
Selling, general and administrative	47,117	43,735	49,069
Research and engineering	9,075	7,431	11,049

Total operating expenses	363,348	371,277	460,095

Operating income (loss)	15,317	(14,429)	74,847

Other expense
Interest expense	758	1,891	4,503
Interest income	(165)	(958)	(349)
Foreign exchange losses	1,043	1,360	186
Other expense (income)	(141)	883	(265)

Total other expense	1,495	3,176	4,075

Income (loss) before income taxes	13,822	(17,605)	70,772
Income tax provision (benefit)	6,777	(12,340)	20,849

Net income (loss)	$7,045	$(5,265)	$49,923

Earnings (loss) per share:
Basic	$0.19	$(0.14)	$1.34
Diluted	$0.18	$(0.14)	$1.32
Weighted average number of shares:
Basic	37,835	37,598	37,221
Diluted	38,261	37,598	37,833

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Shareholders’ Equity and
Comprehensive Income
(in thousands)

	Common stock shares	Common shares	Contributed surplus	Retained earnings	Accumulated comprehensive income	Total
Balances at December 31, 2007	36,845	$154,332	$15,972	$92,034	$41,275	$303,613
Components of comprehensive income
Net income	—	—	—	49,923	—	49,923
Currency translation adjustment	—	—	—	—	(17,644)	(17,644)
Total comprehensive income						32,279
Fair value adjustment for liability-based stock option awards	—	—	(806)	—	—	(806)
Issuance and exercises under stock plans	669	17,052	(264)	—	—	16,788
Balances at December 31, 2008	37,514	171,384	14,902	141,957	23,631	351,874
Components of comprehensive income
Net loss	—	—	—	(5,265)	—	(5,265)
Currency translation adjustment	—	—	—	—	11,870	11,870
Total comprehensive income						6,605
Fair value adjustment for liability-based stock option awards	—	—	(941)	—	—	(941)
Issuance and exercises under stock plans	236	3,703	918	—	—	4,621
Balances at December 31, 2009	37,750	175,087	14,879	136,692	35,501	362,159
Components of comprehensive income
Net income	—	—	—	7,045	—	7,045
Total comprehensive income						7,045
Issuance and exercises under stock plans	308	4,183	2,282	—	—	6,465
Balances at December 31, 2010	38,058	$179,270	$17,161	$143,737	$35,501	$375,669

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$7,045	$(5,265)	$49,923
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	36,128	36,733	33,274
Stock compensation expense	6,404	4,430	6,285
Bad debt expense (recovery)	(514)	312	3,988
Deferred income taxes	(1,806)	(1,950)	986
Amortization of financial items	136	601	693
Gain on sale of operating assets	(3,924)	(2,743)	(16,247)
Gain on insurance proceeds	(305)	––	––
Impairment of assets held for sale	––	3,559	––
Impairment of inventory balances	––	14,400	––
Changes in operating assets and liabilities:
Accounts receivable trade, net	(18,486)	44,046	(15,854)
Inventories	12,460	14,093	7,309
Prepaid and other current assets	(4,733)	4,116	(9,855)
Accounts payable and accrued liabilities	9,145	(29,246)	8,161
Income taxes payable (recoverable)	13,439	(19,802)	9,801
Other noncurrent assets and liabilities, net	99	11	(1,437)
Other, net	––	––	––
Net cash provided by operating activities	55,088	63,295	77,027

Investing Activities
Additions to property, plant and equipment	(37,073)	(17,282)	(79,605)
Proceeds on sale of operating assets	10,359	13,680	20,926
Proceeds from insurance policies on casualty losses	950	––	––
Other, net	––	(194)	223
Net cash used in investing activities	(25,764)	(3,796)	(58,456)

Financing Activities
Issuances of debt	––	10,000	52,071
Repayments of debt	(8,600)	(50,969)	(80,963)
Proceeds from exercise of stock options	188	544	8,436
Debt issuance costs	––	––	(100)
Excess tax benefit associated with equity based compensation	(239)	(308)	1,036
Net cash used in financing activities	(8,651)	(40,733)	(19,520)

Effect of foreign exchange losses on cash balances	––	545	(1,504)

Change in cash and cash equivalents	20,673	19,311	(2,453)
Net cash and cash equivalents, beginning of period	39,930	20,619	23,072

Net cash and cash equivalents, end of period	$60,603	$39,930	$20,619

Supplemental cash flow information
Cash payments for interest	$758	$1,166	$3,390
Cash payments for income taxes	13,762	14,884	9,152
Cash received for income tax refunds	19,206	6,804	391

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Notes to the Consolidated Financial Statements

Note 1— Nature of Operations and Basis of Presentation

Nature of operations

We are a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and natural gas operating companies throughout the world.

Basis of presentation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.  Our financial statements for prior periods include reclassifications that are made to conform to the current year presentation.  These reclassifications did not impact our reported net income (loss) or stockholders’ equity.

Unless indicated otherwise, all amounts in these consolidated financial statements are denominated in United States (“U.S.”) dollars.  All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Subsequent Events

We conducted our subsequent events review through the date these consolidated financial statements were filed with the SEC.   We have minimal operations in Egypt and Libya.  The recent political turmoil and protests in these countries has not affected our operations or financial position.

Note 2— Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to reserves for excess and obsolete inventory, uncollectible accounts receivable, valuation of goodwill, intangible assets and long-lived assets, determination of income taxes, contingent liabilities, stock-based compensation and warranty provisions.  We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of our assets and liabilities not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid, short-term investments with original maturities of less than three months, which are readily convertible to known amounts of cash.  At both December 31, 2010 and 2009, cash and cash equivalents consisted entirely of bank balances.

Allowance for doubtful accounts

We establish an allowance for doubtful accounts receivable based on customer bankruptcies or delinquencies and on the number of days outstanding.  Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine the balance will not be collected.

Inventories and inventory reserves

Inventories consist primarily of top drives, tubular services and casing drilling tool parts, spare parts, work in process and raw materials to support ongoing manufacturing operations and the installed base of specialized equipment used throughout the world.  We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory:

•	We value our work in process manufactured equipment using standard costs, which approximate actual costs for raw materials, direct labor and manufacturing overhead allocations.
•	We value our finished manufactured equipment at the lower of cost or market using specific identification, and
•	We value our spare parts at the lower of cost or market using the average cost method.

Research and engineering expenses and selling, general and administrative expenses are reported as period costs and excluded from inventory cost.  We establish reserves for obsolete inventory and for inventory in excess of demand based on our usage of inventory on-hand, technical obsolescence and market conditions, as well as our expectations of future demand based on our manufacturing sales backlog, our installed base and our development of new products.

Property, plant and equipment

Property, plant and equipment are carried at cost.  Maintenance and repairs are expensed as incurred.  The costs of replacements, betterments and renewals are capitalized.  When properties and equipment, other than top drive units in our rental fleet, are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on our consolidated statement of income.  When top drive units in our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services on our consolidated statement of income.

Property, plant and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value and reported as an impairment charge in the period in which the determination of the impairment is made.  Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants.  Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, or the present value of expected future cash flows as previously described.

Depreciation and amortization of property, plant and equipment, including capital leases and intangible assets, is computed on the following basis:

Asset Category	Description	Method	Life
Land, buildings and leaseholds	Buildings Leasehold improvements	Straight-line Straight-line	20 years Lease term

Drilling equipment	Top drive rental units Tubular services equipment CASING DRILLING equipment Support equipment	Usage Straight-line Straight-line Straight-line	2,600 days 5 – 7 years 5 – 7 years 5 – 7 years

Manufacturing equipment		Straight-line	5 – 7 years

Office equipment and other	Computer hardware and software IT development costs Furniture and equipment Vehicles	Straight-line Straight-line Straight-line Straight-line	2 – 5 years 5 years 5 years 3 – 4 years

Goodwill and other intangible assets

Goodwill, resulting from business combinations, is initially recorded at acquisition-date fair value.  Goodwill is not amortized but is subject to an annual impairment test, which we perform in the fourth quarter of each year, or the occurrence of a triggering event.  An impairment loss is recognized when the fair value of our goodwill is less than the carrying amount of that goodwill. We perform our goodwill impairment tests at the reporting unit level using the discounted cash flow method.  All of our goodwill is assigned to our Tubular Services segment.  During the years ended December 31, 2010, 2009 and 2008, management concluded that goodwill was not impaired.

 Intangible assets that have indefinite useful lives are not amortized but are subject to an annual impairment test or the occurrence of a triggering event.  Indefinite lived intangibles are considered impaired if the fair values of the intangible assets are lower than their net book values.  The fair value of intangible assets is determined based on quoted market prices in active markets, if available, or the discounted cash flow method or estimated replacement cost, if quoted market prices are not available.  We had no indefinite lived intangibles, other than goodwill, as of December 31, 2010 and 2009.

Intangible assets that have finite useful lives are capitalized at their acquisition-date fair value and amortized on a straight-line basis over their estimated useful lives.  Our intangible assets that have finite useful lives consist primarily of customer relationships, patents and non-compete agreements.  We review our intangible assets for impairment when circumstances indicate their carrying values may not be recoverable as measured by the amount their carrying values are exceeded by their fair values.

Income taxes

Deferred income taxes are determined using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, except for deferred taxes on income considered to be permanently reinvested in certain foreign subsidiaries.  Deferred income taxes are measured using enacted tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse.  The effect of a change in tax rates applied to deferred income taxes is recognized in the period that the change occurs. A valuation allowance is established to reduce deferred tax assets when it is more likely than not some or all of the benefit from the deferred tax asset will not be realized.  Accrued interest and penalties related to unrecognized tax benefits are reflected in interest expense and other expense, respectively, on our consolidated statements of income.

Contingent liabilities

We recognize liabilities for loss contingencies, including legal costs expected to be incurred in connection with such loss contingencies, when we believe a loss is probable and the amount of the probable loss can be reasonably estimated.  Such estimates may be based on advice from third parties or on management’s judgment, as appropriate.  Revisions to our contingent liabilities are reflected in income in the period in which facts become known or circumstances change that affect our previous judgments with respect to the likelihood or amount of the probable loss.

Warranties

We provide product warranties on equipment sold pursuant to manufacturing contracts and recognize the anticipated cost of these warranties in cost of sales and services when sales revenue is recognized.  We estimate our warranty liability based upon historical warranty claim experience and specific warranty claims.  We periodically review our warranty provision and make adjustments to the provision as claim data and historical experience change.

Per share information

Basic earnings (loss) per share of common stock is calculated using the weighted average number of our shares outstanding during the year.

Diluted earnings (loss) per share of common stock is calculated using the treasury stock method, under which we  assume proceeds obtained upon exercise of “in the money” share-based payments, granted under our compensation plan, would be used to purchase our common shares at the average market price during the period.  Diluted earnings (loss) per share includes the shares used in the basic net income calculation, plus our unvested restricted shares and outstanding stock options, to the extent that these instruments dilute earnings (loss) per share.  No adjustment to basic earnings (loss) per share is made if the result of the diluted earnings (loss) per share calculation is anti-dilutive.

Revenue recognition

Our products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not generally include right of return or other similar provisions or other significant post-delivery obligations.  Revenue may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on its relative fair value and when the delivered item or service has stand-alone value to the customer.

Top Drive sales - We recognize revenue from top drive sales when the earnings process is complete, collectability is reasonably assured, and when title and risk of loss of the equipment is transferred to the customer, with no right of return. We generally require customers to pay a non-refundable deposit with their purchase orders. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale.

Top Drive rentals, Tubular Services and CASING DRILLING - Revenue generated from specific time, materials and equipment contracts is based upon agreed daily, hourly or job rates and recognized as amounts are earned in accordance with the contract terms.  Under these contracts, we may receive revenue and incur incremental costs directly related to the mobilization of equipment and personnel to the contracted site.  Revenue earned and costs incurred directly related to mobilization are deferred and recognized over the estimated contract service period on a straight-line basis, which is consistent with the general pace of activity, level of services being provided and day rates being earned over the service period of the contract.  Mobilization costs to relocate equipment when a contract does not exist are expensed as incurred.  Demobilization fees received are recognized, along with any related expenses, upon completion of contracts.

Shipping and handling costs billed to customers are recognized in net revenue.  Shipping and handling costs are included in cost of sales and services.

Operating leases

We have entered into non-cancelable operating lease agreements primarily involving office space.  Certain of these leases contain escalating lease payments and we recognize expense on a straight-line basis, which is more representative of the time pattern in which the leased property is physically employed.  In certain instances, we are also entitled to reimbursements for part or all of leasehold improvements made and record a deferred credit for such reimbursements, which is amortized over the remaining life of the lease term as a reduction in lease expense.

Research and engineering expenses

We expense research and engineering costs when incurred.  Payments received from third parties, including payments for the use of equipment prototypes, during the research or development process are recognized as a reduction in research and engineering expense when the payments are received.  We include in research and engineering expense, costs for buildings and properties, salaries and employee benefits, materials and equipment, administrative activities and allocations of corporate costs.

 Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock and other stock-based awards to eligible directors, officers, employees and other persons.  We measure stock-based compensation cost for awards as of grant date or the employee start date for pre-employment grants, based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures.  For stock option grants, we use a Black-Scholes valuation model to determine the estimated fair value.  For restricted stock, the fair value is the average of the high and low price of our stock as traded on the NASDAQ Stock Market on the date of grant.

For equity-classified awards, we recognize compensation expense on a graded basis over the vesting period with estimated pre-vesting forfeitures being adjusted to actual forfeitures in the month of forfeiture and actual vestings in the month of vesting.  The graded basis of amortization accelerates the recognition of compensation expense, with generally 61% being recognized in the first year, 28% being recognized in the second year and 11% being recognized in the third year.  Compensation expense for our equity-classified awards is recorded as an increase to contributed surplus, which is then transferred to common shares when the restricted award vests or the option is exercised.  Consideration received on the exercise of stock options is recorded as an increase to common shares.  For liability-classified awards, we recognize compensation expense based on the fair value of the award for the portion of the service period fulfilled at the end of each reporting period.  The liability is recorded in accrued and other current liabilities on our consolidated balance sheet with the corresponding increase or decrease to compensation expense.

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenues and the cost of sales and services is included in gain on sale of operating assets in our consolidated statements of cash flows.

Foreign currency translation

The U.S. dollar is the functional currency for all of our worldwide operations.  Effective January 1, 2010, and resulting from an analysis of U.S. dollar cash flows, we changed the functional currency for our Canadian operations from the Canadian dollar to the U.S. dollar.  Prior to January 1, 2010, assets and liabilities of our Canadian operations, which were denominated in foreign currencies, were translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments were reported, net of their related tax effects, as a component of accumulated comprehensive income on our consolidated statement of shareholders’ equity.  As a result of the functional currency change discussed above, our cumulative translation adjustment of $35.5 million included in accumulated comprehensive income will be adjusted only in the event of a full or partial disposition of our investment in Canada.  Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains and losses were included in income in the period in which they occurred.

Recent accounting pronouncements

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements.  We do not believe that any issued accounting and reporting guidance not yet adopted by us will have a material impact on our consolidated financial statements.

Note 3––Details of certain accounts

At December 31, 2010 and 2009, prepaid and other current assets consisted of the following (in thousands):

	2010	2009
Prepaid taxes other than income	$9,601	$10,382
Prepaid insurance	3,791	3,738
Other prepaid expenses	3,219	1,245
Deposits	3,055	2,469
Restricted cash	1,502	—
Non-trade receivables	1,371	751
Other current assets	229	95
	$22,768	$18,680

At December 31, 2010 and 2009, accrued liabilities consisted of the following (in thousands):

	2010	2009
Accrued payroll and benefits	$15,926	$13,398
Accrual for foreign withholding tax claim	5,022	4,817
Accrued taxes other than income taxes	9,488	7,279
Other current liabilities	1,853	1,581
	$32,289	$27,075

Note 4—Inventories and inventories reserves

At December 31, 2010 and 2009, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2010	2009
Raw materials	$32,227	$34,056
Work in progress	1,837	2,328
Finished goods	25,126	37,955
	$59,190	$74,339

In 2009, in response to then current economic and industry operating conditions, we evaluated the carrying value of our global inventory by estimated part-by-part inventory turnover, and we projected sales estimates based on the current operating environment and the timing of forecasted economic recovery.  Based on our analysis, we recorded a charge of $14.4 million for the year ended December 31, 2009 to reflect the net realizable value of our global inventory.  No charges were taken during 2010 as the net realizable value of our consolidated inventory exceeded its carrying amount.

Reserves for excess and obsolete inventory included on our consolidated balance sheets at December 31, 2010 and 2009 were $4.4 million and $7.1 million, respectively.  We wrote off $2.7 million and $2.2 million of our inventory against our reserve for excess and obsolete inventory for the years ended December 31, 2010 and 2009, respectively.

Note 5—Property, plant and equipment

At December 31, 2010 and 2009, property, plant and equipment, at cost, by major category were as follows (in thousands):

	2010	2009
Land, buildings and leaseholds	$20,896	$18,466
Drilling equipment	273,996	258,852
Manufacturing equipment	6,112	6,148
Office equipment and other	22,818	16,811
Capital work in progress	11,630	4,990
	335,452	305,267
Less: Accumulated depreciation	(152,766)	(122,242)
	$182,686	$183,025

The net book value of used top drive rental equipment sold included in cost of sales and services on our consolidated statements of income was $3.6 million, $5.2 million and $2.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Depreciation and amortization expense is included on our consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales and services	$35,006	$35,458	$32,244
Selling, general & administrative expense	1,122	1,275	1,030
	$36,128	$36,733	$33,274

Note 6—Fair value of financial instruments

The carrying value of cash, restricted cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours.  The fair value of our debt related to our credit facility at December 31, 2009 was estimated to be $8.6 million.  In January 2010, we paid the remaining balance of $8.6 million of our term loan under our credit facility and remained debt-free during 2010.

We entered into a series of foreign currency forward contracts in 2007 and 2008 to manage our exposure to foreign currency fluctuations between the U.S. dollar and the Canadian dollar.  During 2008, we either settled or terminated these foreign currency forward contracts and recognized a loss of $0.8 million, which is included in foreign exchange losses on our consolidated statements of income.  Cash receipts or payments related to these exchange contracts are classified consistent with the cash flows from the underlying transaction being hedged in our consolidated statement of cash flows.  We were not party to any derivative financial instruments during 2010 or 2009.

Note 7—Long term debt

Long term debt consists of the following (in thousands):

	December 31,
	2010	2009
Secured revolver, maturity date of June 5, 2012, 1.5% and 1.99% interest rate at December 31, 2010 and 2009, respectively	$—	$8,600
Less current portion of long term debt	—	—
Non-current portion of long term debt	$—	$8,600

We have a credit agreement which was entered into in 2007 and has since been amended several times (the “credit facility”).  Our credit facility originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to $145 million in December 2007.  Our credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on June 5, 2012.  Additionally, our credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility and a letter of credit fee on outstanding face amounts of letters of credit issued under the credit facility.  This fee, as determined by applicable ratios within our credit facility, is currently 0.20 percent per annum.

Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit.  Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  As of December 31, 2010, we had no outstanding borrowings, $7.2 million in letters of credit outstanding, and $128.5 million available under the Revolver.

Our credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry.  In addition, the credit facility is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility.  We were in compliance with our bank covenants at December 31, 2010.

Note 8—Shareholders’ equity and stock-based compensation

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2010	2009	2008
Basic weighted average number of shares outstanding	37,835	37,598	37,221
Dilutive effect of stock compensation awards	426	––	612
Diluted weighted average number of shares outstanding	38,261	37,598	37,833
Anti-dilutive options excluded from calculation due to exercise prices	1,247	5,269	1,420
Anti-dilutive options excluded from calculation due to reported net loss	––	714	––

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock and other stock-based awards to eligible directors, officers, employees and other persons.  The maximum number of shares that may be issued under our incentive plan may not exceed 10% of the issued and outstanding shares of our common stock.  As of December 31, 2010, 3,805,757 shares of our common stock were authorized for grants of stock-based awards and 800,440 shares were available for future grants.

Stock options

We grant options to our employees at an exercise price that may not be less than the market price on the date of grant.  Stock options granted under our incentive plan have historically vested equally over a three year period and expired no later than seven years from the date of grant.  Our stock-based compensation plan allows for options to be denominated in Canadian dollars or U.S. dollars at our discretion.  Prior to our delisting from the Toronto Stock Exchange (“TSX”) in 2008, options grants were generally in Canadian dollars.  In conjunction with our delisting from the TSX, subsequent option grants have been in U.S. dollars and we plan to denominate all future grants in U.S. dollars.  A summary of our stock option transactions for the year ended December 31, 2010 is presented below:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Term	Aggregate Intrinsic Value
U.S. dollar denominated options				(in years)	(in thousands)
Outstanding at December 31, 2009	1,106,467		$11.89
Granted	487,900		$13.56
Exercised	(26,609)		$8.19
Forfeited	(64,106)		$10.94
Expired	(1,532)		$25.38
Outstanding at December 31, 2010	1,502,120		$12.53	5.78		$7,215
Vested at December 31, 2010 or expected to vest in the future	1,429,334		$12.54	5.75		$6,939
Exercisable at December 31, 2010	499,867		$12.77	5.10		$2,944

Canadian dollar denominated options
Outstanding at December 31, 2009	645,836	C$	21.61
Granted	—	C$	—
Exercised	(1,650)	C$	11.52
Forfeited	(2,934)	C$	25.39
Expired	(26,296)	C$	21.93
Outstanding at December 31, 2010	614,956	C$	21.61	2.27	C$	540
Vested at December 31, 2010 or expected to vest in the future	614,816	C$	21.61	2.27	C$	540
Exercisable at December 31, 2010	604,584	C$	21.56	2.24	C$	540

During 2010, 2009 and 2008, we recognized $2.4 million, $2.4 million and $3.1 million of pre-tax compensation expense for stock options and recorded $0.7 million, $1.0 million and $1.3 million of income tax benefits, respectively.  Total compensation cost related to non-vested option awards not yet recognized at December 31, 2010 was approximately $4.3 million, which is expected to be recognized over a weighted average period of 2.4 years.  Options exercised during the years ended December 31, 2010, 2009 and 2008 had a total intrinsic value of $0.1 million, $0.1 million and $6.7 million, generated $0.2 million, $0.4 million and $9.3 million of cash proceeds, and generated $2.3 million of associated income tax benefit in 2008.  Options exercised in 2010 and 2009 did not generate any significant associated income tax benefit.

Fair Value Assumptions.  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model based on several assumptions.  These assumptions are based on management's best estimate at the time of grant.  For the years ended December 31, 2010, 2009 and 2008, the weighted average grant date fair value per share of options granted was $6.70, $5.57 and $6.30 per share, respectively.

Listed below is the weighted average of each assumption based on grants for years ended December 31, 2010, 2009 and 2008:
	2010	2009	2008
Weighted average risk-free interest rate	1.30%	2.31%	2.87%
Expected dividend yield	—%	—%	—%
Expected life (years)	4.5	4.5	4.5
Weighted average expected volatility	60%	67%	56%
Weighted average expected forfeiture rate	6%	9%	9%

We estimate expected volatility based on our historical stock price volatility over the expected term.  We estimate the expected term of our option awards based on the vesting period and average remaining contractual term, known as the "simplified method", as we do not have sufficient historical data for estimating our expected term due to significant changes in the make-up of our employees receiving stock-based compensation awards.

Canadian dollar-denominated stock option awards issued to non-Canadian employees and grants to non-employees are  liability-classified awards.  Accordingly, the fair value of these awards is included in accrued and other current liabilities in our consolidated balance sheets as of December 31, 2010 and 2009, and the liability is adjusted to fair value at the end of each reporting period.  At December 31, 2010 and 2009, the fair value of these awards was approximately $1.8 million.

Restricted Stock

 We grant restricted stock units under our incentive plan, which generally vest equally in three annual installments from the date of grant and entitle the grantee to receive the value of one share of our common stock for each vested restricted stock unit.  A summary of our restricted stock transactions for the year ended December 31, 2010 is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
U.S. dollar denominated restricted stock units
Nonvested at December 31, 2009	636,965		$11.68
Granted	364,400		$13.55
Vested	(244,029)		$12.47
Forfeited	(41,010)		$12.80
Nonvested at December 31, 2010	716,326		$12.30

Canadian dollar denominated restricted stock units
Nonvested at December 31, 2009	30,652	C$	30.31
Granted	—
Vested	(21,768)	C$	32.42
Forfeited	(1,536)	C$	31.86
Nonvested at December 31, 2010	7,348	C$	25.12

    During 2010, 2009 and 2008, we recognized $4.0 million, $2.9 million and $2.7 million of pre-tax compensation expense on restricted stock units and recorded $1.0 million, $1.2 million and $1.0 million of income tax benefits, respectively.  Total compensation cost related to non-vested restricted stock units not yet recognized at December 31, 2010 was approximately $6.4 million, which is expected to be recognized over a weighted average period of 2.4 years.  The weighted average grant date fair value of our U.S. dollar-denominated restricted stock granted during 2010, 2009 and 2008 was $13.55 per share, $10.28 per share and $12.60 per share, respectively.  The weighted average grant date fair value of our Canadian dollar-denominated restricted stock granted during 2008 was C$24.67 per share.

Performance Share Units

We grant performance stock units under our incentive plan, which vest in full after three years and entitle the grantee to receive the value of one share of our common stock for each vested performance share unit, subject to adjustment based on a performance measure.  The performance share unit performance objective multiplier can range from zero (when threshold performance is not met) to a maximum of 2.5 times the initial award.  Performance share units may be settled by delivery of our shares or the payment of cash based on the market value of our shares at the time of settlement, at our discretion.  A summary of our performance share units for the year ended December 31, 2010 is presented below:

	Number of Performance Share Units	Weighted- Average Fair Value at Reported Date
Nonvested at December 31, 2009	182,800	$-0-
Granted	—
Vested	—
Forfeited	(33,300)	$-0-
Nonvested at December 31, 2010	149,500	$-0-

During 2008, we recognized $0.7 million of pre-tax compensation expense related to performance stock units.  However, in 2009, we reversed $0.9 million in stock compensation expense based on the fair market value of these units being zero due to our 2009 operating results.  We recorded no expense for performance share units during 2010 as we do not expect any of our outstanding units to meet the minimum performance threshold, upon vesting, due to our operating performance of 2009.

Note 9—Income taxes

We are an Alberta (Canada) corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered resident for income tax purposes.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its basis as reported on our consolidated financial statements.  The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in the jurisdictions in which we have operations.

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.  The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$11	$3,711
Accrued liabilities and reserves	5,077	4,487
United States:
Accrued liabilities and reserves	3,150	5,612
Other International:
Loss carryforwards	––	846
Accrued liabilities and reserves	166	102
Current deferred tax assets	8,404	14,758
Less: Valuation allowance	(294)	(922)
Total current deferred tax assets	$8,110	$13,836

Non-current:
Canada:
Loss carryforwards	$––	$2,255
Property, plant and equipment	10,289	8,491
Tax credit carryforwards	3,174	2,121
United States:
Loss carryforwards	4,656	––
Tax credit carryforwards	275	––
Stock compensation	3,512	2,491
Other International:
Loss carryforwards	2,635	985
Non-current deferred tax assets	24,541	16,343
Less: Valuation allowance	(2,709)	(866)
Total non-current deferred tax assets	$21,832	$15,477

Deferred tax liabilities:
Non-current deferred tax liabilities:
United States:
Property, plant and equipment	$(12,356)	$(14,596)
Other international:
Property, plant and equipment	(1,665)	(366)
Total non-current deferred tax liabilities	(14,021)	(14,962)
Net deferred tax assets	$15,921	$14,351

Since we are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2010 was 28%.  The combined rates in 2009 and 2008 were 29% and 29.5%, respectively.

Our income before income taxes consisted of the following (in thousands):

	December 31,
	2010	2009	2008
Canada	$13,028	$6,473	$18,370
United States	(15,629)	(44,936)	10,030
Other international	16,423	20,858	42,372
Income before taxes	$13,822	$(17,605)	$70,772

Our income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2010	2009	2008
Current:
Canada	$1,323	$344	$907
United States	153	(15,856)	6,838
Other international	7,107	5,122	12,118
Total current	8,583	(10,390)	19,863
Deferred:
Canada	2,428	(1,791)	1,135
United States	(6,092)	524	(149)
Other international	1,858	(683)	––
Total deferred	(1,806)	(1,950)	986
Income tax provision	$6,777	$(12,340)	$20,849

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory tax rate	28.0%	29.0%	29.5%
Effect of:
Tax rates applied to earnings not attributed to Canada	(10.2)	21.6	(4.1)
U.S. state taxes	2.1	––	––
Non-deductible and permanent items	10.3	(10.4)	(1.4)
Change in future tax rates	3.2	(3.8)	1.6
Change in valuation allowance	14.0	8.0	1.7
Research and development tax credits	(2.3)	2.0	(1.1)
Changes in tax laws	––	25.5	––
Impact of foreign exchange gain/(loss)	––	––	3.0
Other	3.9	(1.8)	0.3
Effective tax rate	49.0%	70.1%	29.5%

During 2010, we utilized $30.6 million of non-capital loss carryforwards in Canada.  At December 31, 2010, we had $0.1 million of Canadian loss carryforwards remaining which do not expire until 2027.  These losses can be carried forward and applied to reduce future taxable income. Based on our recent history of generating taxable income to utilize our loss carryforwards, expected future income and potential tax planning strategies, we expect to fully utilize these loss carryforwards.  Therefore, there is no valuation allowance offsetting the deferred tax asset for these losses.

Certain of our U.S. and foreign subsidiaries file separate tax returns and have incurred losses in those respective jurisdictions.  At December 31, 2010 we had a deferred tax asset related to the 2010 U.S. loss carryforward of $4.7 million.  No valuation allowance has been established on the U.S. losses, as the future reversals of existing taxable temporary differences in the U.S. will generate enough taxable income to realize the tax benefit of those losses.

At December 31, 2010 we had a deferred tax asset related to foreign loss carryforwards of $2.6 million.  Due to insufficient earnings history in the jurisdictions where such losses were generated, we do not expect to fully utilize these foreign losses.  Therefore, a partial valuation allowance has been established against the related deferred tax asset. The valuation allowance at December 31, 2010 was $1.9 million.

At December 31, 2010 we had a deferred tax asset related to foreign tax credits of $2.4 million.  These foreign tax credits are partially offset by a valuation allowance of $1.1 million, for a net deferred tax asset related to foreign tax credits of $1.3 million.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.  It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2009, we had an accrual for uncertain tax positions of $1.2 million, the balance of which was not changed during 2010.  At December 31, 2009, this liability was offset by our net income tax receivable and included in income taxes recoverable on our consolidated balance sheet.  As of December 31, 2010, the accrual for uncertain tax positions was included in other liabilities in our consolidated balance sheet as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2010	2009	2008
Balance, beginning of year	$1,168	$1,181	$568
Decreases in tax positions for prior years	—	(56)	—
Increase in tax positions for prior years	—	43	613
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Balance, end of year	$1,168	$1,168	$1,181

Interest related to uncertain tax positions is recognized in interest expense on our consolidated balance sheets, and penalties related to uncertain tax positions are recognized in other expense on our consolidated statements of income.  At December 31, 2010 and 2009, we had accrued $0.1 million for the potential payment of interest and penalties on uncertain tax positions.

We are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2002.  We are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2006.

We have been advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor, except for 1996 (discussed below), and 2001 and 2002, both of which are currently before the Mexican Tax Court.  The outcome of such appeals is uncertain.  However, we recorded an accrual of $0.3 million during 2008 for our anticipated exposure on these issues ($0.2 million related to interest and penalties was included in other income and $0.1 million was included in income tax expense on our consolidated statements of income).  We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In May 2002, we paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996.  In 2007 we requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest).  With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that we were owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996.  We believe the second reassessment is invalid, and have appealed it to the Mexican Tax Court.  In January 2009, the Mexican Tax Court issued a decision accepting our arguments in part, which is subject to further appeal.  Due to uncertainty regarding the ultimate outcome, we have not recognized the additional interest in dispute as an asset.

In addition to the material jurisdictions above, other state and foreign tax filings remain open to examination.  We believe that any assessment on these filings will not have a material impact on our consolidated financial position, results of operations or cash flows.  We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 10—Goodwill and other intangible assets

Goodwill

We perform an impairment test for goodwill annually in the fourth quarter of each year or earlier if indicators of potential impairment exist.  We concluded our goodwill was not impaired as of December 31, 2010 and 2009.  We had no impairment charges related to goodwill during the years ended December 31 2010, 2009 and 2008.

The change in the carrying amount of goodwill is as follows (in thousands):

	December 31,
	2010	2009
Gross balance, beginning of year	$29,394	$28,746
Effect of foreign currency exchange rates	—	648
Gross balance, end of year	$29,394	$29,394

Other intangible assets

The estimated useful life, carrying amount and accumulated amortization of our intangible assets at December 31, 2010 and 2009 were as follows (in thousands):

		2010		2009
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Customer relationships	4 - 5 years	$5,566	$(4,286)	$5,566	$(3,929)
Patents	13 years	2,522	(961)	2,521	(769)
Non-compete agreements	5 years	2,855	(2,066)	3,006	(1,585)
Other		64	(5)	64	(3)
		$11,007	$(7,318)	$11,157	$(6,286)

Amortization expense related to our intangible assets for the years ended December 31, 2010, 2009 and 2008, was $1.2 million, $2.0 million and $1.9 million, respectively and is included in cost of sales and services in our consolidated statements of income.  Future estimated amortization expense related to our intangible assets for the next five years is expected to be as follows (in thousands):

Years ending December 31,	Amortization expense
2011	$1,120
2012	772
2013	552
2014	403
2015	194

We did not recognize any impairment losses on our intangible assets during the years ended December 31, 2010, 2009 or 2008.

Note 11—Commitments and contingencies

Legal contingencies

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.

The estimates below represent our best estimates based on consultation with internal and external legal counsel.  There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents.  Varco seeks monetary damages and an injunction against further infringement.  We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question.  In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff.  We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based.  The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination.  In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that we had contested.  Varco has appealed this decision with the USPTO.  The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan.  We reviewed this matter and have provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved were approximately 0.5% and 0.7% of total revenue in 2006 and 2007.  Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  We continue to evaluate the potential outcome of this matter.  The effect on our consolidated financial position, results of operations or cash flows is not reasonably determinable at this time.  Accordingly, we have not accrued a reserve for this matter as of December 31, 2010.  An agreement tolling any applicable statute of limitations governing this investigation recently expired without a request for an extension.

Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the “Marshall Suit”), alleging that various of our technologies infringe 11 different patents held by Weatherford.  Weatherford sought monetary damages and an injunction against further infringement.  Our technologies referred to in the claim included the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system.  We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

In August 2008, we filed suit against several competitors in the U.S. District Court for the Southern District of Texas – Houston Division, including Weatherford (the “Houston Suit”).  The Houston Suit claims infringement of two of our patents related to our CDS.  On October 26, 2010, we entered into a settlement with Weatherford (the “Settlement”) dismissing both the Marshall Suit and the Houston Suit (as it relates to Weatherford) with prejudice.  Among other provisions, the Settlement contains the following terms:

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

We entered into a Final Settlement and License Agreement (the "Settlement Agreement") with Weatherford on January 11, 2011, effective as of October 26, 2010.  As an additional condition of the Settlement Agreement, neither we nor Weatherford will pursue any cause of action that might adversely affect the validity or enforceability of each other's patents as listed in the exhibits to the Settlement Agreement, including any causes of action that may arise from the requests for review we filed with the U.S. Patent and Trademark Office in November 2008.

On November 11, 2010 we won a jury verdict against National Oilwell Varco, L.P. ("NOV"), Frank's Casing Crew and Rental Tools, Inc. ("Frank's") and Offshore Energy Services, Inc. ("OES") for infringing our U.S. Patent Nos. 7,140,443 and 7,377,324.  In that verdict, the jury found that NOV's accused product, the CRT 350, infringes all valid patent claims in the asserted patents, and that NOV contributory infringed all valid patent claims in the asserted patents.  The jury also found that Frank's accused products; the SuperTAWG, the FA-1 and the CRT 350, and OES's accused products, the CRT 350, infringe all valid patent claims in the asserted patents.  Damages were stipulated by the parties and the verdict is subject to entry of judgment and appeal.

We have been advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor, except for 1996 as discussed below, and 2001 and 2002, both of which are currently before the Mexican Tax Court.  The outcome of such appeals is uncertain.  However, we recorded an accrual of $0.3 million during 2008 for our anticipated exposure on these issues ($0.2 million related to interest and penalties was included in other income and $0.1 million was included in income tax expense in our consolidated statements of income).  We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In May 2002, we paid a deposit of $3.3 million with the Mexican tax authorities in order to appeal the reassessment for 1996.  In 2007, we requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest).  With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that we were owed an additional $3.4 million in interest but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996.  We believe the second reassessment is invalid, and we appealed it to the Mexican Tax Court.  In January 2009, the Mexican Tax Court issued a decision accepting our arguments in part, which is subject to further appeal.  Due to uncertainty regarding the ultimate outcome, we have not recognized the additional interest in dispute as an asset.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  In November 2009, we received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter for a total accrual of $5.0 million as of December 31, 2010.

In August 2008, we received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return.  We disagree with this claim and are currently litigating the matter.  In December 2009, we received a decision from the Mexican Tax Court in our favor, which is subject to further appeal.  The outcome of this litigation is uncertain.

A former employee of one of our U.S. subsidiaries filed suit in the U.S. District Court for the Southern District of Texas—Houston Division on January 29, 2009 on behalf of a number of similarly situated claimants, alleging we failed to comply with certain wage and hour regulations under the U.S. Fair Labor Standards Act.  The lawsuit was dismissed on July 22, 2009 on the basis that several of the plaintiffs were bound to arbitrate their claims against us pursuant to the TESCO Dispute Resolution Program (“Plan”).

Five plaintiffs not covered by the Plan re-filed their lawsuit on July 30, 2009 in the same court and those plaintiffs covered by the Plan initiated arbitration proceedings with the American Arbitration Association.  Additional plaintiffs were subsequently added to each of these actions for a total of 48 plaintiffs.  In December 2009, we settled a lawsuit with 48 plaintiffs related to certain wage and hour regulations under the U.S. Fair Labor Standards Act.  Subsequent to that settlement, another 18 employees raised similar wage claims against us.  During the first quarter of 2010, we agreed to settle all of those claims for an aggregate amount of approximately $0.4 million.

Other contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At December 31, 2010 our total exposure under outstanding letters of credit was $7.2 million.

Commitments

We have operating lease commitments expiring at various dates, principally for administrative offices, operation facilities and equipment.  Rental expense for all operating leases was $5.5 million, $4.8 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2010 are as follows (in thousands):

Years ending December 31,	Minimum lease commitments
2011	$5,172
2012	2,531
2013	1,394
2014	619
2015	416
Thereafter	2,574

As of December 31, 2010, we had $36.6 million in manufacturing purchase commitments for executed purchase orders that were submitted to respective vendors.

Note 12—Transactions with related parties

Bennett Jones LLP

Our primary outside counsel in Canada is Bennett Jones LLP. One of our directors was counsel at Bennett Jones LLP until his retirement in December, 2010.  During 2009 and 2008, we paid approximately $0.1 million and $0.4 million, respectively, for services from Bennett Jones LLP, excluding reimbursement by us of patent filing fees and other expenses.  The fees paid for services from Bennett Jones LLP in 2010 were immaterial.  We believe that the rates we paid Bennett Jones LLP for services are on terms similar to those that would have been available from other third parties.

Note 13—Warranties

Changes in our warranty accrual for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$2,251	$3,326
Charged to expense, net	381	(85)
Charged to other accounts (a)	—	88
Deductions	(934)	(1,078)
Balance, end of year	$1,698	$2,251

(a)	Represents currency translation adjustments and reclassifications.

Note 14—Severance costs

We incurred no significant severance costs during the year ended December 31, 2010.  During the years ended December 31, 2009 and 2008, we eliminated approximately 490 and 100 employee positions due to a review of our personnel structure and recorded $3.7 million and $1.1 million, respectively, in termination benefits associated with the reductions.  These severance costs were recorded in cost of sales and services ($1.8 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively), research and engineering expense ($0.4 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively) and selling, general and administrative expense ($1.5 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively) in our consolidated statements of income based on the respective functions performed by those employees who were terminated during the period.  These costs were recorded in our operating segments as follows (in thousands):

	December 31,
	2009	2008
Top Drive	$1,319	$646
Tubular Services	398	325
CASING DRILLING	157	12
Research and Engineering	417	58
Corporate and Other	1,403	77
Total severance costs	$3,694	$1,118

Accrued severance costs were included in accrued and other current liabilities in our consolidated balance sheets as follows (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$595	$—
Charged to expense	—	3,694
Payments	(595)	(3,099)
Balance, end of year	$—	$595

Note 15—Segment information

Business segments

Our four business segments are: Top Drive, Tubular Services, CASING DRILLING and Research and Engineering. Our Top Drive segment is comprised of top drive sales, top drive rentals and after-market sales and service.  Our Tubular Services segment includes both our proprietary and conventional tubular services. Our CASING DRILLING segment consists of our proprietary CASING DRILLING technology.  Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services and CASING DRILLING technology and top drive model development.

We measure the results of our business segments using, among other measures, each segment’s operating income, which includes certain corporate overhead allocations.  Overhead costs include field administration and operations support.  At a business segment level, we incur costs directly and indirectly associated with revenue.  Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair, and depreciation of our revenue-generating equipment.

Certain sales and marketing activities, financing activities and corporate general and administrative expenses are not allocated to our business segments.  Other (income) expense and income taxes are also not allocated to our business segments.

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.  We do not track or measure property, plant and equipment by business segment and, as such, this information is not presented.

Significant financial information relating to these segments is as follows (in thousands):

	Year ended December 31, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$243,933	$121,884	$12,848	$—	$—	$378,665
Depreciation and amortization	11,011	17,747	4,339	32	2,999	36,128
Operating income (loss)	62,818	8,228	(11,594)	(9,075)	(35,060)	15,317
Other expense						(1,495)
Income before income taxes						$13,822

	Year ended December 31, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$224,853	$118,299	$13,696	$—	$—	$356,848
Depreciation and amortization	7,980	20,720	4,614	69	3,350	36,733
Operating income (loss)	49,532	(2,942)	(20,643)	(7,431)	(32,945)	(14,429)
Other expense						(3,176)
Income before income taxes						$(17,605)

	Year ended December 31, 2008
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$341,432	$166,463	$27,047	$—	$—	$534,942
Depreciation and amortization	8,468	18,332	4,123	97	2,254	33,274
Operating income (loss)	106,822	22,474	(12,605)	(11,049)	(30,795)	74,847
Other expense						(4,075)
Income before income taxes						$70,772

Geographic areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the past three fiscal years was as follows (in thousands):

	Year ended December 31,
	2010	2009(2)	2008(2)
United States	$130,595	$159,200	$276,373
Canada (1)	98,709	33,083	56,888
South America	35,701	34,888	54,662
Asia Pacific	31,011	44,117	65,716
Mexico	32,407	32,631	21,898
Russia	27,283	7,880	13,298
Europe, Africa and Middle East	22,959	45,049	46,107
Total	$378,665	$356,848	$534,942

(1) Effective January 1, 2010, we changed the contracts for new top drive sales to generally sell the units directly from our manufacturing facility in Canada.  This change increased the amount of top drive revenue recorded in Canada in 2010, compared to 2009 and 2008 presented above.

(2) Prior period geographic information has been adjusted for revenues earned in Russia, which was previously grouped with Europe.

Our physical location of our net property, plant and equipment by geographic area as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009(1)
United States	$60,706	$69,411
Canada	13,464	14,007
South America	19,131	16,661
Asia Pacific	22,137	22,850
Mexico	29,582	24,744
Russia	21,583	12,868
Europe, Africa and Middle East	16,083	22,484
Total	$182,686	$183,025

(1) Prior period geographic information has been adjusted for the physical location of net property, plant and equipment in Russia, which were previously grouped with Europe.

Major customers and credit risk

Our accounts receivable are principally with major international and national oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect those accounts receivable.  The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities.  Bad debt expense is included in selling, general and administrative expense in our consolidated statements of income.

For the years ended December 31, 2010, 2009 and 2008, no single customer represented more than 10% of our consolidated revenue.

Procurement of supplies and materials

We procure materials and components from many different vendors located throughout the world.  A portion of these components are electrical in nature, including permanent magnet motors, induction motors and drives.  We also purchase hydraulic components, such as motors, from certain suppliers located in the United States.  In order to manufacture many of our proprietary parts, we require substantial quantities of steel.  We select our component sources from, and establish supply relationships with, vendors who are prepared to develop components and systems that allow us to produce high performance, reliable and compact machines.  For both our electric and hydraulic top drive systems we source key components, such as AC motors, power electronics, and hydraulic systems from vendors who have developed these components for commercial, often non-oilfield applications, and who have adapted them for service conditions specific to our applications.  Consequently, our ability to maintain timely deliveries and to provide long term support of certain models may depend on the supply of these components and systems.  We attempt to minimize risks associated with this dependency through the development of supply agreements to maintain acceptable levels of ready components.

Supplementary Data

Selected quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data for 2010 and 2009 (in thousands, except for per share amounts):

	For the 2010 quarterly period ended
	March 31	June 30	September 30	December 31(1)
Revenue	$85,968	$85,427	$93,106	$114,164
Operating income	2,910	1,219	4,633	6,555
Net income	2,205	701	2,984	1,155
Earnings (loss) per share:
Basic	$0.06	$0.02	$0.08	$0.03
Diluted	$0.06	$0.02	$0.08	$0.03

	For the 2009 quarterly period ended
	March 31	June 30	September 30	December 31(2)
Revenue	$110,184	$88,427	$72,609	$85,628
Operating income (loss)	4,531	(7,802)	2,375	(13,533)
Net income (loss)	7,510	(4,194)	395	(8,976)
Earnings (loss) per share:
Basic	$0.20	$(0.11)	$0.01	$(0.24)
Diluted	$0.20	$(0.11)	$0.01	$(0.24)

(1)  Our results for the quarterly period ended December 31, 2010 included a $2.2 million charge to operating income resulting from a customer dispute over contract term interpretations and a $1.6 million increase in income tax expense for a valuation allowance adjustment established on foreign subsidiary net operating losses.

(2)  Our results for the quarterly period ended December 31, 2009 included an impairment charge of $14.4 million to reduce obsolete and slow moving inventory to its net realizable value, an impairment charge of $3.6 million to reduce fixed assets held for sale to its net realizable value, and an accrual of $3.7 million for severance and relocation costs as part of a cost restructuring.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009 and 2008

	Balance at beginning of year	Charged to cost and expenses (c)	Charged to other accounts (a)	Deductions (b)	Balance at end of year
	(in thousands)
2010
Allowance for uncollectible accounts	$1,539	$(531)	$2	$(145)	$865
Inventory reserves	7,143	––	––	(2,703)	4,440
Warranty reserves	2,251	381	––	(934)	1,698
Allowance for uncollectible deposits (d)	3,385	––	––	––	3,385
Deferred tax asset valuation allowance	1,788	1,937	––	(722)	3,003

2009
Allowance for uncollectible accounts	$3,195	$312	$38	$(2,006)	$1,539
Inventory reserves	3,032	6,434	(166)	(2,157)	7,143
Warranty reserves	3,326	(85)	88	(1,078)	2,251
Allowance for uncollectible deposits (d)	3,385	––	––	––	3,385
Deferred tax asset valuation allowance	2,604	277	––	(1,093)	1,788

2008
Allowance for uncollectible accounts	$1,885	$3,989	$150	$(2,829)	$3,195
Inventory reserves	1,667	2,275	(353)	(557)	3,032
Warranty reserves	3,045	1,684	(129)	(1,274)	3,326
Allowance for uncollectible deposits (d)	3,385	––	––	––	3,385
Deferred tax asset valuation allowance	2,042	562	––	––	2,604

(a)	Represents currency translation adjustments and reclasses.
(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty services to customers.
(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty reserve estimates.
(d)	Relates to interest earned but unpaid on deposits held by Mexican tax authorities for which we are uncertain of recovery.