Form 10-K/A
period 2010-12-31
TESCO CORP
filed 2011-05-03
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

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

EXPLANATORY NOTE

On March 1, 2011, Tesco Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) with the Securities and Exchange Commission.  This Amendment No. 1 to the Annual Report on Form 10-K of the Company (the “Amendment”), amends only those portions of Item 11 of the Form 10-K originally incorporated by reference from the Definitive Proxy Statement of the Company filed April 1, 2011 (the “Proxy Statement”) that are contained herein.  All other Items of the Form 10-K are incorporated herein by reference from the Form 10-K or the Proxy Statement, as applicable, without changes.  This Amendment is filed to revise the first bullet point of the second paragraph of the section of the Proxy Statement entitled “Potential Payments Upon a Change in Control” that was originally set forth on page 27 of the Proxy Statement and to revise the “Severance Payment,” “280G Gross Up Payment” and “Total” columns and footnote 5 of the table included in the section of the Proxy Statement entitled “Potential Payments Upon a Change in Control” which was originally set forth on page 28 of the Proxy Statement.    Except as discussed above, no other revisions are being made to the Form 10-K or the Proxy Statement and this amendment does not address events occurring after the filing of the Form 10-K.

PART III

ITEM 11. EXECUTIVE COMPENSATION

The first bullet point of the second paragraph of the section of the Proxy Statement entitled “Potential Payments Upon a Change in Control” that was originally set forth on page 27 of the Proxy Statement is amended to read in its entirety as follows:

•
a cash amount equal to two times (three times in the case of Mr. Quintana and one time in the case of Mr. Neidhardt) the employee’s annual cash compensation, which includes base salary and the maximum STIP payable for the year in which the change of control occurred, paid on the basis of a deemed 12 month calendar year participation. In Mr. Quintana’s case, some of this amount may be paid after a waiting period in compliance with Section 409A.

The table included in the section of the Proxy Statement entitled “Potential Payments Upon a Change in Control” which was originally set forth on page 28 of the Proxy Statement is amended to read in its entirety as follows:

If we had experienced a Change of Control as of December 31, 2010, we would have had to pay to the named executive officers the following amounts:

Executive	Change of Control Payment ($)	Value of Accelerated Options ($) (1)	Value of Accelerated Performance Stock Units ($) (2)	Value of Accelerated Restricted Stock Units ($)	18 Mo. COBRA Benefit ($) (3)	280G Gross Up Payment ($) (4)	Total
Julio M. Quintana (5)	4,725,000	1,028,969	1,144,948	1,762,871	26,722	2,246,128	10,934,638
Fernando R. Assing (6)	1,080,000	471,757	--	606,108	26,722	464,656	2,649,243
Jeffrey L. Foster (6)	1,380,000	379,907	435,112	685,492	26,722	773,351	3,680,584
Robert L. Kayl (6)	1,220,000	311,599	336,656	621,448	23,701	584,248	2,997,652
Dietmar J. Neidhardt (6)	441,000	215,277	--	359,936	23,701	0	1,039,914
James A. Lank(6)	962,500	258,049	304,896	451,532	26,722	525,187	2,528,886

(1)
The value of accelerated stock options upon a change of control has been calculated as the difference between the exercise price and the closing price of the shares on December 31, 2010, multiplied by the number of options vesting as a result of the change of control. Options with exercise prices above the market price on that date have not been taken into account.

(2)	The value of accelerated performance stock units upon a change of control has been calculated assuming target performance.

(3)	Each named executive officer is entitled to a lump sum payment equal to the cost of 18 months COBRA coverage.

(4)
In the event of a change of control effective December 31, 2010, it is estimated that the payments under employment agreements with Messrs. Quintana, Kayl, Foster, Assing and Lank would be subject to an excise tax as “excess parachute payments” under Section 280G of the Internal Revenue Code.  Under their agreements, the Corporation will pay Messrs. Quintana, Kayl, Foster, Assing and Lank each an additional amount sufficient to cover the excise tax triggered under Section 4999 of the Internal Revenue Code, as well as any applicable federal, state income and employment taxes that may apply to the additional amounts paid.  These amounts are represented by the “280G Gross-Up Amounts” in the table.

(5)
Mr. Quintana would receive change of control payments if he was employed by the Corporation at the time a change of control occurred. The calculations are based on the assumption that the change of control was a "Change of Control Event" within the meaning of Treasury Regulation 1.409A-3(i)(5).

(6)
Messrs. Assing, Foster, Kayl, Neidhardt and Lank would be entitled to change of control payments if their employment were terminated for good reason by the executive or without cause by the Corporation within 12 months of a change of control.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

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

Date: May 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JULIO M. QUINTANA	President and Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2011
Julio M. Quintana

/s/ ROBERT L. KAYL	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 2, 2011
Robert L. Kayl

/s/ JOHN M. DODSON	Principal Accounting Officer	May 2, 2011
John M. Dodson

*	Chairman of the Board	May 2, 2011
Norman W. Robertson

*	Director	May 2, 2011
Fred J. Dyment

*	Director	May 2, 2011
Gary L. Kott

*	Director	May 2, 2011
R. Vance Milligan
*	Director	May 2, 2011
John T. Reynolds

*	Director	May 2, 2011
Michael W. Sutherlin

*	Director	May 2, 2011
Clifton T. Weatherford

*By
/S/ JULIO M. QUINTANA	Attorney-in-Fact	May 2, 2011
                                        Julio M. Quintana