Form 10-Q
period 2011-03-31
TESCO CORP
filed 2011-05-09
CIK 1022705

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

Form 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of April 30, 2011:  38,149,708

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

Please see Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A—Risk Factors of this quarterly report on Form 10-Q for further discussion regarding our exposure to risks.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$46,833	$60,603
Accounts receivable trade, net of allowance for doubtful accounts of $1,133 and $865 as of March 31, 2011 and December 31, 2010, respectively	86,692	72,971
Inventories, net	69,635	59,190
Income taxes recoverable	2,481	2,343
Deferred income taxes	5,351	8,110
Prepaid and other assets	24,894	22,768

Total current assets	235,886	225,985
Property, plant and equipment, net	180,861	182,686
Goodwill	29,394	29,394
Deferred income taxes	13,387	12,690
Intangible and other assets, net	3,813	4,153

Total assets	$463,341	$454,908

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,063	$23,785
Deferred revenues	13,931	11,987
Warranty reserves	1,927	1,698
Income taxes payable	1,459	3,433
Accrued and other current liabilities	32,233	32,289

Total current liabilities	76,613	73,192
Other liabilities	1,168	1,168
Deferred income taxes	3,359	4,879

Total liabilities	81,140	79,239

Commitments and contingencies (Note 9)	––	––

Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,149 and 38,058 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	197,953	196,431
Retained earnings	148,747	143,737
Accumulated comprehensive income	35,501	35,501

Total shareholders’ equity	382,201	375,669

Total liabilities and shareholders’ equity	$463,341	$454,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2011	2010
Revenue
Products	$37,193	$27,959
Services	68,429	58,137

	105,622	86,096
Operating expenses
Cost of sales and services
Products	25,059	21,601
Services	57,741	49,042

	82,800	70,643
Selling, general and administrative	11,728	10,776
Research and engineering	2,885	1,639

Total operating expenses	97,413	83,058

Operating income	8,209	3,038

Other expense (income)
Interest expense	286	55
Interest income	––	(22)
Foreign exchange losses	186	120
Other expense (income)	28	(358)

Total other expense (income)	500	(205)

Income before income taxes	7,709	3,243
Income tax provision	2,699	1,038

Net income	$5,010	$2,205

Earnings per share:
Basic	$0.13	$0.06
Diluted	$0.13	$0.06
Weighted average number of shares:
Basic	38,076	37,759
Diluted	38,753	38,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$5,010	$2,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,267	8,779
Stock compensation expense	2,477	1,524
Bad debt expense (recovery)	250	(562)
Deferred income taxes	497	(102)
Amortization of deferred financing costs	46	87
Loss (gain) on sale of operating assets	(171)	79
Changes in operating assets and liabilities:
Accounts receivable trade, net	(13,971)	(10,021)
Inventories	(10,445)	3,481
Prepaid and other current assets	(2,126)	(3,014)
Accounts payable and accrued liabilities	5,163	6,101
Income taxes payable (recoverable)	(2,067)	(1,217)
Other noncurrent assets and liabilities, net	36	––
Net cash provided by (used in) operating activities	(6,034)	7,340

Investing Activities
Additions to property, plant and equipment	(8,148)	(2,540)
Proceeds on sale of operating assets	325	390
Other, net	––	(5)
Net cash used in investing activities	(7,823)	(2,155)

Financing Activities
Repayments of debt	––	(8,600)
Proceeds from exercise of stock options	132	112
Excess tax benefit associated with equity compensation	(45)	––
Net cash provided by (used in) financing activities	87	(8,488)

Change in cash and cash equivalents	(13,770)	(3,303)
Net cash and cash equivalents, beginning of period	60,603	39,930
Net cash and cash equivalents, end of period	$46,833	$36,627

Supplemental cash flow information
Cash payments for interest	$71	$82
Cash payments for income taxes	4,784	2,088
Cash received for income tax refunds	458	214
Property, plant and equipment accrued in accounts payable	811	––

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the three months ended March 31, 2011
Balance at January 1, 2011	38,058	$196,431	$143,737	$35,501	$375,669
Components of comprehensive income
Net income	—	—	5,010	—	5,010
Total comprehensive income					5,010
Issuance and exercises under stock plans	91	1,522	—	—	1,522
Balances at March 31, 2011	38,149	$197,953	$148,747	$35,501	$382,201

For the three months ended March 31, 2010
Balance at January 1, 2010	37,750	$189,966	$136,692	$35,501	$362,159
Components of comprehensive income
Net income	—	—	2,205	—	2,205
Total comprehensive income					2,205
Issuance and exercises under stock plans	32	2,152	—	—	2,152
Balances at March 31, 2010	37,782	$192,118	$138,897	$35,501	$366,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Nature of Operations and Basis of Preparation

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

Basis of Presentation

We prepared this quarterly report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report on Form 10-K”), which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of March 31, 2011 and for the quarters ended March 31, 2011 and 2010 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2010 from the audited consolidated balance sheet filed in our 2010 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Reclassifications

Our unaudited condensed consolidated financial statements for prior periods include reclassifications that are made to conform to the current year presentation.  In our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010, we reclassified royalty income of $0.1 million from other expense (income) to products revenue as it has become a more significant part of our business.  Additionally, we combined common shares and contributed surplus in our unaudited condensed consolidated balance sheet as of December 31, 2010 as our common shares have no par value and our board of directors has not assigned a discretionary par value to the common shares.  These reclassifications did not impact our reported net income or stockholders’ equity.

Subsequent Events

We conducted our subsequent events review through the date these unaudited condensed consolidated financial statements were filed with the SEC.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies, as described in the notes to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements.  We do not believe that any issued accounting and reporting guidance not yet adopted by us will have a material impact on our unaudited condensed consolidated financial statements.

Note 3—Details of Certain Accounts

At March 31, 2011 and December 31, 2010, prepaid and other current assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Prepaid taxes other than income	$10,987	$9,597
Deposits	4,851	3,055
Prepaid insurance	2,962	3,791
Other prepaid expenses	2,427	3,218
Restricted cash	1,627	1,502
Deferred job costs	1,029	234
Non-trade receivables	1,011	1,371
	$24,894	$22,768

At March 31, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and benefits	$12,158	$16,009
Accrual for foreign withholding tax claim	5,073	5,022
Accrued taxes other than income taxes	12,397	9,937
Other current liabilities	2,605	1,321
	$32,233	$32,289

Note 4—Inventories

At March 31, 2011 and December 31, 2010, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$37,594	$33,228
Work in progress	4,555	1,837
Finished goods	27,486	24,125
	$69,635	$59,190

Note 5—Property, plant and equipment

At March 31, 2011 and December 31, 2010, property, plant and equipment, at cost, by major category were as follows (in thousands):

	March 31, 2011	December 31, 2010
Land, buildings and leaseholds	$20,956	$20,896
Drilling equipment	277,465	273,996
Manufacturing equipment	6,295	6,112
Office equipment and other	24,183	22,818
Capital work in progress	13,187	11,630
	342,086	335,452
Less: Accumulated depreciation	(161,225)	(152,766)
	$180,861	$182,686

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $0.7 million for the three months ended March 31, 2010. No used top drives were sold from our rental fleet during the three months ended March 31, 2011.

Depreciation and amortization expense for the three months ended March 31, 2011 and 2010 is included on our unaudited condensed consolidated statements of income as follows (in thousands):

	March 31, 2011	March 31, 2010
Cost of sales and services	$8,852	$8,528
Selling, general & administrative expense	404	245
Research and engineering	11	6
	$9,267	$8,779

Sale of Operating Assets

     When top drive units from our rental fleet are sold, the sales proceeds are included in revenues and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenues and the cost of sales and services is included in gain on sale of operating assets in the accompanying unaudited condensed consolidated statement of cash flows.

 Note 6—Warranties

Changes in our warranty accrual for the three months ended March 31, 2011 were as follows (in thousands):

Three Months Ended March 31, 2011
Balance, January 1, 2011	$1,698
Charged to expense, net	230
Deductions	(1)
Balance, March 31, 2011	$1,927

Note 7—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic weighted average number of shares outstanding	38,076	37,759
Dilutive effect of stock-based compensation	677	951
Diluted weighted average number of shares outstanding	38,753	38,710

Anti-dilutive options excluded from calculation due to exercise prices	1,047	680

Note 8—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxable on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision (benefit) for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Current tax provision	$2,202	$1,133
Deferred tax provision (benefit)	497	(95)
Income tax provision	$2,699	$1,038

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 35% for the three months ended March 31, 2011 compared to 32% for the same period in 2010.  The increase of 3% in our effective tax rate is due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

As of March 31, 2011 and December 31, 2010, we had an accrual for uncertain tax positions of $1.2 million.  This liability is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

Certain state and foreign tax filings remain open to examination.  We believe that any assessment on these filings will not have a material impact on our financial position, results of operations or cash flows.  We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 9—Commitments and Contingencies

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

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a 2006 shipment of oilfield equipment that was made from our Canadian manufacturing facility to Sudan.  We reviewed this matter and have provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved were approximately 0.5% and 0.7% of total revenue in 2006 and 2007.  Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  As this matter is still open, we continue to evaluate its potential outcome.  The effect on our consolidated financial position, results of operations or cash flows is not reasonably determinable at this time.  Accordingly, we have not accrued a reserve for this matter as of March 31, 2011.  An agreement tolling any applicable statute of limitations governing this investigation expired in January 2011 without a request for an extension.

In December 2007, Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division(the “Marshall Suit”), alleging that various of our technologies infringe 11 different patents held by Weatherford.  Weatherford sought monetary damages and an injunction against further infringement.  Our technologies referred to in the claim included the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system.  We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

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

On November 11, 2010 we won a jury verdict against National Oilwell Varco, L.P. ("NOV"), Frank's Casing Crew and Rental Tools, Inc. ("Frank's") and Offshore Energy Services, Inc. ("OES") for infringing our U.S. Patent Nos. 7,140,443 and 7,377,324.  In that verdict, the jury found that NOV's accused product, the CRT 350, infringes all valid patent claims in the asserted patents, and that NOV contributory infringed all valid patent claims in the asserted patents.  The jury also found that Frank's accused products; the SuperTAWG, the FA-1 and the CRT 350, and OES's accused products, the CRT 350, infringe all valid patent claims in the asserted patents.  Damages were stipulated by the parties and the verdict is subject to entry of judgment and appeal.   On April 12, 2011, the Court ordered additional, limited discovery to be conducted before any further rulings will be issued.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  In February 2011, we received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter for a total accrual of $5.1 million as of March 31, 2011.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At March 31, 2011 and December 31, 2010, our total exposure under outstanding letters of credit was $7.3 million and $7.2 million.

Note 10—Segment Information

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

Certain sales and marketing activities, financing activities and corporate general and administrative expenses as well as other (income) expense and income taxes are not allocated to our business segments.

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.  We do not track or measure property, plant and equipment by business segment and, as such, this information is not presented.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended March 31, 2011
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$70,449	$32,288	$2,885	$—	$—	$105,622
Depreciation and amortization	2,625	4,575	1,147	11	909	9,267
Operating income (loss)	21,658	1,806	(3,113)	(2,885)	(9,257)	8,209
Other expense						500
Income before income taxes						$7,709

	Three Months Ended March 31, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenues	$52,086	$31,297	$2,713	$—	$—	$86,096
Depreciation and amortization	2,391	4,608	1,029	6	745	8,779
Operating income (loss)	12,357	3,516	(2,764)	(1,639)	(8,432)	3,038
Other expense (income)						(205)
Income before income taxes						$3,243

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$42,368	$42,147
South America	16,149	6,884
Canada	11,708	7,008
Asia Pacific	10,065	10,544
Russia	9,793	2,995
Europe, Africa and Middle East	7,828	7,012
Mexico	7,711	9,506
Total	$105,622	$86,096

Our physical location of our net property, plant and equipment by geographic area as of March 31, 2011 and 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
United States	$57,895	$60,706
Mexico	28,650	29,582
Russia	22,287	21,583
Asia Pacific	22,004	22,137
South America	19,412	19,131
Europe, Africa and Middle East	15,702	16,083
Canada	14,911	13,464
Total	$180,861	$182,686

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” in Part II, Item IA below and in our 2010 Annual Report on Form 10-K, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Business Environment

The global economy continues to be affected by the economic crisis that started in late 2008, which led to a significant global economic downturn.  Many oil and natural gas operators significantly curtailed their drilling activity in 2009 due to lower oil and natural gas prices and tightening credit availability, which had the greatest impact on natural gas drilling across North America (excluding Mexico).  In 2010 and into 2011, natural gas drilling recovered significantly, particularly in the shale regions of the United States.  International rig count has also started to recover from 2009 levels and continues to improve into 2011.  One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows rig counts by region for the quarters ended March 31, 2011 and 2010.

	Average Rig Count(1)		Increase (Decrease)
	First Quarter 2011	First Quarter 2010	First Quarter 2011 to First Quarter 2010
U.S.	1,716	1,345	371	28%
Canada	587	470	117	25%
Latin America (includes Mexico)	410	378	32	8%
Asia Pacific (includes China)	273	257	16	6%
Middle East	283	260	23	9%
Europe (includes Russia)	118	88	30	34%
Africa	82	80	2	3%
Worldwide	3,469	2,878	591	21%

(1) Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of First Quarter 2011 and Operational Performance

During the first quarter of 2011, our Top Drive segment continued to provide a strong base of earnings.  Our Tubular Services segment operating income performance deteriorated from the same period in 2010 due to the much lower activity in the Gulf of Mexico as the industry recovers from the drilling moratorium imposed in 2010. In addition, extreme winter weather conditions in significant portion of North America, which slowed operations in February 2011. Our proprietary tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every top drive rig will eventually convert to running casing with an automated system, such as the CDS system we offer.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.  We believe that our financial condition has improved significantly over the past year, as demonstrated by the following:

•	Increased revenue from $86.1 million in the first quarter of 2010 to $105.6 million in the first quarter of 2011;
•	Increased operating results from $3.0 million in the first quarter of 2010 to $8.2 million in the first quarter of 2011;
•	Growth in our top drive backlog from 18 units with potential revenue value of $25.9 million at March 31, 2010 to 43 units with potential revenue value of $57.4 million at March 31, 2011;
•	We remained debt-free as all cash requirements were funded from cash provided by operating activities; and
•	Although we used $6.0 million of cash and cash equivalents to fund operating activities during the first quarter of 2011, we did so to build inventory and in order to meet anticipated customer demand.

Outlook for 2011

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued recovery in 2011. Below is a table that shows projected drilling activity for 2011 by region and compares these projections to the number of wells drilled during each of the years ended December 31, 2010, 2009 and 2008.  In particular, the U.S. and Canadian activity is projected to increase by 9% and international activity is projected to increase by 2% from average 2010 levels.

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

(1) Source: Report by World Oil magazine, February 2011.

Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity into 2011, as follows:

•
Top Drive - Based upon existing drilling and bidding levels, current economic forecasts and size of our product sale backlog, we expect our top drive order rate and rental activity to continue to moderately increase in 2011.   We consider a product sale as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit. Revenue from services are recognized as the services are rendered, based upon agreed daily, hourly or job rates. Accordingly, we have no backlog for services. Our outstanding backlog was 43 units at March 31, 2011 compared to 25 units at December 31, 2010.   Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on selected product offerings.  However, we expect international demand for our top drive rental services will expand, following the increase experienced in North America in 2010.  As such, we intend to grow our rental fleet of top drives in 2011.

•
Tubular Services - We expect our CDS proprietary casing business to continue to grow moderately in 2011 and our conventional casing activities to grow slightly as the market recovers.  We will continue to focus our efforts on the expansion of our proprietary casing service offerings. In addition, we continue to expand our tubular services activities in most major unconventional shale regions in North America and selected international locations to further expand our global foot print.  Furthermore, we expect drilling activity in the Gulf of Mexico to return in 2011, which will improve demand for our MCRLS proprietary services.  We continue to develop relationships with new and existing customers in both our Tubular Services and CASING DRILLING segments.

•
CASING DRILLING – We expect improvement in our CASING DRILLING revenue and operating results in 2011 based on signed contracts and current bidding activity.  We plan to maintain our CASING DRILLING infrastructure around the world while optimizing headcount in locations with higher demand and streamlining internal processes. We believe that our CASING DRILLING business will be a valuable part of our future operations.

Operating Results

Below is a summary of our operating results for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
Segment revenue
Top Drive	$70,449	$52,086	$18,363	35%
Tubular Services	32,288	31,297	991	3%
CASING DRILLING	2,885	2,713	172	6%
Consolidated revenue	$105,622	$86,096	$19,526	23%

Segment operating income (loss)
Top Drive	$21,658	$12,357	$9,301	75%
Tubular Services	1,806	3,516	(1,710)	(49%)
CASING DRILLING	(3,113)	(2,764)	(349)	13%
Research and engineering	(2,885)	(1,639)	(1,246)	76%
Corporate and other	(9,257)	(8,432)	(825)	10%
Consolidated operating income	8,209	3,038	5,171	170%
Other expense (income)	500	(205)	705	(344%)
Income before income taxes	7,709	3,243	4,466	138%
Income tax provision	2,699	1,038	1,661	160%
Net income	$5,010	$2,205	$2,805	127%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  Below is a summary of our operating results and metrics for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
Top Drive revenue
Sales	$24,962	$17,076	$7,886	46%
Rental services	33,257	24,127	9,130	38%
After-market sales and services	12,230	10,883	1,347	12%
	$70,449	$52,086	$18,363	35%

Top Drive operating income	$21,658	$12,357	$9,301	75%

Number of top drive sales:
New	17	12	5	42%
Used or consignment	1	2	(1)	(50%)
	18	14	4	29%
End of period number of top drives in rental fleet:	125	117	8	7%
Rental operating days (a)	6,870	5,373	1,497	28%
Average daily operating rate	$4,841	$4,490	$351	8%

(a) Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days

Top Drive sales revenues — The increase in revenue for the three months ended March 31, 2011 compared to the same period in 2010 is due to an increase in the number of units sold during the respective periods.  Drilling activity has increased by 21% in average worldwide rig count quarter-over-quarter  as the oil and natural gas industry continues its recovery from the severe downturn beginning in the last quarter of 2008.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used top drive units were $0.7 million and $1.5 million during the three months ended March 31, 2011 and 2010, respectively.

Top Drive rental services revenue — The increase in revenue for the three months ended March 31, 2011 compared to the same period in 2010 is due to a larger rental fleet, improved operating days and utilization rates during the respective periods.   Drilling activity has increased by 21% in average worldwide rig count quarter-over-quarter as the oil and natural gas industry continues its recovery from the severe economic downturn beginning in the last quarter of 2008.

Top Drive after-market sales and services revenue — Revenue for the three months ended March 31, 2011 have improved when compared to the same period in 2010 as this sector of the oil and natural gas industry recovers from the severe economic downturn beginning in the last quarter of 2008.

Top Drive operating income — The 75% increase in Top Drive operating income for the three months ended March 31, 2011 when compared to the same period in 2010 is due to higher revenues for Top Drive sales, rental services, and after-market sales and services discussed above as well as improved margins as the oil and natural gas industry continues to recover from the severe downturn beginning in the last quarter of 2008.
Tubular Services Segment
Our Tubular Services business segment includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, which uses certain components of our CASING DRILLING technology, in particular the CDS, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  Additionally, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our operating results and metrics for the three months ended March 31, 2011 and 2010 (in thousands, except percentages) and number of jobs:

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
Tubular Services revenue
Proprietary	$24,529	$25,788	$(1,259)	(5%)
Conventional	7,759	5,509	2,250	41%
	$32,288	$31,297	$991	3%

Tubular Services operating income	$1,806	$3,516	$(1,710)	(49%)

Number of proprietary jobs	820	797	23	3%

 The increase in Tubular Services revenue for the three months ended March 31, 2011 compared to the same period in 2010 is due to increased demand for tubular services from customers active in shale gas exploration and production in the United States and Canada.  A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our proprietary service offerings.   These increases were partially offset by a decline in MCRLS proprietary tubular services of $2.6 million due to the Deepwater Horizon explosion, the temporary moratorium and the resulting impact on the deepwater drilling permitting process as described in Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.

Tubular Services operating income deteriorated by 49% for the three months ended March 31, 2011 as compared to the same period in 2010 despite a 3% increase in segment revenue.  This is due to the difference in margins between the MCLRS work lost in the first quarter of 2011 due to the Deepwater Horizon explosion and temporary moratorium and the less profitable on-shore work that increased during the same period.  In addition, inclement cold weather within the United States during the month of February 2011 negatively impacted our Tubular Services margins.

CASING DRILLING Segment

Our CASING DRILLING business is based on our proprietary CASING DRILLING technology, which uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.  In contrast, conventional or straight practice rotary drilling requires the use of drill pipe and drill string components.  The demonstrated benefits of using well casing to drill the well compared with conventional drilling include a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator.  Below is a summary of our operating results for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
CASING DRILLING revenue	$2,885	$2,713	$172	6%
CASING DRILLING operating loss	$(3,113)	$(2,764)	$349	13%

CASING DRILLING revenue for the three months ended March 31, 2011 improved slightly over the same period in 2010 due to improved demand for our services.

The increase in CASING DRILLING operating loss for the three months ended March 31, 2011 compared to the same period in 2010 is our investment in personnel and other infrastructure as we believe demand for our CASING DRILLING services will improve during 2011 based on signed contracts and current bidding activity.

We routinely assess whether impairment indicators of our long-lived assets are present based on triggering events that include continued declines in the market or not achieving our internal projections in future years.    Although we expect slightly improved operating results for CASING DRILLING in 2011, we have experienced losses in the CASING DRILLING segment over the past few years and expect losses to continue in the near term.  We therefore conducted a test of recoverability as set forth in current accounting guidance for long-lived assets and determined that our CASING DRILLING long-lived assets were not impaired as of December 31, 2010.  Our analysis includes significant growth and profitability assumptions beginning in 2012.   If the expected market conditions do not occur at the level expected or within the timeframe projected, we may determine in the future that our CASING DRILLING long-lived assets are impaired. As of March 31, 2011 our CASING DRILLING long-lived assets had a net book value of approximately $14.9 million.  We believe that our CASING DRILLING business will be profitable in the future will and become a more valuable and significant part of our operations.  Accordingly, we plan to maintain our existing CASING DRILLING infrastructure around the world while monitoring costs and streamlining internal processes.  If, in the future, we determine that an impairment of our CASING DRILLING long-lived assets has occurred, the amount of such impairment expense could be material to our results of operations, but we expect that it would not materially impact our cash flows or overall viability.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.  Below is a summary of our research and engineering expense for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
Research and engineering expense	$2,885	$1,639	$1,246	76%

Research and engineering expenses increased in the first quarter of 2011 compared to the same period in 2010 as we continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
Corporate and other expenses	$9,257	$8,432	$825	10%
Corporate and other expenses as a % of revenue	9%	10%		(1%)

The increase in corporate and other expenses for the three months ended March 31, 2011 compared to the same period in 2010 is due to increased incentive stock compensation expense of $0.9 million.

Other Expense (Income)

Below is a summary of our other expense (income) for the three months ended March 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
Other expense (income)
Interest expense	$286	$55	$231	420%
Interest income	—	(22)	22	(100%)
Foreign exchange losses	186	120	66	55%
Other expense (income)	28	(358)	386	108%
Total other expense (income)	$500	$(205)	$705	344%

Interest expense — Interest expense has increased for the three months ended March 31, 2011 as compared to the same period in 2010 as a result of interest on income taxes paid during the first quarter of 2011.  We paid all outstanding amounts owed under our credit facility in the first quarter of 2010 and we have remained debt-free since then; however, we do incur a commitment fee under our revolving credit facility – see Item 2, Liquidity and Capital Resources, included in this Report on Form 10-Q.

  Interest income — Interest income did not materially change as compared to the same period in 2010.

Foreign exchange losses — Foreign exchange losses are due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transaction in around the world, including the Canadian dollar, Argentinean pesos, Mexican pesos, Russian rubles, Euro-dollars, and Singapore dollars, among others.  From time to time, we may use foreign currency forward contracts to manage our currency exchange exposures on foreign currency denominated balances and anticipated cash flows; however, we did not have any foreign currency forward contracts in place during the three months ended March 31, 2011 and 2010.

 Other expense (income) — Other expense has increased for the three months ended March 31, 2011 as compared to the same period in 2010 due to a penalty refund for an IRS levy received in the first quarter of 2010 of $0.4 million.

  Income Tax Provision

	Three Months Ended March 31,		Increase/Decrease
	2011	2010	2011 to 2010
Effective income tax rate	35%	32%	3%	9%

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for the three months ended March 31, 2011 compared to the same period in 2010 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

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

Our net cash position at March 31, 2011 and December 31, 2010 was as follows (in thousands):

	March 31, 2011	December 31, 2010
Cash	$46,833	$60,603
Long term debt	––	––
Net cash	$46,833	$60,603

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

Our credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, a quarterly capital expenditure limitation, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry. The credit facility is secured by substantially all our assets.  All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility.  As of March 31, 2011, our capital expenditures are limited to the lesser of $75 million or 100% of consolidated EBIDTA (as defined in the credit facility) plus the net cash proceeds from asset sales for 2011 as determined on a quarterly basis for the four then most recent quarters.

The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. As of March 31, 2011, we had no outstanding borrowings, $7.3 million in letters of credit outstanding, and $137.7 million available under the Revolver.  We were in compliance with our bank covenants at March 31, 2011.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the quarters ended March 31, 2011 and 2010.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash used in operating activities was $6.0 million in the first quarter of 2011 compared to net cash provided by operating activities of $7.3 million during the same period in 2010.  Net income adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, gain on sale of operating assets and deferred income tax expense, provided $17.4 million and $12.0 million of cash during the first quarter of 2011 and 2010, respectively.  The net change in working capital and other balance sheet accounts used $23.4 million in the first quarter of 2011 compared to providing $4.7 million during the same period in 2010, primarily due to cash outlays for inventory purchases to support increasing business activity as well as increasing accounts receivable as a result of the continued recovery in the economy and the oil and natural gas industry in general.  Although operating activities used $6.0 million of cash and cash equivalents during the first quarter of 2011, cash flow needs were paid with cash and cash equivalents on hand.

Investing Activities – Net cash used for investing activities was $7.8 million during the first quarter of 2011 compared to $2.2 million in the first quarter of 2010.  Our capital expenditures of $8.1 million increased by $5.7 million, or 263%, in the first quarter of 2011 compared to same period in 2010 to meet projected demand for our products and services as a result of the continued moderate economic recovery.

Financing Activities – Net cash provided by financing activities was $0.1 million during the first quarter of 2011 compared to net cash used in financing activities of $8.5 million for the same period in 2010.  During the first quarter of 2010, we used $8.6 million of cash to repay our debt and have not borrowed any amounts under our revolving credit facility since that time.

 We also monitor the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenues, cash flows and earnings.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendor, have risen from $36.6 million as of December 31, 2010 to $62.9 million as of March 31, 2011.  This increase of $26.3 million or 72% is driven by increased customer demand for our products and services, as demonstrated by our backlog increasing from 25 units as of December 31, 2010 to 43 units as of March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in our 2010 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2010 Annual Report on Form 10−K.  We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP.  Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers.  We believe the most critical accounting policies in this regard are those described in our 2010 Annual Report on Form 10−K.  While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2010 Annual Report on Form 10−K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.  We had no outstanding debt under our credit facility at March 31, 2011.

Our accounts receivable are principally with oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  Please see Part I, Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the risk factors affecting us.

There have been no material changes in the market risk factors since December 31, 2010.

Item 4.	Controls and Procedures.

Material Weakness Previously Disclosed

As discussed in our 2010 Annual Report on Form 10-K, we did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of December 31, 2009.  During 2010, we noted the previously reported control deficiency surrounding our income tax provision was not isolated solely to non-routine and atypical transactions but more broadly affects the completeness and accuracy of our world-wide provision for income taxes.  Accordingly, our management concluded we did not maintain effective control over accounting for income taxes as of December 31, 2010.  Specifically, our internal control to review our local country tax returns and return to provision calculations and analysis was not operating with the level of rigor and precision necessary to ensure the accounting for our income tax provision and deferred tax balances was being completely and accurately recorded on a timely basis.  This control deficiency resulted in the identification of several immaterial errors impacting the income tax provision and deferred tax balances related to prior period financial statements.  Although these errors did not result in the restatement of our previously filed consolidated financial statements, this control deficiency could result in the misstatement of income tax accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined the previously reported control deficiency continues to exist, although it more broadly affects our income tax provision and disclosures, and therefore this control deficiency continues to constitute a material weakness as of March 31, 2011.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As of March 31, 2011, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to income taxes.  Because of this material weakness, we performed additional procedures to ensure that our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2011 were fairly presented in all material respects in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We continue to take action in remediating the material weakness identified by our management by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes.  Specifically, management believes the recent personnel additions in our tax department and their timely and diligent execution of existing controls related to the preparation and review of our local country tax accrual, tax returns and return to provision calculations and analysis should remediate the existing material weakness.

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

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.  See Part I, Item 3—“Legal Proceedings” in our 2010 Annual Report on Form 10-K and Part I, Item 1—“Financial Statements and Supplementary Data”, Note 10 of this quarterly report on Form 10-Q for a summary of our ongoing legal proceedings.

Item 1A.	Risk Factors.

See Part I, Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the risk factors affecting us.  There have been no material changes in the risk factors described in Part I, Item 1A—Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date: May 09, 2011

TESCO CORPORATION

By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: May 09, 2011

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