Form 10-Q
period 2011-06-30
TESCO CORP
filed 2011-08-09
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————

Form 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares of Common Stock outstanding as of July 31, 2011:   38,197,450

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$41,330	$60,603
Accounts receivable trade, net of allowance for doubtful accounts of $1,083 and $865 as of June 30, 2011 and December 31, 2010, respectively	95,030	72,971
Inventories, net	86,996	59,190
Income taxes recoverable	4,262	2,343
Deferred income taxes	7,908	8,110
Prepaid and other assets	24,515	22,768

Total current assets	260,041	225,985
Property, plant and equipment, net	183,603	182,686
Goodwill	29,394	29,394
Deferred income taxes	11,513	12,690
Intangible and other assets, net	4,246	4,153

Total assets	$488,797	$454,908

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$37,106	$23,785
Deferred revenue	20,337	11,987
Warranty reserves	2,199	1,698
Income taxes payable	2,337	3,433
Accrued and other current liabilities	29,018	32,289

Total current liabilities	90,997	73,192
Other liabilities	2,769	1,168
Deferred income taxes	3,391	4,879

Total liabilities	97,157	79,239

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,186 and 38,058 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	200,694	196,431
Retained earnings	155,445	143,737
Accumulated comprehensive income	35,501	35,501

Total shareholders’ equity	391,640	375,669

Total liabilities and shareholders’ equity	$488,797	$454,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Products	$43,917	$28,794	$81,110	$56,881
Services	73,361	56,761	141,790	114,770
	117,278	85,555	222,900	171,651
Operating expenses
Cost of sales and services
Products	33,486	20,833	58,545	42,434
Services	60,945	49,566	119,379	98,608
	94,431	70,399	177,924	141,042
Selling, general and administrative	11,589	11,892	23,317	22,668
Research and engineering	2,403	1,917	5,288	3,556
Total operating expenses	108,423	84,208	206,529	167,266
Operating income	8,855	1,347	16,371	4,385
Other expense (income)
Interest expense	798	196	1,084	251
Interest income	(2,482)	(73)	(2,482)	(95)
Foreign exchange loss (gain)	697	45	883	165
Other expense (income)	(559)	144	(531)	(214)
Total other expense (income)	(1,546)	312	(1,046)	107
Income before income taxes	10,401	1,035	17,417	4,278
Income tax provision	3,012	334	5,711	1,372
Net income	$7,389	$701	$11,706	$2,906

Earnings per share:
Basic	$0.19	$0.02	$0.31	$0.08
Diluted	$0.19	$0.02	$0.30	$0.08
Weighted average number of shares:
Basic	38,164	37,792	38,120	37,776
Diluted	38,928	38,650	38,831	38,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$11,706	$2,906
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18,501	17,567
Stock compensation expense	4,139	3,010
Bad debt expense (recovery)	323	(431)
Deferred income taxes	(197)	(1,665)
Amortization of deferred financing costs	91	174
Loss (gain) on sale of operating assets	(1,170)	19
Changes in operating assets and liabilities:
Accounts receivable trade, net	(22,382)	(6,782)
Inventories	(27,806)	6,271
Prepaid and other current assets	(332)	(4,921)
Accounts payable and accrued liabilities	18,697	4,793
Other noncurrent assets and liabilities, net	902	—
Income tax payable (recoverable)	(2,930)	(1,324)
Other, net	—	(164)
Net cash provided by (used for) operating activities	(458)	19,453

Investing Activities
Additions to property, plant and equipment	(19,470)	(14,086)
Proceeds on sale of operating assets	1,616	4,905
Change in restricted cash	(1,415)	—
Other, net	—	36
Net cash used for investing activities	(19,269)	(9,145)

Financing Activities
Repayments of debt	—	(8,600)
Proceeds from exercise of stock options	539	120
Excess tax benefit associated with equity compensation	(85)	(214)
Net cash provided by (used for) financing activities	454	(8,694)

Change in cash and cash equivalents	(19,273)	1,614
Net cash and cash equivalents, beginning of period	60,603	39,930
Net cash and cash equivalents, end of period	$41,330	$41,544

Supplemental cash flow information
Cash payments for interest	$119	$88
Cash payments for income taxes	8,833	5,657
Cash received for income tax refunds	459	1,075
Property, plant and equipment accrued in accounts payable	1,275	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the six months ended June 30, 2011
Balances at January 1, 2011	38,058	$196,431	$143,737	$35,501	$375,669
Components of comprehensive income
Net income	—	—	11,706	—	11,706
Total comprehensive income					11,706
Issuance and exercises under stock plans	128	4,263	—	—	4,263
Balances at June 30, 2011	38,186	$200,694	$155,443	$35,501	$391,638

For the six months ended June 30, 2010
Balances at January 1, 2010	37,750	$189,966	$136,692	$35,501	$362,159
Components of comprehensive income
Net income	—	—	2,906	—	2,906
Total comprehensive income					2,906
Issuance and exercises under stock plans	75	3,437	—	—	3,437
Balances at June 30, 2010	37,825	$193,403	$139,598	$35,501	$368,502

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report on Form 10-K”), which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of June 30, 2011 and for the quarter and six months ended June 30, 2011 and 2010 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2010 from the audited consolidated balance sheet filed in our 2010 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Reclassifications

Our unaudited condensed consolidated financial statements for prior periods include reclassifications that are made to conform to the current year presentation.  In our unaudited condensed consolidated statement of operations for the six months ended June 30, 2010, we reclassified royalty income of $0.3 million from other expense (income) to products revenue as it has become a more significant part of our business.  Additionally, we combined common shares and contributed surplus in our unaudited condensed consolidated balance sheet as of December 31, 2010 as our common shares have no par value and our board of directors has not assigned a discretionary par value to the common shares.  These reclassifications did not impact our reported net income, stockholders’ equity, or cash flows from operating activities.

Subsequent Events

We conducted our subsequent events review through the date these unaudited condensed consolidated financial statements were filed with the SEC.

Note 2 – Revisions to Previously Issued Financial Statements

Colombian net-worth tax

The Colombian government enacted a one-time, net-worth tax for all Colombian entities, effective January 1, 2011, to be payable in eight semi-annual installments from 2011 to 2014.  Due to the effect of this new tax reform act, we should have recorded a liability in the first quarter 2011.  Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $0.7 million, which is not deductible for tax purposes.  Our first semi-annual payment was made in May 2011.

The out of period adjustment is not material from a quantitative or qualitative perspective to the financial statements; therefore, the three months ended March 31, 2011 has not been restated. The financial statements for the six months ended June 30, 2011 properly reflect the Colombian tax obligation. The following table summarizes the effect of recording the revision on the unaudited condensed consolidated statement of income for the quarter ended March 31, 2011 (in thousands):

	Three Months Ended March, 31 2011
	As previously reported	Adjustments	As revised
Revenue
Products	$37,193	$—	$37,193
Services	68,429	—	68,429

	105,622	—	105,622
Operating expenses
Cost of sales and services
Products	25,059	—	25,059
Services	57,741	693	58,434

	82,800	693	83,493
Selling, general and administrative	11,728	—	11,728
Research and engineering	2,885	—	2,885

Total operating expenses	97,413	693	98,106

Operating income	8,209	(693)	7,516

Other expense
Interest expense	286	—	286
Interest income	—	—	—
Foreign exchange losses	186	—	186
Other expense	28	—	28

Total other expense	500	—	500

Income before income taxes	7,709	(693)	7,016
Income tax provision (benefit)	2,699		2,699

Net income	$5,010	$(693)	$4,317

Earnings per share:
Basic	$0.13	$(0.02)	$0.11
Diluted	$0.13	$(0.02)	$0.11
Weighted average number of shares:
Basic	38,076	—	38,076
Diluted	38,753	—	38,753

Presentation of top drive sale

Our unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2010 has been revised to reflect $1.5 million of proceeds received for the sale of two used top drives from investing activities to operating activities as they were sold to a third party and were not from our top drive rental fleet.  The out of period adjustment is not material from a quantitative or qualitative perspective to the financial statements; therefore, the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2010 has not been restated.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies, as described in the notes to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, requiring entities to present items of net income and other comprehensive income either in on continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. As we elect to not early adopt, the new requirement will be effective for us for the year ended December 31, 2011.

Note 4—Details of Certain Accounts

At June 30, 2011 and December 31, 2010, prepaid and other current assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Prepaid taxes other than income	$3,794	$9,601
Deposits	9,848	3,055
Prepaid insurance	1,978	3,791
Other prepaid expenses	4,286	3,219
Restricted cash	2,916	1,502
Deferred job costs	1,086	229
Non-trade receivables	607	1,371
	$24,515	$22,768

At June 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll and benefits	$13,021	$15,926
Accrual for foreign withholding tax claim	5,125	5,022
Accrued taxes other than income taxes	6,856	9,488
Other current liabilities	4,016	1,853
	$29,018	$32,289

Note 5—Inventories

At June 30, 2011 and December 31, 2010, inventories, net of reserves of $6.0 million for excess and obsolete inventories, by major classification were as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$56,305	$33,227
Work in progress	2,030	1,837
Finished goods	28,661	24,126
	$86,996	$59,190

     Finished goods inventory included $1.6 million and $3.4 million at June 30, 2011 and December 31, 2010, respectively, for completed top drive systems that were pending delivery to customers.

Note 6—Property, plant and equipment

At June 30, 2011 and December 31, 2010, property, plant and equipment, at cost, by major category were as follows (in thousands):

	June 30, 2011	December 31, 2010
Land, buildings and leaseholds	$21,486	$20,896
Drilling equipment	280,786	273,996
Manufacturing equipment	6,277	6,112
Office equipment and other	25,258	22,818
Capital work in progress	12,281	11,630
	346,088	335,452
Less: Accumulated depreciation	(162,485)	(152,766)
	$183,603	$182,686

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $0.6 million and $0.8 million for the three and six months ended June 30, 2011, respectively. One used top drive was sold from our rental fleet during the three and six months ended June 30, 2011.

Depreciation and amortization expense for the three and six months ended June 30, 2011 and 2010 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales and services	$8,755	$8,545	$17,606	$17,073
Selling, general and administrative expense	473	236	877	481
Research and engineering	6	7	18	13
	$9,234	$8,788	$18,501	$17,567

Sale of Operating Assets

     When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenue and the cost of sales and services is included in gain on sale of operating assets in the accompanying unaudited condensed consolidated statement of cash flows.

 Note 7—Warranties

Changes in our warranty accrual for the six months ended June 30, 2011 were as follows (in thousands):

Six Months Ended June 30, 2011
Balance, January 1, 2011	$1,698
Charged to expense, net	642
Deductions	(278)
Balance, June 30, 2011	$2,062

Note 8—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	38,164	37,792	38,120	37,776
Dilutive effect of stock-based compensation	764	858	711	904
Diluted weighted average number of shares outstanding	38,928	38,650	38,831	38,680
Anti-dilutive options excluded from calculation due to exercise prices	608	1,223	735	1,221

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxable on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision (benefit) for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current tax provision	$3,706	$1,904	$5,908	$3,037
Deferred tax provision (benefit)	(694)	(1,570)	(197)	(1,665)
Income tax provision	$3,012	$334	$5,711	$1,372

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 29.0% and 32.8% for the three and six months ended June 30, 2011 compared to 32.3% and 32.1% for the same periods in 2010.  The 3.3% decrease and 0.7% increase in our effective tax rate for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 is due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

As of June 30, 2011 and December 31, 2010, we had an accrual for uncertain tax positions of $1.2 million.  This liability is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

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

Note 10—Mexico Tax and Interest Refund

We have been previously advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor, except for 1996 as discussed below, and 2001 and 2002, both of which are currently before the Mexican Tax Court.  The outcome of such appeals is uncertain.  We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters that remain will likely not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In May 2002, we paid a deposit of $3.3 million to the Mexican tax authorities in order to appeal the reassessment for 1996.  In 2007, we requested and received a refund of approximately $3.7 million (the original deposit amount of $3.3 million plus $0.4 million in interest).  With the return of the $3.3 million deposit, the Mexican tax authorities issued a resolution indicating that we were owed an additional $3.4 million in interest and inflation adjustments but this amount had been retained by the tax authorities to satisfy a second reassessment for 1996.  We believed the second reassessment was invalid, and appealed it to the Mexican Tax Court.  In 2009, the Mexican Tax Court issued a decision accepting our arguments in part, which was subject to further appeal.

In May 2011, we received a refund of approximately $3.8 million (the remaining $3.4 million noted above, plus $0.4 million of additional interest and inflation adjustments).  We have included $2.4 million in interest income, $0.6 million in other income, partially offset by $0.4 million of related interest expense.  The remaining $1.2 million is included in other liabilities pending the ultimate resolution of this issue.

Note 11—Commitments and Contingencies

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

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a 2006 shipment of oilfield equipment that was made from our Canadian manufacturing facility to Sudan.  We reviewed this matter and have provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved were approximately 0.5% and 0.7% of total revenue in 2006 and 2007.  Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  An agreement tolling any applicable statute of limitations governing this investigation expired in January 2011 without a request for an extension. This matter is still open. To date, we have responded timely to OFAC’s requests and received no further questions.  Until such time as we receive substantive OFAC follow up on the matter, the effect on our consolidated financial position, results of operations or cash flows is not reasonably estimable.  Accordingly, we have not accrued a reserve for this matter as of June 30, 2011.

In December 2007, Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division (the “Marshall Suit”), alleging that various of our technologies infringe 11 different patents held by Weatherford.  Weatherford sought monetary damages and an injunction against further infringement.  Our technologies referred to in the claim included the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system.  We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

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

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  In February 2011, we received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter for a total accrual of $5.1 million as of June 30, 2011.

During the second quarter, we signed a definitive agreement to acquire 100% of the issued and outstanding stock of a private tubular services company in the Middle East.  The closing of the transaction is waiting on local regulatory approval.  We expect the transaction to close during the third quarter.   The purchase price for the company is approximately $17.0 million, exclusive of assumed debt of approximately $8.0 million.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At June 30, 2011 and December 31, 2010, our total exposure under outstanding letters of credit was $9.2 million and $7.2 million.

Note 12—Segment Information

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended June 30, 2011
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$78,568	$34,783	$3,927	$—	$—	$117,278
Depreciation and amortization	2,712	4,423	1,168	6	925	9,234
Operating income (loss)	21,657	2,496	(3,724)	(2,403)	(9,171)	8,855
Other expense (income)						(1,546)
Income before income taxes						$10,401

	Three Months Ended June 30, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$53,488	$29,258	$2,809	$—	$—	$85,555
Depreciation and amortization	2,525	4,441	1,083	7	732	8,788
Operating income (loss)	13,040	1,666	(2,799)	(1,917)	(8,643)	1,347
Other expense (income)						312
Income before income taxes						$1,035

	Six Months Ended June 30, 2011
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$149,017	$67,071	$6,812	$—	$—	$222,900
Depreciation and amortization	5,338	8,998	2,315	18	1,832	18,501
Operating income (loss)	42,816	4,109	(6,837)	(5,289)	(18,428)	16,371
Other expense (income)						(1,046)
Income before income taxes						$17,417

	Six Months Ended June 30, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$105,574	$60,555	$5,522	$—	$—	$171,651
Depreciation and amortization	4,916	9,049	2,112	13	1,477	17,567
Operating income (loss)	25,397	5,182	(5,563)	(3,556)	(17,075)	4,385
Other expense (income)						107
Income before income taxes						$4,278

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$39,514	$38,977	$81,882	$80,996
South America	15,470	9,626	31,619	16,510
Canada	14,733	8,436	26,442	15,444
Russia	14,648	6,865	24,442	9,860
Asia Pacific	13,966	7,134	24,031	17,678
Mexico	10,053	8,574	17,763	18,080
Europe, Africa and Middle East	8,894	5,943	16,721	12,955
Total	$117,278	$85,555	$222,900	$171,523

Our physical location of our net property, plant and equipment by geographic area as of June 30, 2011 and 2010 was as follows (in thousands):

	June 30, 2011	December 31, 2010
United States	$59,090	$60,706
Mexico	29,707	29,582
Asia Pacific	21,840	22,137
Russia	21,755	21,583
South America	20,121	19,131
Europe, Africa and Middle East	16,114	16,083
Canada	14,976	13,464
Total	$183,603	$182,686

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

Business Environment

In 2010 and into 2011, oil and natural gas drilling activity increased significantly, from the downturn in prior years.  International rig count increased from 2010 levels and continues to improve in 2011.  One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows average rig count by region for the three and six months ended June 30, 2011 and 2010.

	Three Months Average Rig Count(1)				Six Months Average Rig Count(1)
	June, 30	June 30,	Increase (Decrease)		June 30,	June 30,	Increase (Decrease)
	2011	2010	2010 to 2011		2011	2010	2010 to 2011

U.S.	1,830	1,508	322	21%	1,773	1,463	310	21%
Canada	188	166	22	13%	387	300	87	29%
Latin America(2)	417	394	23	6%	413	381	32	8%
Asia Pacific(3)	251	267	(16)	(6%)	262	262	––	––
Middle East	291	256	35	14%	287	258	29	11%
Europe(4)	112	96	16	17%	115	92	23	25%
Africa	76	81	(5)	(6%)	79	82	(3)	(4%)
Worldwide	3,165	2,768	397	14%	3,316	2,838	478	17%

(1)  Source:     Baker Hughes Incorporated worldwide rig count; averages are monthly.
(2)  Includes Mexico
(3)  Includes China
(4)  Includes Russia

Summary of Second Quarter and Six Months Ended June 30, 2011 and Operational Performance

During the second quarter of 2011, our Top Drive segment had a significant increase in the number of top drive units sold and rental days compared to the same period in 2010.  Our Tubular Services segment operating income has improved in the second quarter of 2011 as compared to the first quarter of 2011 and the second quarter of 2010. This segment is recovering from lower activity in the Gulf of Mexico as the industry recovers from the drilling moratorium imposed in 2010 and extreme winter weather conditions that slowed North America operations in the first quarter of 2011. Our proprietary tubular services offering continues to gain market acceptance and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.  We believe that our financial condition has improved significantly over the past year, as demonstrated by the following:

•
Increased revenue from $85.6 million in the second quarter of 2010 to $117.3 million in the second quarter of 2011 and from $171.7 million to $222.9 million for the six months ended 2010 and 2011, respectively;

•
Increased operating income from $1.3 million in the second quarter of 2010 to $8.9 million in the second quarter of 2011 and from $4.4 million to $16.4 million for the six months ended 2010 and 2011, respectively;

•	Growth in our top drive backlog from 22 units with potential revenue value of $28.4 million at June 30, 2010 to 67 units with potential revenue value of $75.1 million at June 30, 2011;
•	We remained debt-free as all cash requirements were funded from cash provided by operating activities; and
•
Although operating activities provided less cash and cash equivalents to fund operating activities during the second quarter of 2011 as compared to the same period in 2010, we built inventory in order to meet anticipated customer demand.

 Outlook for 2011

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued improvement in 2011 in the oil and natural gas industry. Below is a table that shows projected drilling activity for 2011 by region and compares these projections to the number of wells drilled during each of the years ended December 31, 2010, 2009 and 2008.  In particular, U.S. and Canadian activity is projected to increase by 9% and international activity is projected to increase by 2% from average 2010 levels.

	Wells drilled (1) Years ended December 31,
	2011	2010	2009	2008
	(forecast)(1)
U.S.	50,392	45,617	37,204	54,749
Canada	11,163	10,912	8,010	18,661
Latin America (including Mexico)	5,506	5,450	4,531	5,243
Europe, Africa, Middle East (including Russia)	11,867	11,359	10,519	11,429
Far East (including China)	23,942	23,802	23,655	22,490
Worldwide	102,870	97,140	83,919	112,572

(1) Source: Report by World Oil magazine, February 2011.

Current global macro-economic conditions make any projections uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity in 2011, as follows:

•
Top Drive - Based upon existing drilling and bidding levels, current economic forecasts and the size of our product sale backlog, we expect our top drive order rate and rental activity to continue to moderately increase in 2011.   We consider a product sale as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, has paid a non-refundable deposit. Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly or job rates. Accordingly, we have no backlog for services. Our outstanding new unit sales backlog was 67 units at June 30, 2011, compared to 43 units at March 31, 2011 and 25 units at December 31, 2010.   Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on selected product offerings.  However, we expect that international demand for our top drive rental services will expand, following the increase experienced in North America in 2010.  As such, we intend to grow our rental fleet of top drives in 2011.

•
Tubular Services - We expect our CDS proprietary casing running business to continue to grow moderately in 2011 and our conventional casing running activities to show slight improvement as the market recovers.  We will continue to expand our proprietary casing service offerings, particularly in the major unconventional shale regions in North America and selected international locations. Furthermore, we expect drilling activity in the Gulf of Mexico to gradually increase in 2011, which should increase demand for our MCLRS proprietary services.

•	CASING DRILLING – We expect improvement in our CASING DRILLING revenue and operating results in 2011 based on signed contracts and current bidding activity.

Operating Results

Below is a summary of our operating results for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
(in thousands, except percentages)
Segment revenue
Top Drive	$78,568	$53,488	$25,080	47%	$149,017	$105,574	$43,443	41%
Tubular Services	34,783	29,258	5,525	19%	67,071	60,555	6,516	11%
CASING DRILLING	3,927	2,809	1,118	40%	6,812	5,522	1,290	23%
Consolidated revenue	$117,278	$85,555	$31,723	37%	$222,900	$171,651	$51,249	30%

Segment operating income (loss)
Top Drive	$21,657	$13,040	$8,617	66%	$42,816	$25,397	$17,419	69%
Tubular Services	2,496	1,666	830	50%	4,109	5,182	(1,073)	(21%)
CASING DRILLING	(3,724)	(2,799)	(925)	(33%)	(6,837)	(5,563)	(1,274)	(23%)
Research & engineering	(2,403)	(1,917)	(486)	(25%)	(5,289)	(3,556)	(1,733)	(49%)
Corporate and other	(9,171)	(8,643)	(528)	(6%)	(18,428)	(17,075)	(1,353)	(8%)
Consolidated operating income	8,855	1,347	7,508	557%	16,371	4,385	11,986	273%
Other expense (income)	(1,546)	312	(1,858)	(596%)	(1,046)	107	(1,153)	(1078%)
Income tax provision	3,012	334	2,678	802%	5,711	1,372	4,339	316%
Net income	$7,389	$701	$6,688	954%	$11,706	$2,906	$8,800	303%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  Below is a summary of our operating results and metrics for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011

Top Drive revenue
Sales	$30,953	$17,864	$13,089	73%	$55,915	$34,940	$20,975	60%
Rental services	34,652	24,822	9,830	40%	67,908	48,949	18,959	39%
After-market sales and services	12,963	10,802	2,161	20%	25,194	21,685	3,509	16%
	$78,568	$53,488	$25,080	47%	$149,017	$105,574	$43,443	41%

Top Drive operating income	$21,657	$13,040	$8,617	66%	$42,816	$25,397	$17,419	69%

Number of top drive sales:
New	21	10	11	110%	38	22	16	73%
Used or consignment	3	3	—	—	4	5	(1)	(20%)
	24	13	11	85%	42	27	15	56%
End of period number of top drives in rental fleet:	128	122	6	5%	128	122	6	5%
Rental operating days(a)	7,039	5,524	1,515	27%	13,909	10,897	3,012	28%
Average daily operating rate	$4,923	$4,493	$430	10%	$4,882	$4,492	$390	9%

(a) Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive sales revenue — The increase in revenue for the three and six months ended June 30, 2011 compared to the same period in 2010 is due to an increase in the number of units sold during the respective periods.  The average active rig count increased for the first and second quarters of 2011 by 21% and 14%, respectively, from the same period in 2010 as the oil and natural gas drilling activity continues its recovery from the past two years.  Additionally, top drive sales have increased due to new rig build activity necessary to meet global drilling demand.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used top drive units or consignment units was $1.9 million and $3.2 million during the three months ended June 30, 2011 and 2010 and $2.6 million and $4.6 million for the six months ended June 30, 2011 and 2010, respectively.

Top Drive rental services revenue — The increase in revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010 is due to improved operating days, utilization rates and a slightly larger rental fleet during the respective periods.   The average active rig count increased for the first and second quarters of 2011 by 21% and 14%, respectively, from the same period in 2010 as the oil and natural gas drilling activity continues its recovery from the past two years.

Top Drive after-market sales and services revenue — Revenue for the three and six months ended June 30, 2011 have improved when compared to the same periods in 2010 as we recover lost business experienced in 2009 and 2010 due to the industry downturn and as a result of a larger installed base of top drives.

Top Drive operating income — The increase in Top Drive operating income for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is due to higher revenue for Top Drive sales, rental services, and after-market sales and services discussed above as well as improved margins as the oil and natural gas drilling activity continues to recover from the severe downturn of 2009.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional casing running services, which are typically offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, which uses certain components of our CASING DRILLING technology, in particular the CDS, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  Additionally, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our operating results and metrics for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages and number of jobs):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011

Tubular Services revenue
Proprietary	$29,230	$24,910	$4,320	17%	$53,758	$50,698	$3,060	6%
Conventional	5,553	4,348	1,205	28%	13,313	9,857	3,456	35%
	$34,783	$29,258	$5,525	19%	$67,071	$60,555	$6,516	11%

Tubular Services operating income	$2,496	$1,666	$830	50%	$4,109	$5,182	$(1,073)	(21%)

Number of proprietary jobs	914	783	131	17%	1,734	1,580	154	10%

The increase in Tubular Services revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010 is due to increased demand for tubular services from customers active in shale gas exploration and production in the United States and Canada.  A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our proprietary service offerings. These increases were partially offset by declines in our MCLRS proprietary tubular services of $1.1 million and $3.6 million for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to the Deepwater Horizon explosion, the temporary Gulf of Mexico drilling moratorium and the resulting negative impact on the deepwater drilling permitting process as described in Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.

Tubular Services operating income increased by 50% and decreased by 21% for the three months and six months ended June 30, 2011, respectively, as compared to the same periods in 2010 despite the 19% and 11% increases in segment revenue for the same periods in 2010.  The differences for the three and six months periods ended June 30, 2011 as compared to the same periods in 2010 are a result of the difference in margins between the MCLRS work lost due to the Deepwater Horizon explosion in April 2010 and temporary moratorium and the less profitable on-shore work that increased during the same period.  In addition, inclement cold weather in a large portion of the United States during the first quarter 2011 negatively impacted our Tubular Services margins.

CASING DRILLING Segment

Our CASING DRILLING business is based on our proprietary CASING DRILLING technology, which uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.  In contrast, conventional or straight practice rotary drilling requires the use of drill pipe and drill string components.  The demonstrated benefits of using well casing to drill the well compared with conventional drilling include a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator.  Below is a summary of our operating results for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011

CASING DRILLING revenue	$3,927	$2,809	$1,118	40%	$6,812	$5,522	$1,290	23%
CASING DRILLING operating loss	$(3,724)	$(2,799)	$(925)	(33%)	$(6,837)	$(5,563)	$(1,274)	(23%)

CASING DRILLING revenue for the three and six months ended June 30, 2011 improved over the same periods in 2010 due to improved demand for our services from multi-well contracts.

CASING DRILLING operating loss increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 despite revenue in those periods increasing due to our increased investment in personnel and other infrastructure. We believe that demand for our CASING DRILLING services will improve during 2011 based on signed contracts and current bidding activity, which necessitated the increased investment in advance of that activity.

We routinely assess whether impairment indicators of our long-lived assets are present based on triggering events that include continued declines in the market or not achieving our internal projections in future years. Although we expect slightly improved operating results for CASING DRILLING for the remainder of 2011, we have experienced losses in the CASING DRILLING segment over the past few years and expect losses to continue in the near term.  We therefore conducted a test of recoverability as set forth in current accounting guidance for long-lived assets and determined that our CASING DRILLING long-lived assets were not impaired as of December 31, 2010.  Our analysis includes significant growth and profitability assumptions beginning in 2012.   If the expected market conditions do not occur at the level expected or within the timeframe projected, we may determine in the future that our CASING DRILLING long-lived assets are impaired. As of June 30, 2011 our CASING DRILLING long-lived assets had a net book value of approximately $13.8 million.  We believe that our CASING DRILLING business will be profitable in the future and will become a more valuable and significant part of our operations.  Accordingly, we will continue to invest in our CASING DRILLING infrastructure around the world while monitoring costs and streamlining internal processes.  If, in the future, we determine that an impairment of our CASING DRILLING long-lived assets has occurred, the amount of such impairment expense could be material to our results of operations, but we expect that it would not materially impact our cash flows or overall viability.

 Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.  Below is a summary of our research and engineering expense for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011

Research and engineering expense	$2,403	$1,917	$486	25%	$5,288	$3,556	$1,732	49%

Research and engineering expenses increased during the three and six months ended June 30, 2011 as compared to the same periods in 2010 as we continue to invest in the development, commercialization and enhancements of our proprietary technologies. Specifically, we have increased our headcount and incurred additional costs for engineering, prototype construction and training.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011

Corporate and other expenses	$9,171	$8,643	$528	6%	$18,428	$17,075	$1,353	8%
Corporate and other expenses as a % of revenue	8%	10%		(2%)	8%	10%		(2%)

The increase in corporate and other expenses is due to increased taxes other than income taxes and increased incentive stock compensation expense.  Taxes other than income taxes increased by $0.3 million and $1.2 million for the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to a one-time net-worth tax assessed by the Colombian government as of January 1, 2011 of $0.7 million as well as increased property taxes in the U.S. Incentive stock compensation expense increased by $0.2 million and $1.1 million for the three and six months ended June 30, 2011, respectively as compared to the same periods in 2010 due to an increase in the amount  of restricted stock and options granted to our employees in 2010.

Other Expense (Income)

Below is a summary of our other expense (income) for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011

Other expense (income)
Interest expense	$798	$196	$602	307%	$1,084	$251	$833	332%
Interest income	(2,482)	(73)	(2,409)	(3300%)	(2,482)	(95)	(2,387)	(2513%)
Foreign exchange losses	697	45	652	1449%	883	165	718	435%
Other expense (income)	(559)	144	(703)	nm	(531)	(214)	(317)	nm
Total other expense (income)	$(1,546)	$312	$(1,858)	(596%)	$(1,046)	$107	$(1,153)	(1078%)

nm ––	Percentage is not meaningful

The significant increase in other income for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is due to a refund received from the Mexican tax authorities during the second quarter of 2011 as described in Note 10.   We have included $2.4 million in interest income, $0.6 million in other income, partially offset by $0.4 million of interest expense related to this refund.

In addition, we incur interest expense for a commitment fee under our revolving credit facility – see Item 2, Liquidity and Capital Resources, included in this Quarterly Report on Form 10-Q.  We paid all outstanding amounts owed under our credit facility in the first quarter of 2010 and following such payment and have remained debt-free.

Foreign exchange losses are due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including the Canadian dollar, Argentinean pesos, Mexican pesos, Russian rubles, Euros, and Singapore dollars, among others.  From time to time, we may use foreign currency forward contracts to manage our currency exchange exposures on foreign currency denominated balances and anticipated cash flows. However, we did not have any foreign currency forward contracts in place during the three and six months ended June 30, 2011 and 2010.

  Income Tax Provision

	Three Months Ended June 30,		Increase/Decrease	Six Months Ended June 30,		Increase/Decrease
	2011	2010	2010 to 2011	2011	2010	2010 to 2011

Effective income tax rate	29.0%	32.3%	(3.3%)	32.8%	32.1%	0.7%

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

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

Our net cash position at June 30, 2011 and December 31, 2010 was as follows (in thousands):

	June 30, 2011	December 31, 2010
Cash	$41,330	$60,603
Long term debt	—	—
Net cash	$41,330	$60,603

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

We have a credit agreement which was entered into in 2007 and has since been amended several times (“credit facility”).  Our credit facility is maintained by a syndicate of seven banks, and we are not aware of any insolvency issues with respect to any of our syndicate banks.  Our credit facility originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to increase the line of credit to $145 million in December 2007.  Our credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on June 5, 2012.  Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit.  Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.

Our credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, a quarterly capital expenditure limitation, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry. The credit facility is secured by substantially all our assets.  All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility.  As of June 30, 2011, our capital expenditures are limited to the lesser of $75 million or 100% of consolidated EBITDA (as defined in the credit facility) plus the net cash proceeds from asset sales for the four then most recent quarters.

The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. As of June 30, 2011, we had no outstanding borrowings, $9.2 million in letters of credit outstanding, and $135.8 million available under the Revolver.  We were in compliance with our bank covenants at June 30, 2011.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2011 and 2010.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash used in operating activities was $0.5 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $19.5 million during the same period in 2010.  Net income adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, gain on sale of operating assets and deferred income tax expense, provided $33.4 million and $21.6 million of cash during the six months ended June 30, 2011 and 2010, respectively.  The net change in working capital and other balance sheet accounts used $33.9 million in the six months ended June 30, 2011 compared to providing $3.1 million during the same period in 2010, primarily due to cash outlays for inventory purchases to support increasing business activity as well as increasing accounts receivable as a result of our increased activity levels derived from the continued recovery in the economy and the oil and natural gas drilling activities in general.  Although operating activities provided less cash and cash equivalents to fund operating activities during the second quarter of 2011 as compared to the same period in 2010, we did so primarily to build inventory in order to meet anticipated customer demand.

Investing Activities – Net cash used for investing activities was $19.3 million during the six months ended June 30, 2011 compared to $9.1 million during the same period of 2010.  Our capital expenditures of $19.4 million increased by $5.3 million, or 38% during the six months ended June 30, 2011 compared to same period in 2010 to meet projected demand for our products and services as a result of the continued moderate economic recovery.

Financing Activities – Net cash provided by financing activities was $0.5 million during the six months ended June 30, 2011 compared to net cash used in financing activities of $8.7 million for the same period in 2010.  During the first quarter of 2010, we used $8.6 million of cash to repay our debt and have not borrowed any amounts under our revolving credit facility since that time.

 We also monitor the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenue, cash flows and earnings.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendor, have risen from $36.6 million as of December 31, 2010 to $66.1 million as of June 30, 2011.  This increase of $29.5 million, or 81%, is driven by increased customer demand for our products and services, as demonstrated by our backlog increasing from 25 units as of December 31, 2010 to 67 units as of June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10−K.  We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP.  Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers.  We believe that the most critical accounting policies in this regard are those described in our 2010 Annual Report on Form 10−K.  While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2010 Annual Report on Form 10−K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.  We had no outstanding debt under our credit facility at June 30, 2011.

Our accounts receivable are principally with oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  Please see Part I, Item 1A—“Risk Factors” in our 2010 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.

There have been no material changes in the market risk factors since December 31, 2010.

Item 4.	Controls and Procedures.

Material Weakness Previously Disclosed

As discussed in our 2010 Annual Report on Form 10-K, we did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of December 31, 2009.  During 2010, we noted the previously reported control deficiency surrounding our income tax provision was not isolated solely to non-routine and atypical transactions but more broadly affects the completeness and accuracy of our world-wide provision for income taxes.  Accordingly, our management concluded we did not maintain effective control over accounting for income taxes as of December 31, 2010.  Specifically, our internal control to review our local country tax returns and return to provision calculations and analysis was not operating with the level of rigor and precision necessary to ensure the accounting for our income tax provision and deferred tax balances was being completely and accurately recorded on a timely basis.  This control deficiency resulted in the identification of several immaterial errors impacting the income tax provision and deferred tax balances related to prior period financial statements.  Although these errors did not result in the restatement of our previously filed consolidated financial statements, this control deficiency could result in the misstatement of income tax accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined the previously reported control deficiency continues to exist, although it more broadly affects our income tax provision and disclosures, and therefore this control deficiency continues to constitute a material weakness as of June 30, 2011. The controls over our tax provision process occur on an annual basis and will not be tested again until year-end.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As of June 30, 2011, our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to income taxes.  Because of this material weakness, we performed additional procedures to ensure that our unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2011 were fairly presented in all material respects in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We continue to take action in remediating the material weakness identified by our management by thoroughly reviewing the tax provision process and existing controls to identify areas in need of improvement and to increase the efficiency and effectiveness of our internal controls over the accounting for income taxes.  Specifically, management believes personnel additions in our tax department in 2010 and 2011 and their timely and diligent execution of existing controls related to the preparation and review of our local country tax accrual, tax returns and return to provision calculations and analysis should remediate the existing material weakness.

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

See Part I, Item 1A—Risk Factors in our 2010 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.  There have been no material changes in the risk factors described in Part I, Item 1A—Risk Factors disclosed in our 2010 Annual Report on Form 10-K.

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

Date: August 9, 2011

TESCO CORPORATION

By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer

Date: August 9, 2011

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

4.2*
Amended and Restated Shareholder Rights Plan Agreement by and between Tesco Corporation and Computershare Trust Corporation of Canada, dated June 6, 2011 and effective as of May 4, 2011 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 3, 2011)

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