Form 10-Q
period 2011-09-30
TESCO CORP
filed 2011-11-08
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of October 31, 2011:   38,228,773

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved.  We caution readers not to place undue reliance on these forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$35,650	$60,603
Accounts receivable trade, net of allowance for doubtful accounts of $1,254 and $865 as of September 30, 2011 and December 31, 2010, respectively	95,036	72,971
Inventories, net	104,280	59,190
Income taxes recoverable	6,452	2,343
Deferred income taxes	7,685	8,110
Prepaid and other assets	29,039	22,768
Total current assets	278,142	225,985
Property, plant and equipment, net	188,355	182,686
Goodwill	29,394	29,394
Deferred income taxes	11,495	12,690
Intangible and other assets, net	3,714	4,153
Total assets	$511,100	$454,908
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$46,655	$23,785
Deferred revenue	24,706	11,987
Warranty reserves	2,501	1,698
Income taxes payable	1,285	3,433
Accrued and other current liabilities	28,537	32,289
Total current liabilities	103,684	73,192
Other liabilities	2,682	1,168
Deferred income taxes	5,607	4,879
Total liabilities	111,973	79,239
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,222 and 38,058 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	204,357	196,431
Retained earnings	159,269	143,737
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	399,127	375,669
Total liabilities and shareholders’ equity	$511,100	$454,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Products	$48,523	$32,866	$129,633	$89,491
Services	78,466	60,610	220,256	175,380
	126,989	93,476	349,889	264,871
Operating expenses
Cost of sales and services
Products	36,935	23,897	95,481	66,331
Services	65,510	50,876	184,889	149,484
	102,445	74,773	280,370	215,815
Selling, general and administrative	12,127	11,385	35,444	34,053
Research and engineering	3,991	2,317	9,280	5,873
Total operating expenses	118,563	88,475	325,094	255,741
Operating income	8,426	5,001	24,795	9,130
Other expense (income)
Interest expense	146	155	1,230	406
Interest income	(16)	(33)	(2,513)	(128)
Foreign exchange loss	1,693	75	2,591	240
Other expense (income)	99	217	(433)	(253)
Total other expense	1,922	414	875	265
Income before income taxes	6,504	4,587	23,920	8,865
Income tax provision	2,676	1,603	8,388	2,975
Net income	$3,828	$2,984	$15,532	$5,890
Earnings per share:
Basic	0.10	0.08	0.41	0.16
Diluted	0.10	0.08	0.40	0.15
Weighted average number of shares:
Basic	38,207	37,828	38,150	37,793
Diluted	38,961	38,678	38,870	38,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$15,532	$5,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,069	26,459
Stock compensation expense	5,599	4,420
Bad debt expense (recovery)	488	(430)
Deferred income taxes	2,263	1,627
Amortization of deferred financing costs	137	99
Gain on sale of operating assets	(1,425)	(2,051)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(22,554)	(12,463)
Inventories	(45,090)	4,069
Prepaid and other current assets	(4,945)	(5,190)
Accounts payable and accrued liabilities	34,313	9,810
Other noncurrent assets and liabilities, net	1,040	(3,668)
Income tax payable (recoverable)	(6,256)	181
Net cash provided by operating activities	7,171	28,753
Investing Activities
Additions to property, plant and equipment	(34,310)	(23,331)
Proceeds on sale of operating assets	2,442	5,376
Additions to restricted cash	(1,326)	—
Net cash used for investing activities	(33,194)	(17,955)
Financing Activities
Repayments of debt	—	(8,600)
Proceeds from exercise of stock options	1,070	88
Other	—	(196)
Net cash provided by (used for) financing activities	1,070	(8,708)
Change in cash and cash equivalents	(24,953)	2,090
Net cash and cash equivalents, beginning of period	60,603	39,930
Net cash and cash equivalents, end of period	$35,650	$42,020
Supplemental cash flow information
Cash payments for interest	$260	$243
Cash payments for income taxes	12,920	8,647
Cash received for income tax refunds	471	3,798
Property, plant and equipment accrued in accounts payable	1,069	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the nine months ended September 30, 2011
Balances at January 1, 2011	38,058	$196,431	$143,737	$35,501	$375,669
Components of comprehensive income
Net income	—	—	15,532	—	15,532
Total comprehensive income					15,532
Stock compensation related activity	164	7,926	—	—	7,926
Balances at September 30, 2011	38,222	$204,357	$159,269	$35,501	$399,127

For the nine months ended September 30, 2010
Balances at January 1, 2010	37,750	$189,966	$136,692	$35,501	$362,159
Components of comprehensive income
Net income	—	—	5,890	—	5,890
Total comprehensive income					5,890
Stock compensation related activity	86	5,453		—	5,453
Balances at September 30, 2010	37,836	$195,419	$142,582	$35,501	$373,502

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report on Form 10-K”), which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of September 30, 2011 and for the quarter and nine months ended September 30, 2011 and 2010 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2010 from the audited consolidated balance sheet filed in our 2010 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Reclassifications

Our unaudited condensed consolidated financial statements for prior periods include reclassifications that are made to conform to the current year presentation.  These reclassifications did not impact our reported net income, stockholders’ equity, or cash flows from operating activities. These reclassifications include:

•
$0.4 million of royalty income from other expense (income) to products revenue in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010 as it has become a more significant part of our business.

•
combined common shares and contributed surplus in our unaudited condensed consolidated balance sheet as of December 31, 2010 as our common shares have no par value and our board of directors has not assigned a discretionary par value to the common shares.

Subsequent Events

During the second quarter of 2011, we signed a definitive agreement to acquire 100% of the issued and outstanding stock of Premiere Casing Services - Egypt SAE ("Premiere"), a private tubular services company located in Egypt for $17.0 million, plus approximately $8.0 million of assumed debt.  We closed on this transaction on October 16, 2011. We plan to retain Premiere's senior management team and workforce of 200 people, which will be integrated into our Dubai-based Middle East business unit. For the purposes of our public disclosure obligations, we do not consider the acquisition of Premiere to be a material transaction.

We conducted our subsequent events review through the date these unaudited condensed consolidated financial statements were filed with the SEC.

Note 2—Revision to Previously Issued Financial Statements

Colombian net-worth tax

The Colombian government enacted a one-time, net-worth tax for all Colombian entities, effective January 1, 2011, to be payable in eight semi-annual installments from 2011 to 2014.  Due to the effect of this new tax reform act, we should have recorded a liability in the first quarter 2011.  Based on our Colombian operations’ net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation is approximately $0.7 million, which is not deductible for tax purposes.  Our first semi-annual payment was made in May 2011. The out of period adjustment reduced net income for the three months ended March 31, 2011 by $0.7 million or $0.02 per diluted share. The out of period adjustment is not material from a quantitative or qualitative perspective to the financial statements; therefore, the three months ended March 31, 2011 have not been restated. The condensed consolidated financial statements for the nine months ended September 30, 2011 properly reflect the Colombian tax obligation.

Note 3—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies, as described in the notes to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, requiring entities to present items of net income and other comprehensive income either in a continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. As we are not electing to early adopt, the new provision will be effective for us for interim and annual periods beginning after December 15, 2011. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, providing entities with an option to use a qualitative approach to test goodwill for impairment if certain conditions are met. As we are not electing to early adopt, the new provision will be effective for us for interim and annual periods beginning after December 15, 2011. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

Note 4—Details of Certain Accounts

At September 30, 2011 and December 31, 2010, prepaid and other current assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Prepaid taxes other than income	$5,755	$9,601
Deposits	12,226	3,055
Prepaid insurance	1,240	3,791
Other prepaid expenses	4,759	3,219
Restricted cash	2,828	1,502
Deferred job costs	1,579	229
Non-trade receivables	652	1,371
	$29,039	$22,768

At September 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and benefits	$11,296	$15,926
Accrual for foreign withholding tax claim	5,125	5,022
Accrued taxes other than income taxes	8,147	9,488
Other current liabilities	3,969	1,853
	$28,537	$32,289

Note 5—Inventories

At September 30, 2011 and December 31, 2010, inventories, net of reserves of $6.0 million for excess and obsolete inventories, by major classification were as follows (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$64,970	$32,227
Work in progress	6,618	1,837
Finished goods	32,692	25,126
	$104,280	$59,190

Finished goods inventory included $5 million and $3.4 million at September 30, 2011 and December 31, 2010, respectively, for completed top drive systems that were pending delivery to customers.

Note 6—Property, plant and equipment

At September 30, 2011 and December 31, 2010, property, plant and equipment, at cost, by major category were as follows (in thousands):

	September 30, 2011	December 31, 2010
Land, buildings and leaseholds	$21,990	$20,896
Drilling equipment	283,521	273,996
Manufacturing equipment	6,340	6,112
Office equipment and other	26,774	22,818
Capital work in progress	21,270	11,630
	359,895	335,452
Less: Accumulated depreciation	(171,540)	(152,766)
	$188,355	$182,686

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $0.1 million and $3 million for the nine months ended September 30, 2011 and 2010, respectively. One used top drive was sold from our rental fleet during the nine months ended September 30, 2011 compared to seven used top drives during the same period in 2010. There were no sales of used units or consignment units in the three months ended September 30, 2011.

Depreciation and amortization expense for the three and nine months ended September 30, 2011 and 2010 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales and services	$9,008	$8,614	$26,615	$25,687
Selling, general and administrative expense	558	278	1,454	772
	$9,566	$8,892	$28,069	$26,459

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

 Note 7—Warranties

Changes in our warranty accrual for the nine months ended September 30, 2011 were as follows (in thousands):

Nine Months Ended September 30,
Balance as of January 1, 2011	$1,698
Charged to expense, net	1,176
Deductions	(373)
Balance as of September 30, 2011	$2,501

Note 8—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average number of shares outstanding	38,207	37,828	38,150	37,793
Dilutive effect of stock-based compensation	754	850	720	886
Diluted weighted average number of shares outstanding	38,961	38,678	38,870	38,679
Anti-dilutive options excluded from calculation due to exercise prices	690	752	688	708

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision (benefit) for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current tax provision	$216	$(1,689)	$6,125	$1,348
Deferred tax provision (benefit)	2,460	3,292	2,263	1,627
Income tax provision	$2,676	$1,603	$8,388	$2,975

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 41% and 35% for the three and nine months ended September 30, 2011 compared to 35% and 34% for the same periods in 2010.  The 6% increase and 1% increase in our effective tax rate for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 is due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

As of September 30, 2011 and December 31, 2010, we had an accrual for uncertain tax positions of $1.2 million.  This liability is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

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

Note 10—Mexico Tax and Interest Refund

We have been previously advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor, except for 1996 as discussed below, and 2001 and 2002, both of which are currently before the Mexican Tax Court.  The outcomes of such appeals are uncertain.  We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters will likely not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

In May 2011, we received a refund of approximately $3.8 million (the remaining $3.4 million noted above, plus $0.4 million of additional interest and inflation adjustments) and recorded $2.4 million in interest income, $0.6 million in other income, partially offset by $0.4 million of related interest expense.  The remaining $1.2 million is included in other liabilities pending the ultimate resolution of this issue.

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

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a 2006 shipment of oilfield equipment that was made from our Canadian manufacturing facility to Sudan.  We reviewed this matter and have provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved were approximately 0.5% and 0.7% of total revenue in 2006 and 2007, respectively.  Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  An agreement tolling any applicable statute of limitations governing this investigation expired in January 2011 without a request for an extension. This matter is still open. To date, we have responded timely to OFAC’s requests and received no further questions.  Until such time as we receive substantive OFAC follow up on the matter, the effect on our consolidated financial position, results of operations or cash flows is not reasonably estimable.  Accordingly, we have not accrued a reserve for this matter as of September 30, 2011.

In December 2007, Weatherford International, Inc. and Weatherford/Lamb Inc. (“Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division (the “Marshall Suit”), alleging that various of our technologies infringe 11 different patents held by Weatherford.  Weatherford sought monetary damages and an injunction against further infringement.  Our technologies referred to in the claim included the CDS™, the CASING DRILLING™ system and method, a float valve, and the locking mechanism for the controls of the tubular handling system.  We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

In August 2008, we filed suit against several competitors in the U.S. District Court for the Southern District of Texas – Houston Division, including Weatherford (the “Houston Suit”).  The Houston Suit claims infringement of two of our patents related to our CDS™.  On October 26, 2010, we entered into a settlement with Weatherford (the “Settlement”) dismissing both the Marshall Suit and the Houston Suit (as it relates to Weatherford) with prejudice.  Among other provisions, the Settlement contains the following terms:

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

On November 11, 2010 we won a jury verdict against National Oilwell Varco, L.P. ("NOV"), Frank's Casing Crew and Rental Tools, Inc. ("Frank") and Offshore Energy Services, Inc. ("OES") for infringing our U.S. Patent Nos. 7,140,443 and 7,377,324.  In that verdict, the jury found that NOV's accused product, the CRT 350, infringes all valid patent claims in the asserted patents, and that NOV contributorily infringed all valid patent claims in the asserted patents.  The jury also found that Frank's accused products; the SuperTAWG, the FA-1 and the CRT 350, and OES's accused products, the CRT 350, infringe all valid patent claims in the asserted patents.  Damages were stipulated by the parties and the verdict is subject to entry of judgment and appeal.   On April 12, 2011, the Court ordered additional, limited discovery to be conducted before any further rulings will be issued. This additional discovery is ongoing.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  In February 2011, we received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter for a total accrual of $4.8 million as of September 30, 2011.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At September 30, 2011 and December 31, 2010, our total exposure under outstanding letters of credit was $9.2 million and $7.2 million, respectively.

Note 12—Segment Information

Business Segments

Our four business segments are: Top Drive, Tubular Services, CASING DRILLING™ and Research and Engineering. Our Top Drive segment is comprised of top drive sales, top drive rentals and after-market sales and service.  Our Tubular Services segment includes both our proprietary and conventional tubular services.  Our CASING DRILLING™ segment consists of our proprietary CASING DRILLING™ technology.  Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services, CASING DRILLING™ technology, and top drive model development.

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2011
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$83,579	$38,082	$5,328	––	––	$126,989
Depreciation and amortization	2,899	4,484	1,180	9	994	9,566
Operating income (loss)	20,598	4,291	(2,830)	(3,991)	(9,642)	8,426
Other expense (income)						1,922
Income before income taxes						$6,504

	Three Months Ended September 30, 2010
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$61,381	$28,639	$3,456	––	––	$93,476
Depreciation and amortization	2,766	4,376	1,081	10	659	8,892
Operating income (loss)	15,907	1,893	(2,445)	(2,317)	(8,037)	5,001
Other expense (income)						414
Income before income taxes						$4,587

	Nine Months Ended September 30, 2011
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$232,598	$105,152	$12,139	––	––	$349,889
Depreciation and amortization	8,237	13,482	3,495	27	2,828	28,069
Operating income (loss)	63,414	8,401	(9,668)	(9,280)	(28,072)	24,795
Other expense (income)						875
Income before income taxes						$23,920

	Nine Months Ended September 30, 2010
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$166,954	$89,194	$8,723	––	––	$264,871
Depreciation and amortization	7,682	13,425	3,193	23	2,136	26,459
Operating income (loss)	41,303	7,075	(8,263)	(5,873)	(25,112)	9,130
Other expense (income)						265
Income before income taxes						$8,865

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	41,072	45,499	122,954	126,366
South America	13,323	8,465	44,943	24,975
Canada	22,309	9,782	48,750	25,226
Russia	17,571	7,294	42,013	17,155
Asia Pacific	13,848	9,845	37,879	27,523
Mexico	11,024	6,976	28,787	25,056
Europe, Africa and Middle East	7,842	5,615	24,563	18,570
Total	126,989	93,476	349,889	264,871

The physical location of our net property, plant and equipment by geographic area as of September 30, 2011 and 2010 was as follows (in thousands):

	September 30, 2011	December 31, 2010
United States	$59,648	$60,706
Mexico	32,729	29,582
South America	26,022	19,131
Asia Pacific	21,638	22,137
Russia	21,346	21,583
Europe, Africa and Middle East	14,319	16,083
Canada	12,653	13,464
Total	$188,355	$182,686

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

Our four business segments are:

•	Top Drives – top drive sales, top drive rentals and after-market sales and services;

•	Tubular Services – proprietary and conventional tubular services;

•	CASING DRILLING™ – proprietary CASING DRILLING™ technology; and

•	Research and Engineering – internal research and development activities related to our proprietary tubular services, CASING DRILLING™ technology, and top drive model development.

Business Environment

In 2010 and into 2011, oil and natural gas drilling activity increased significantly from the downturn in prior years.  International rig count increased from 2010 levels and continues to improve in 2011.  One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows average rig count by region for the three and nine months ended September 30, 2011 and 2010.

	Three Months Average Rig Count(1)				Nine Months Average Rig Count(1)
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
U.S.	1,945	1,622	323	20%	1,830	1,492	338	23%
Canada	443	361	82	23%	406	332	74	22%
Latin America(2)	437	385	52	14%	421	383	38	10%
Middle East	289	273	16	6%	288	263	25	10%
Asia Pacific(3)	249	276	(27)	(10)%	258	267	(9)	(3)%
Europe(4)	123	92	31	34%	117	92	25	27%
Africa	71	84	(13)	(15)%	76	83	(7)	(8)%
Worldwide	3,557	3,093	464	15%	3,396	2,912	484	17%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.
(2)  Includes Mexico
(3)  Includes China
(4)  Includes Russia

Summary of Third Quarter and Nine Months Ended September 30, 2011 and Operational Performance

During the third quarter of 2011, our Top Drive segment had a significant increase in the number of top drive units sold and rental days compared to the same period in 2010.  Our Tubular Services segment operating income has improved in the third quarter of 2011 as compared to the second quarter of 2011 and the third quarter of 2010. This segment is recovering from lower activity in the Gulf of Mexico caused by the drilling moratorium imposed in 2010 and extreme winter weather conditions that slowed North American operations in the first quarter of 2011. Our proprietary tubular services offering continues to gain market acceptance and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.  We believe that our financial condition has improved significantly over the past year, as demonstrated by the following:

•
Increased revenue from $93.5 million in the third quarter of 2010 to $127.0 million in the third quarter of 2011 and from $264.9 million to $349.9 million for the nine months ended 2010 and 2011, respectively;

•
Increased operating income from $5.0 million in the third quarter of 2010 to $8.4 million in the third quarter of 2011 and from $9.1 million to $24.8 million for the nine months ended 2010 and 2011, respectively;

•	Growth in our top drive backlog from 26 units with potential revenue value of $33.0 million at September 30, 2010 to 68 units with potential revenue value of $73.6 million at September 30, 2011;

•	We remain debt-free as all cash requirements were funded from cash provided by operating activities; and

•
Although operating activities provided less cash and cash equivalents to fund operating activities during the nine months ended September 30, 2011 as compared to the same period in 2010, we built inventory in order to meet anticipated customer demand.

 Outlook for 2011

Volatility in the global economy has increased over the past few months as a result of the United States debt downgrade, European debt crisis, reduced consumer demand and slower GDP growth rates in the United States and internationally. Reflecting the growing uncertainties in the global economy, OPEC, in October 2011, lowered its estimate of 2011 world oil demand growth from the initial forecast growth of 1.2% to 1.0%. Furthermore, in order to address negative fiscal situations and initiate deficit reduction measures, many governments are seeking additional revenue sources, including eliminating key federal income tax incentives currently available to oil and natural gas exploration and production companies. Current global macro-economic conditions make any projections difficult and uncertain; however, they could result in oil and gas operators curtailing drilling activity, which would negatively affect our business.

Thus far, clear signs of weakening demand have had a limited impact on oil and natural gas market fundamentals and we continue to anticipate moderately improved activity for the remainder of 2011 in each of our revenue generating segments, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and the size of our product sale backlog, we expect our top drive order rate and rental activity to continue to moderately increase for the remainder of 2011.   We consider a product sale as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, has paid a non-refundable deposit. Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly or job rates. Accordingly, we have no backlog for services. Our outstanding new unit sales backlog was 68 units at September 30, 2011, compared to 67 units at June 30, 2011 and 25 units at December 31, 2010.   Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings. We expect that international demand for our top drive rental services will continue to expand, following the increase experienced in North America in 2010.  As such, we intend to continue to grow our rental fleet of top drives for the remainder of 2011.

•
Tubular Services - We expect our CDS™ proprietary casing running business to continue to grow moderately for the remainder of 2011 and our conventional casing running activities to show slight improvement as the market recovers.  We will continue to expand our proprietary casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase into 2012, which should increase demand for our MCLRS proprietary services.

During the second quarter of 2011, we signed a definitive agreement to acquire 100% of the issued and outstanding stock of Premiere Casing Services - Egypt SAE ("Premiere"), a private tubular services company located in Egypt for $17.0 million, plus approximately $8.0 million of assumed debt.  We closed on this transaction on October 16, 2011.  This acquisition is our first entry into the Egyptian tubular services market and positions us to expand into the onshore and offshore markets throughout North Africa and the Middle East region.  We have retained Premiere's senior management team and workforce of 200 people, which will be integrated into our Dubai-based Middle East business unit.

•
CASING DRILLING™ – We expect a slight improvement in our CASING DRILLING™ revenue and operating results in the last quarter of 2011. However, we have experienced losses in the CASING DRILLING™ segment over the past few years and expect losses to continue in the near term.

Operating Results

Below is a summary of our operating results for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
(in thousands, except percentages)
Segment revenue
Top Drive	$83,579	$61,381	$22,198	36%	232,598	166,954	65,644	39%
Tubular Services	38,082	28,639	9,443	33%	105,152	89,194	15,958	18%
CASING DRILLING™	5,328	3,456	1,872	54%	12,139	8,723	3,416	39%
Consolidated revenue	$126,989	$93,476	$33,513	36%	349,889	264,871	85,018	32%
Segment operating income (loss)
Top Drive	$20,598	$15,907	$4,691	29%	63,414	41,303	22,111	54%
Tubular Services	4,291	1,893	2,398	127%	8,401	7,075	1,326	19%
CASING DRILLING™	(2,830)	(2,445)	(385)	16%	(9,668)	(8,263)	(1,405)	17%
Research & engineering	(3,991)	(2,317)	(1,674)	72%	(9,280)	(5,873)	(3,407)	58%
Corporate and other	(9,642)	(8,037)	(1,605)	20%	(28,072)	(25,112)	(2,960)	12%
Consolidated operating income	8,426	5,001	3,425	68%	24,795	9,130	15,665	172%
Other expense (income)	1,922	414	1,508	364%	875	265	610	230%
Income tax provision	2,676	1,603	1,073	67%	8,388	2,975	5,413	182%
Net income	$3,828	$2,984	$844	28%	15,532	5,890	9,642	164%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  Below is a summary of our operating results and metrics for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
Top Drive revenue
Sales	$35,337	$19,836	$15,501	78%	$91,254	$54,775	$36,479	67%
Rental services	35,057	28,514	6,543	23%	102,965	77,463	25,502	33%
After-market sales and services	13,185	13,031	154	1%	38,379	34,716	3,663	11%
	$83,579	$61,381	$22,198	36%	$232,598	$166,954	$65,644	39%
Top Drive operating income	$20,598	$15,907	$4,691	29%	$63,414	$41,303	$22,111	54%
Number of top drive sales:
New	27	16	11	69%	65	38	27	71%
Used or consignment	—	2	(2)	(100)%	4	7	(3)	(43)%
	27	18	9	50%	69	45	24	53%
End of period number of top drives in rental fleet:	135	123	12	10%	135	123	12	10%
Rental operating days(a)	7,398	6,144	1,254	20%	21,307	17,041	4,266	25%
Average daily operating rate	$4,739	$4,641	$98	2%	$4,832	$4,546	$286	6%

 (a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by increased oil and natural gas drilling activity and new rig build activity undertaken in 2011 to meet anticipated global drilling demand. The average active rig count increased for the second and third quarters of 2011 by 14% and 15%, respectively, from the same periods in 2010.

Top Drive sales revenue — The increase in revenue for the three and nine months ended September 30, 2011 compared to the same periods in 2010 is due to an increase in the number of new units sold during the respective periods.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used top drive units or consignment units was $2.4 million during the three months ended September 30, 2010 and $2.6 million and $7.1 million for the nine months ended September 30, 2011 and 2010, respectively. There were no sales of used units or consignment units in the three months ended September 30, 2011.

Top Drive rental revenue — The increase in revenue for the three and nine months ended September 30, 2011 compared to the same periods in 2010 is due to improved operating days, utilization rates and a larger rental fleet during the respective periods.

Top Drive after-market sales and services revenue — Revenue for the three and nine months ended September 30, 2011 has improved when compared to the same periods in 2010 as we recover lost business experienced in 2009 and 2010 due to the industry downturn and as a result of a larger installed base of top drives.

Top Drive operating income — The increase in Top Drive operating income for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is due to higher revenue for Top Drive sales, rental services, and after-market sales and services discussed above as well as improved margins as the oil and natural gas drilling activity continues to recover from the severe downturn of 2009.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional casing running services, which are typically offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, which uses certain components of our CASING DRILLING™ technology, in particular the CDS™, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  In addition, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional

Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our operating results and metrics for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages and number of jobs):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
Tubular Services revenue
Proprietary	$30,898	$23,107	$7,791	34%	$84,655	$73,806	$10,849	15%
Conventional	7,184	5,532	1,652	30%	20,497	15,388	5,109	33%
	$38,082	$28,639	$9,443	33%	$105,152	$89,194	$15,958	18%
Tubular Services operating income	$4,291	$1,893	$2,398	127%	$8,401	$7,075	$1,326	19%
Number of proprietary jobs	958	770	188	24%	2,692	2,350	342	15%

The increase in Tubular Services revenue for the three and nine months ended September 30, 2011 compared to the same periods in 2010 is due to increased demand for tubular services, as shown by the increase in the number of jobs during the respective periods, from customers active in shale gas exploration and production in the United States and Canada.  A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our proprietary service offerings. In addition, increased international demand for our tubular services has resulted in new jobs at higher margins. These increases were partially offset by declines in our MCLRS proprietary tubular services of $0.3 million for the nine months ended 2011 compared to the same period in 2010 due to the Deepwater Horizon explosion, the temporary Gulf of Mexico drilling moratorium and the resulting negative impact on the deepwater drilling permitting process as described in Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report on Form 10-K.

The increase in Tubular Services operating income for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010 is due to higher revenue for proprietary and conventional jobs discussed above as well as improved margins as oil and natural gas drilling activity continues to recover from the severe downturn of 2009.

CASING DRILLING™ Segment

Our CASING DRILLING™ business is based on our proprietary CASING DRILLING™ technology, which uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.  In contrast, conventional or straight practice rotary drilling requires the use of drill pipe and drill string components.  The demonstrated benefits of using well casing to drill the well compared with conventional drilling include a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator.  Below is a summary of our operating results for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
CASING DRILLING™ revenue	$5,328	$3,456	$1,872	54%	$12,139	$8,723	$3,416	39%
CASING DRILLING™ operating loss	$(2,830)	$(2,445)	$(385)	16%	$(9,668)	$(8,263)	$(1,405)	17%

CASING DRILLING™ revenue for the three and nine months ended September 30, 2011 improved over the same periods in 2010 due to improved demand for our services from multi-well contracts and an increase in the number of higher-margin jobs performed.

CASING DRILLING™ operating loss increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 despite revenue in those periods increasing due to our increased investment in personnel and other infrastructure. We believe that demand for our CASING DRILLING™ services will continue to improve for the remainder of 2011 and into 2012 based on signed contracts and current bidding activity, which necessitated the increased investment in advance of that activity.

We routinely assess whether impairment indicators of our long-lived assets are present based on triggering events that include continued declines in the market or not achieving our internal projections in future years. Although we expect slightly improved operating results for CASING DRILLING™ for the remainder of 2011, we have experienced losses in the CASING DRILLING™ segment over the past few years and expect losses to continue in the near term.  We therefore conducted a test of recoverability as set forth in current accounting guidance for long-lived assets and determined that our CASING DRILLING™ long-lived assets were not impaired as of December 31, 2010.  Our analysis includes significant growth and profitability assumptions beginning in 2012.   If the expected market conditions do not occur at the level expected or within the timeframe projected, we may determine in the future that our CASING DRILLING™ long-lived assets are impaired. As of September 30, 2011 our CASING DRILLING™ long-lived assets and inventory had net book values of approximately $13.6 million and $7.4 million, respectively.  If, in the future, we determine that an impairment of our CASING DRILLING™ long-lived assets has occurred, the amount of such impairment expense could be material to our results of operations, but we expect that it would not materially impact our cash flows or overall viability.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology, CASING DRILLING™ technology and top drive model development.  Below is a summary of our research and engineering expense for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
Research and engineering expense	$3,991	$2,317	$1,674	72%	$9,280	$5,873	$3,407	58%

Research and engineering expenses increased during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 as we continue to invest in the development, commercialization and enhancements of our proprietary technologies. We incurred $1.6 million of drilling and refurbishment costs in connection with a successful customer demonstration of a liner drilling test well in the three months ended September 30, 2011.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
Corporate and other expenses	$9,642	$8,037	$1,605	20%	$28,072	$25,112	$2,960	12%
Corporate and other expenses as a % of revenue	8%	9%		(1)%	8%	9%		(1)%

Corporate and other expenses increased during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 as we increased headcount to meet increased business activity. Specifically, employee compensation and benefits increased by $1.6 million and $4.0 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. These increases were partially offset by a reduction of legal expenses due to the resolution of the patent litigation with Weatherford in the fourth quarter of 2010. We successfully defended our case and as a result legal expenses decreased by $0.8 million and $2.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.

Other Expense (Income)

Below is a summary of our other expense (income) for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,		Increase/Decrease		Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011		2011	2010	2010 to 2011
Other expense (income)
Interest expense	$146	$155	$(9)	(6)%	$1,230	$406	$824	203%
Interest income	(16)	(33)	17	(52)%	(2,513)	(128)	(2,385)	1,863%
Foreign exchange losses	1,693	75	1,618	2,157%	2,591	240	2,351	980%
Other expense (income)	99	217	(118)	nm	(433)	(253)	(180)	nm
Total other expense (income)	$1,922	$414	$1,508	364%	$875	$265	$610	230%

nm ––    Percentage is not meaningful

The significant increase in other expense for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is due to foreign exchange losses as a result of increased volatility in the global economy caused by the United States debt downgrade, European debt crisis and heightened global concerns of a double-dip recession. Foreign exchange losses are due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including Canadian dollars, Argentine pesos, Mexican pesos, Russian rubles, Euros, and Singapore dollars, among others.  From time to time, we may use foreign currency forward contracts to manage our currency exchange exposures on foreign currency denominated balances and anticipated cash flows. However, we did not have any foreign currency forward contracts in place during the three and nine months ended September 30, 2011 and 2010.

Other interest income for the nine months ended September 30, 2011 as compared to the same period in 2010 also significantly increased due to a refund received from the Mexican tax authorities during the second quarter of 2011 as described in Note 10.   We have included $2.4 million in interest income, $0.6 million in other income, partially offset by $0.4 million of interest expense related to this refund.

In addition, we incur interest expense for a commitment fee under our revolving credit facility – see Item 2, "Liquidity and Capital Resources", included in this Quarterly Report on Form 10-Q.  We paid all outstanding amounts owed under our credit facility in the first quarter of 2010 and, following such payment, have remained debt-free.

  Income Tax Provision

	Three Months Ended September 30,		Increase/Decrease	Nine Months Ended September 30,		Increase/Decrease
	2011	2010	2010 to 2011	2011	2010	2010 to 2011
Effective income tax rate	41%	35%	6%	35%	34%	1%

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2011, we forecast capital expenditures to be between $55 million to $60 million based on increased demand for our products and services. We expect to be able to fund our activities for 2011 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

Our net cash position at September 30, 2011 and December 31, 2010 was as follows (in thousands):

	September 30, 2011	December 31, 2010
Cash	$35,650	$60,603
Long term debt	—	—
Net cash	$35,650	$60,603

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

We have a credit agreement which was entered into in 2007 and has since been amended several times (“credit facility”).  Our credit facility is maintained by a syndicate of seven banks, and we are not aware of any insolvency issues with respect to any of our syndicate banks.  Our credit facility originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to increase the line of credit to $145 million in December 2007.  Our credit facility has a term of five years and all outstanding borrowings, if any, on the Revolver are due and payable when it ends on June 5, 2012.  Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit.  Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.

Our credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, a quarterly capital expenditure limitation, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders, and contains other restrictions, which are standard to the industry. The credit facility is secured by substantially all our assets.  All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility.  As of September 30, 2011, our capital expenditures are limited to the lesser of $75 million or 100% of consolidated EBITDA (as defined in the credit facility) plus the net cash proceeds from asset sales for the four then most recent quarters.

The availability of future borrowings may be limited in order to maintain certain financial ratios required under the covenants. As of September 30, 2011, we had no outstanding borrowings, $9.2 million in letters of credit outstanding, and $135.8 million available under the Revolver.  We were in compliance with our bank covenants at September 30, 2011.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2011 and 2010.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided in operating activities was $7.2 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $28.8 million during the same period in 2010.  The decrease in net cash provided by operating activities is primarily due to cash outlays for inventory purchases and increasing accounts payable, as a result of our increased activity levels from the continued recovery in the economy and the oil and natural gas drilling activities in general.

Inventory increased from $59.2 million at December 31, 2010 to $104.3 million at September 30, 2011 to support our growing top drive backlog, which increased from 25 units at December 31, 2010 to 68 units at September 30, 2011, forecasted customer demand and demand for top drive rental fleet additions. Inventory also increased to meet internal and forecasted customer demand for new CDS™ tools and AMSS parts.

Investing Activities – Net cash used for investing activities was $33.2 million during the nine months ended September 30, 2011 compared to $18.0 million during the same period of 2010.  Our capital expenditures of $34.3 million increased by $11.0 million, or 47%, during the nine months ended September 30, 2010 compared to same period in 2010 to meet projected demand for our products and services as a result of the continued moderate economic recovery.

Financing Activities – Net cash provided by financing activities was $1.1 million during the nine months ended September 30, 2011 compared to net cash used in financing activities of $8.7 million for the same period in 2010.  During the third quarter of 2010, we used $8.6 million of cash to repay our debt and have not borrowed any amounts under our revolving credit facility since that time.

We also monitor the creditworthiness and ability of our customers to obtain financing in order to mitigate any adverse impact on our revenue, cash flows and earnings.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendor, have risen from $36.6 million as of December 31, 2010 to $88.8 million as of September 30, 2011.  This increase of $52.2 million, or 143%, is driven by increased customer demand for our products and services, as demonstrated by our backlog increasing from 25 units as of December 31, 2010 to 68 units as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Annual Report on Form 10-K.

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

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.  We had no outstanding debt under our credit facility at September 30, 2011.

Our accounts receivable are principally with oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  Please see Part I, Item 1A—“Risk Factors” in our 2010 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.

There have been no material changes in the market risk factors since December 31, 2010.

Item 4.    Controls and Procedures.

Material Weakness Previously Disclosed

As discussed in our 2010 Annual Report on Form 10-K, we did not maintain effective control over accounting for income taxes with respect to non-routine and atypical transactions as of December 31, 2009.  During 2010, we noted the previously reported control deficiency surrounding our income tax provision was not isolated solely to non-routine and atypical transactions but more broadly affects the completeness and accuracy of our world-wide provision for income taxes.  Accordingly, our management concluded we did not maintain effective control over accounting for income taxes as of December 31, 2010.  Specifically, our internal control to review our local country tax returns and return to provision calculations and analysis was not operating with the level of rigor and precision necessary to ensure the accounting for our income tax provision and deferred tax balances was being completely and accurately recorded on a timely basis.  This control deficiency resulted in the identification of several immaterial errors impacting the income tax provision and deferred tax balances related to prior period financial statements.  Although these errors did not result in the restatement of our previously filed consolidated financial statements, this control deficiency could result in the misstatement of income tax accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined the previously reported control deficiency continues to exist, although it more broadly affects our income tax provision and disclosures, and therefore this control deficiency continues to constitute a material weakness as of September 30, 2011. The controls over our tax provision process occur on an annual basis and will not be tested again until year-end.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As of September 30, 2011, our Chief Executive Officer and Chief Financial Officer each participated with our management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to income taxes.  Because of this material weakness, we performed additional procedures to ensure that our unaudited condensed consolidated financial statements as of and for the quarter ended September 30, 2011 were fairly presented in all material respects in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.  See Part I, Item 3—“Legal Proceedings” in our 2010 Annual Report on Form 10-K and Part I, Item 1—“Financial Statements and Supplementary Data”, Note 11 of this Quarterly Report on Form 10-Q for a summary of our ongoing legal proceedings.

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

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date:	November 8, 2011

TESCO CORPORATION

	By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer
Date:	November 8, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation's Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1	Form of Common Share Certificate for Tesco Corporation

4.2*
Amended and Restated Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, dated June 6, 2011 and effective as of May 4, 2011 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on June 13, 2011)

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the indicated filing

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.