Form 10-K
period 2011-12-31
TESCO CORP
filed 2012-03-02
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2011 was $457,429,005 based upon the last sales price reported for such date on the NASDAQ Stock Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 30, 2011 have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
Number of shares of Common Stock outstanding as of February 29, 2012: 38,585,611

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form  10-K.

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDSTM or CDS
TESCO’s Multiple Control Line Running System	= MCLRSTM or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

 When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

PART I

Item 1. Business

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

For a further discussion of our business segments, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in this Annual Report on Form 10-K (the "Report on Form 10-K").

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

We offer seven distinct model series of top drive systems, using hydraulic, permanent magnet alternating current (“AC”) and induction AC technology.  We believe that we are industry leaders in the development and provision of permanent magnet technology in both portable and permanently installed top drive systems.  This technology provides very high power density, allowing for high performance and low weight.  We use AC induction technology and late generation power electronics in our smaller horsepower systems, such as our EMI machines, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base.  EMI top drive units are available with 150 to 250 ton load path configurations.  We also developed our EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 tons and generates 600 horsepower at the quill. The ESI is a new model of our current EXI System, which has a load path rating of 500 tons and generates 1,350 horsepower at the quill.  The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance at the quill.  The HXI machine has a load path rating of 250 tons and has a 700 horsepower self-contained diesel-driven hydraulic power unit.

In addition to our top drive sales, we rent top drives on a day-rate basis for land and offshore drilling rigs.  Our rental fleet offers a range of systems that can be installed in practically any mast configuration, including workover rigs.  Our fleet is composed principally of hydraulically powered top drive systems, with power ratings of 475 to 1,205 horsepower and load path ratings of

150 to 650 tons, each equipped with its own independent diesel engine driven hydraulic power unit.  This unique combination permits a high level of portability and installation flexibility.

Our top drive rental fleet, which was comprised of 132 units at December 31, 2011, is deployed strategically around the world to be available to customers on a timely basis.  Our fleet is highly transportable and we mobilize the top drive units to meet customer requests.   In order of size by region from highest to lowest, we currently have rental units in Latin America, the United States and Canada, Russia, Asia-Pacific, Europe, and the Middle East.  In response to the economic downturn and operating conditions during 2009, we redeployed over 10% of our U.S. fleet to international locations, including the Middle East, Latin America, Russia and Asia.  During 2010 and 2011, we continued to mobilize top drives to geographic areas with higher demand such as Russia, Romania and Latin America.

We also provide after-market sales and services to our installed customer base around the globe.  We maintain regional stocks of high-demand parts in order to expedite top quality, original replacement parts for top drive systems.  Our service offerings include the commissioning of all new units and recertification of working units including top drives, power units and various other top drive product and component repairs.  Our field-experienced personnel are responsible for the rig up and installation of all units, which includes both rental units and customer-owned units.  Our personnel also provide onsite training and top drive supervision.  In addition, technicians are available to perform work under ongoing maintenance contracts.

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

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd.  We believe that we have the second largest customer installed base and are the number two global provider of top drives, following NOV.  Of the three major top drive system providers, we are the only company that maintains a sizable fleet of assets solely for the purposes of rental.  Competition in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time and price.

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

Our top drive sales backlog at December 31, 2011 was 74 units with a total potential revenue value of $91.1 million, compared to 25 units with a total potential revenue value of $33.0 million at December 31, 2010. This increase reflects a higher order rate as a result of the strengthened economic and industry conditions in 2011.  Sales activity has improved in 2011 compared to 2010, and our backlog has surpassed pre-recession levels.

We have the ability to expand or downsize our top drive manufacturing capacity to meet current and expected customer demand.  In response to declining demand for our top drives due to industry and operating conditions caused by the recession, we downsized our manufacturing operations substantially during 2009.  As market conditions improved during 2010 and 2011, we maintained and added to our core manufacturing team, with a current manufacturing capacity of 11 to 14 top drive units per month, depending on system complexity. We believe that our top drive business needs to maintain manufacturing inventory of one to two quarters of production.  This limits our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce, yet allows us to be responsive to our client base.

Tubular Services segment

Our Tubular Services segment includes a suite of proprietary offerings, as well as conventional casing and tubing running services.  Casing is steel pipe that is installed in oil, natural gas or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well.  Most operators and drilling contractors install casing using service companies, like ours, who use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings of various sizes installed.  These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications.

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

We also offer installation service of deep water smart well completion equipment using our Multiple Control Line Running System (“MCLRS”) proprietary and patented technology.  We believe that this technology substantially improves the quality of the installation of high-end well completions by eliminating damage and splices to control and injection lines.  We also believe that this technology improves the speed and safety of the completion process by splitting the work area between personnel making up the tubing and personnel installing completion equipment.

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

While we are aware of competitive technology similar to our CDS tool, we believe that we continue to be the market leader in this technology. Other companies offering similar technology and services include NOV, Weatherford International and Franks International, Inc.  Our CDS system is easily and quickly installed on any top drive system and we offer skilled and trained personnel at the field level who have specialized knowledge of top drive drilling system operations.

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

The CASING DRILLING retrievable bottomhole assembly, which is comprised of the drill bit and other downhole tools, such as drilling motors, rotary steerable drilling systems, measurement–while–drilling and logging–while–drilling equipment, is lowered via wireline, drill pipe or a tubing string inside the casing and latched to the bottom joint of casing, retaining the ability to maintain the circulation of drilling fluid at all times.  Tools are recovered in a similar fashion, by use of wireline, or alternatively by use of drill pipe or a tubing string.  Since the casing remains on bottom in the well at all times, wellbore integrity is preserved, and the risk of a well control incident is reduced.

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

Research and Engineering segment

As a technology-driven company, we continue to invest significantly in research and development activities, primarily related to our proprietary technologies in tubular services, CASING DRILLING and top drive model development.  We hold rights, through patents and patent license agreements, to patented and/or patent pending technologies for certain innovations that we believe will have application to our core businesses.   We pursue patent protection in appropriate jurisdictions where we believe our innovations could have significant potential application to our core businesses.  We hold patents and patent applications in the United States, Canada, Europe, Norway and various other countries.  Our patent portfolio currently includes 186 issued patents, comprised of 83 U.S. and 103 foreign patents, and 164 pending patent applications, comprised of 49 U.S. and 115 foreign patent applications.  We generally retain all intellectual property rights to our technology through non-disclosure and technology ownership agreements with our employees, suppliers, consultants and other third parties with whom we do business.

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

We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.  For further discussion, see Part I, Item 1A, Risk Factors and Part II, Item 8, Financial Statements and Supplementary Data, Note 12 included in this Report on Form 10-K.

Our research and development costs were $12.5 million, $9.1 million and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We will continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Financial information about geographic areas

Our Top Drive, Tubular Services and CASING DRILLING businesses are distributed globally.  We do not track or measure property, plant and equipment by business segment and, as such, this information is not presented.  The following table presents our revenue by segment and geographic areas for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Top Drive Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2011	$219,168	64%	$125,530	36%	$344,698
2010	137,826	57%	106,107	43%	243,933
2009	107,348	48%	117,505	52%	224,853
	Tubular Services Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2011	$97,644	65%	$53,480	35%	$151,124
2010	84,656	69%	37,228	31%	121,884
2009	78,428	66%	39,871	34%	118,299
	CASING DRILLING Segment
	United Stated and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2011	$4,572	27%	$12,575	73%	$17,147
2010	6,822	53%	6,026	47%	12,848
2009	6,508	48%	7,188	52%	13,696

(1)
Effective January 1, 2010, we changed the contracts for new top drive sales to generally sell the units directly from our manufacturing facility in Canada.  This change increased the amount of top drive revenue recorded in Canada in 2011 and 2010, as compared to 2009, presented above.

Procurement of Materials and Supplies

For a discussion of the procurement of materials and supplies, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in this Report on Form 10-K.

Seasonality

Our business is subject to seasonal cycles, associated with winter-only, summer-only, dry-season or regulatory-based access to drilling locations.  The most significant of these occur in Canada and Russia, where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen.  As of December 31, 2011, approximately 17% of our top drive rental fleet operated in Canada and Russia.

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

No single customer accounted for 10% or more of our consolidated revenue in any of the three years ended December 31, 2011, 2010 and 2009.

Employees

As of December 31, 2011, the total number of our employees worldwide was 2,061. We believe that our relationship with our employees is good.  We work to maintain a high level of employee satisfaction and we believe our employee compensation systems are competitive.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available free of charge on our internet website at www.tescocorp.com.  These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed in the United States (“U.S.”) with the U.S. Securities and Exchange Commission (“SEC”) and in Canada on the System for Electronic Document Analysis and Retrieval (“SEDAR”).  Our Code of Business Conduct and Ethics ("Code") is also posted on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K and applicable NASDAQ rules regarding amendments to or waivers of our Code by posting this information on our Internet website at www.tescocorp.com. In addition to our internet website, copies of our U.S. public filings are available at www.sec.gov and copies of our Canadian public filings are available at www.sedar.com.

Item 1A. Risk Factors

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

Risks associated with the oil and natural gas industry

Our offshore oil and natural gas operations have been, and could be further, adversely impacted by the Deepwater Horizon drilling rig accident and resulting oil spill; changes in and compliance with restrictions or regulations on offshore drilling in the U.S. Gulf of Mexico and in other areas around the world may adversely affect our business and operating results.

On April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, owned by Transocean Ltd. and under contract to a subsidiary of BP plc. As a result of the incident and related oil spill, the Secretary of the US Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue a suspension, until November 30, 2010, of drilling activities for specified drilling configurations and technologies. The BOEMRE also issued new guidelines and regulations regarding safety, environmental matters, drilling equipment and decommissioning applicable to drilling in the U.S. Gulf of Mexico, and may take other additional steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays.

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

Changing political, economic or military circumstances throughout the energy-producing regions of the world can impact the market price of oil and natural gas for extended periods of time. As most of our accounts receivable are with customers involved in the oil and natural gas industry, any significant change in such circumstances could result in financial exposure in relation to affected customers.

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

Foreign, federal, state, and local authorities and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas (“GHG”) emissions. In the United States, the Environmental Protection Agency (“EPA”) is taking steps to require monitoring and reporting of GHG emissions and to regulate GHGs as pollutants under the Clean Air Act (“CAA”). The EPA finalized the Mandatory Greenhouse Reporting Rules in 2009. The EPA expanded those rules to require the reporting of GHG emissions from other specified large GHG emission sources in the United States on an annual basis, as well as certain onshore and offshore oil and natural gas production facilities on an annual basis, beginning in 2012 for emissions occurring in 2011.

In addition, climate change legislation is pending in the United States Congress. Foreign jurisdictions are also considering the need to address climate changes by legislation or regulation. Several regional GHG initiatives have formed which may require reporting or development of cap and trade programs. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations. Additionally, federal and/or state legislation to reduce the effects of GHG may potentially have a direct or indirect adverse effect on our operations, including the possible imposition on us and/or our customers of additional operational costs due to carbon emissions generated by oil and gas related activities.  Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts on our ability to conduct operations and/or disruption of our customers’ operations.

Our onshore oil and natural gas operations could be adversely impacted by changes in and compliance with restrictions or regulations on onshore drilling in the United States and in other areas around the world which may adversely affect our business and operating results.

New federal and state legislation regulating hydraulic fracturing may result in increased costs to drill, complete and operate wells, as well as delays in obtaining permits to drill wells all of which could negatively impact our clients and thereby our business and operating results. If legislation is passed to ban hydraulic fracturing, the number of wells drilled in the future could drop dramatically, and the economic performance of those drilled would be negatively affected. Local authorities have also instituted restrictions to hydraulic fracturing operations which could result in negative impacts to our business.

Our revenue and earnings are subject to fluctuations period over period and are difficult to forecast.

Our revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders, which are particularly unpredictable in international markets;

•	the levels of inventories of our products held by end-users and distributors;

•	the mix of our products sold or leased and the margins on those products;

•	new products offered and sold or leased by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations;

•	changes in oil and natural gas prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	the level of capital equipment project orders, which may vary with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans, which can be particularly volatile in international markets;

•	the variability of customer orders or a reduction in customer orders, which may leave us with excess or obsolete inventories;

•	the ability of our vendors to timely supply necessary component parts used for the manufacturing of our products; and

•	the ability to manufacture and timely deliver customer orders, particularly in the top drive segment due to the increasing size and complexity of our models.

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

We operate in an intensively competitive industry, and if we fail to compete effectively, our business will suffer.

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

In two separate actions, we were sued by VARCO I/P, Inc. and Weatherford International, who have alleged that our CDS tool and other equipment and processes violate certain of their patents. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 included in this Report on Form 10-K.  We settled our lawsuit with Weatherford International, and we believe the suit with VARCO I/P, Inc. is without merit. We intend to continue to defend ourselves vigorously. In the event that we are not successful in defending ourselves in this matter, it may have a material adverse effect on our Tubular Services and CASING DRILLING segments and, therefore, on our business. In addition, in the future we may be subject to other infringement claims and if any of our products were found to be infringing, our consolidated financial results may be adversely affected.

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

We are currently involved in legal proceedings described in Part II, Item 8, Financial Statements and Supplementary Data, Note 12 including in this Report on Form 10-K.   From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax, regulatory compliance and other claims.

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

The energy industry is affected by changes in public policy, federal, state, local, and foreign laws and regulations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons may adversely affect our operations due to our customers having limited drilling and other opportunities in the oil and natural gas exploration and production industry. The operations of our customers, as well as our properties, are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety.

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

For further discussion of our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 8 included in this Report on Form 10-K.

We have a revolving credit facility that is not contracted at market rates.

Our current credit facility, which expires in June 2012, contains provisions for interest rates on borrowings and commitment fees that were established prior to the credit crisis of 2008 and 2009.  Although we have no amounts outstanding under our current credit facility, when we replace our credit facility in today’s bank loan market, for any reason, including an event of default on our part, we may be unable to negotiate lending terms at the same or substantially similar rates, or for the same borrowing capacity, that we currently hold. Any change in the terms of our fees or borrowing capacity could adversely affect our liquidity and results of operations.

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

We sell products and provide services in parts of the world where the political and legal systems are very different from those in the U.S. and Canada. In places like Russia, Latin America, the Middle East and Asia/Pacific, we may have difficulty or extra expense in navigating the local bureaucracies and legal systems. We may face challenges in enforcing contracts in local courts or be at a disadvantage when we have a dispute with a customer that is an agency of the state. We may be at a disadvantage to competitors that are not subject to the same international trade and business practice restrictions that U.S. and Canadian laws impose on us.

While diversification is desirable, it can expose us to risks related to cultural, political and economic factors of foreign jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks. Such risks include the following:

•	loss of revenue, property and equipment as a result of hazards such as wars or insurrection;

•	the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems;

•	changes or interpretations in laws, regulations and policies of foreign governments, including those associated with changes in the governing parties, nationalization, and expropriation;

•	protracted delays in securing government consents, permits, licenses, or other regulatory approvals necessary to conduct our operations; and

•	protracted delays in the collection of accounts receivable due to economic, political and civil instabilities.

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

We buy raw materials, components and precision machining or sub-assembly services from many different vendors located in Canada, the United States, Europe, South East Asia and the Middle East. The price and lead times for some products have fluctuated along with the general changes of steel prices around the world. We also source a substantial amount of electrical components, including permanent magnet motors and drives as well as a substantial amount of hydraulic components, including hydraulic motors, from suppliers located in the U.S. and abroad.  The inability of suppliers to meet performance, quality specifications and delivery schedules could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment. In addition, the lack of an efficient supply chain could cause us to hold higher levels of inventory.

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

As a technology based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology, especially CASING DRILLING. We compete for these professionals, not only with other companies in the same industry, but with oil and natural gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction.   The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Julio M. Quintana, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess. We do not maintain key man insurance on any of our personnel.

Our business relies on the skills and availability of trained and experienced trades and technicians to provide efficient and necessary services to us and our customers. Hiring and retaining such individuals are critical to the success of our business plan. Retention of staff and the prevention of injury to staff are essential in order to provide a high level of service.

We may be unable to identify or complete acquisitions.

Acquisitions have been and may continue to be an element of our business strategy. We can give no assurance that we will be able to integrate successfully the assets and operations of acquired businesses with our own business. Any inability on our part to integrate and manage the growth of acquired businesses may have a material adverse effect on our results of operations and financial condition. We can give no assurance that we will be able to identify and acquire additional businesses in the future on terms favorable to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table details our principal facilities, including (i) all properties that we own, and (ii) those leased properties that serve as corporate or regional headquarters as of December 31, 2011.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas	26,500	Leased	Corporate headquarters.
Houston, Texas	67,800	Owned
Headquarters for North American operations in Top Drive, Tubular Services and CASING DRILLING segments, and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas	21,900	Owned	Regional operations base for the Tubular Services segment in east Texas and northern Louisiana.
Lafayette, Louisiana	43,300	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.
Calgary, Alberta, Canada	85,000	Owned	Manufacturing of top drives and other equipment.
Mexico City, Mexico	1,615	Leased	Regional headquarters for Latin America, including Mexico.
Aberdeen, Scotland	22,700	Leased	Regional headquarters for Europe and West Africa.
Moscow, Russia	3,987	Leased	Regional headquarters for the former Soviet Union.
Dubai, United Arab Emirates	3,800	Leased	Regional headquarters for the Middle East, North Africa and East Africa.
Republic of Singapore	15,500	Leased	Regional headquarters for China, Japan, Australia and New Zealand.

In addition, we lease operational facilities at locations in Texas, Colorado, Pennsylvania, Arkansas, North Dakota and Wyoming. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., we lease additional operating facilities in Canada, Mexico, Venezuela, Colombia, Ecuador, Argentina, Brazil, Norway, Russia, Romania, Egypt, Dubai, Indonesia, China, Australia, Malaysia, Oman and New Zealand. The majority of these facilities support the Top Drive, Tubular Services and CASING DRILLING segments.

We consider our existing equipment and facilities to be adequate to support our operations.

Item 3. Legal Proceedings.

The information with respect to this Item 3 is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 12  included in this Report on Form 10-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding shares of common stock are traded on the Nasdaq Stock Market (“NASDAQ”) under the symbol “TESO.” The following table outlines the share price trading range and volume of shares traded by quarter for 2011 and 2010.

	Share Price Trading Range
	High	Low
	($ per share)
2011
1st Quarter	$22.36	$14.20
2nd Quarter	22.49	16.46
3rd Quarter	23.39	11.33
4th Quarter	17.54	10.01

2010
1st Quarter	$15.24	$10.85
2nd Quarter	13.51	9.00
3rd Quarter	14.47	9.64
4th Quarter	16.40	11.30

As of February 29, 2012, there were approximately 229 holders of record of our common stock, including brokers and other nominees.

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

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2006 and ending on December 31, 2011 on our common shares (assuming a $100 investment was made on December 31, 2006) with the total cumulative return of the S&P 500 Composite Index and the Philadelphia Oil Service Sector Index (“OSX”), assuming reinvestment of dividends.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
Dec. 31, 2006
Dec. 31, 2007
Dec. 31, 2008
Dec. 31, 2009
Dec. 31, 2010
Dec. 31, 2011

	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011
● Tesco Corp.	$100	$162	$40	$73	$90	$72
▲ OSX	$100	$151	$61	$98	$123	$108
■ S & P 500	$100	$104	$64	$58	$89	$89

Item 6. Selected Financial Data.

The following selected historical financial data as of  December 31, 2011 and 2010 and for each of the years ended December 31, 2011, 2010 and 2009 is derived from the audited consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in this Report on Form 10-K.  The selected financial data as of December 31, 2009, 2008 and 2007 and for each of the years ended December 31, 2008 and 2007 are derived from audited consolidated financial statements.  The selected financial data is not necessarily indicative of results to be expected in future periods and should be read in conjunction with Part II,  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of income (loss) data:	(in millions, except share and per share amounts)
Revenue
Top Drive	$344.7	$243.9	$224.8	$341.4	$289.1
Tubular Services	151.1	121.9	118.3	166.5	158.7
CASING DRILLING	17.2	12.9	13.7	27.0	14.6
	513.0	378.7	356.8	534.9	462.4
Operating income (loss)
Top Drives	88.8	62.8	49.5	106.8	80.5
Tubular Services	16.7	8.2	(2.9)	22.5	23.7
CASING DRILLING	(12.4)	(11.6)	(20.6)	(12.6)	(14.1)
Research and Engineering	(12.5)	(9.1)	(7.4)	(11.1)	(12.0)
Corporate and Other	(38.1)	(35.0)	(33.0)	(30.8)	(29.9)
	42.5	15.3	(14.4)	74.8	48.2
Interest expense, net	(1.1)	0.6	0.9	4.2	3.2
Other (income) expense	2.3	0.9	2.3	(0.1)	2.9
Income (loss) before income taxes	41.3	13.8	(17.6)	70.7	42.1
Income tax (benefit) provision	14.3	6.8	(12.3)	20.8	10.0
Net income (loss)	27.0	7.0	(5.3)	49.9	32.1
Weighted average number of common shares outstanding:
Basic	38,211	37,835	37,598	37,221	36,604
Diluted	38,878	38,261	37,598	37,833	37,404
Earnings (loss) per share:
Basic	$0.71	$0.19	$(0.14)	$1.34	$0.88
Diluted	$0.69	$0.18	$(0.14)	$1.32	$0.86
Cash dividends per common share	$—	$—	$—	$—	$—

Factors Affecting Trends

•	Our effective tax rate has fluctuated as follows: 2011: 35%, 2010: 49%, 2009: 70%; 2008: 29%, 2007: 24%;

•
In 2011, we recorded $2.4 million in interest income related to a refund received during the year from the Mexican tax authorities and a $1.8 million charge to bad debt expense for accounts deemed uncollectible. For a detailed discussion of the refund from the Mexican tax authorities, see Part II, Item 8. Financial Statements and Supplementary Data, Note 12 included in this Report on Form 10-K;

•	In 2010, we recorded a $1.9 million increase in income tax expense for a valuation allowance adjustment established on foreign subsidiary net operating losses; and

•
In 2009, we recorded an impairment charge of $14.4 million to reduce obsolete and slow moving inventory to its net realizable value, an impairment charge of $3.6 million to reduce fixed assets held for sale to its net realizable value, and $3.7 million for severance and relocation costs as part of a cost restructuring.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance sheet data:
Total assets	$549.2	$454.9	$442.6	$499.9	$471.5
Debt and capital leases	6.6	—	8.6	49.6	80.8
Shareholders’ equity	412.8	375.7	362.2	351.9	303.6
Cash flow data:
Cash flow provided by operating activities	$19.3	$54.8	$63.0	$77.0	$25.3
Cash flows used in investing activities	(57.6)	(25.8)	(3.8)	(58.5)	(64.4)
Cash flows provided by (used in) financing activities	0.8	(8.4)	(40.4)	(19.5)	48.9
Other data:
Adjusted EBITDA (a)	$85.7	$56.9	$42.4	$114.5	$79.1
Net cash (debt) (b)	16.4	60.6	31.3	(29.0)	(57.7)

(a)
We evaluate our performance based on non-GAAP measures, of which a primary performance measure is adjusted EBITDA, which consists of earnings (net income or loss) available to common shareholders, net interest expense, income taxes, non-cash stock compensation expense, non-cash impairments, depreciation and amortization and other non-cash items. This measure may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in U.S. ("GAAP"). The measure should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing or financing activities, or other cash flow data prepared in accordance with GAAP. The amounts included in the adjusted EBITDA calculation, however, are derived from amounts included in the historical consolidated statements of income data.

We believe that adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, and non-cash stock compensation expense, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (stock compensation expense) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.  Adjusted EBITDA is derived from our consolidated statements of income as follows (in millions):

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Net income (loss)	$27.0	$7.0	$(5.3)	$49.9	$32.1
Income tax provision (benefit)	14.3	6.8	(12.3)	20.8	10.0
Depreciation and amortization	38.5	36.1	36.7	33.3	27.3
Net interest expense (income)	(1.1)	0.6	0.9	4.2	3.2
Stock compensation expense—non-cash	7.0	6.4	4.4	6.3	6.5
Impairment of inventory and assets—non-cash	—	—	18.0	—	—
Adjusted EBITDA	$85.7	$56.9	$42.4	$114.5	$79.1

(b)
Net cash (debt) represents the amount cash and cash equivalents exceeds (or is less than) total debt. Net cash (debt) is not a calculation based upon GAAP. The amounts included in the net cash (debt) calculation, however, are derived from amounts included in our historical consolidated balance sheets. In addition, net cash (debt) should not be considered as an alternative to operating cash flows or working capital as a measure of liquidity. We have reported net cash (debt) because we regularly review net cash (debt) as a measure of our liquidity. However, the net cash (debt) measure presented in this Report on Form 10-K may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation. Net cash (debt) is derived from the consolidated balance sheets as follows (in millions):

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Cash and cash equivalents	$23.0	$60.6	$39.9	$20.6	$23.1
Current portion of long term debt	(2.8)	—	—	(10.2)	(10.0)
Long term debt	(3.8)	—	(8.6)	(39.4)	(70.8)
Net cash (debt)	$16.4	$60.6	$31.3	$(29.0)	$(57.7)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our consolidated financial statements and the accompanying footnotes included in Part II, Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.  Our MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make.  These risks and uncertainties are discussed further in Part I, Item 1A, Risk Factors included in this Report on Form 10-K.

Overview

Listed below is a general outline of our MD&A:

•	Our business – includes a summary of our business purposes, a description of the current business environment, a summary of our 2011 performance and an outlook for 2012;

•	Results of operations – includes a year-over-year analysis of the results of our business segments, our corporate activities and other income statement items;

•
Liquidity and capital resources – includes a general discussion of our sources and uses of cash, available liquidity, our liquidity outlook for 2012, an overview of cash flow activity during 2011, and additional factors that could impact our liquidity;

•
Critical accounting estimates – includes a discussion of accounting estimates that involve the use of significant assumptions and/or judgments in the preparation of our consolidated financial statements; and

•	Off balance sheet arrangements – includes a discussion of our (i) off balance sheet arrangements, including guarantees and letters of credit, if any, and (ii) other contractual obligations.

Our Business

We are a global leader in the design, manufacture and service delivery of technology-based solutions for the upstream energy industry. We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.

Our four business segments are:

•	Top Drives – top drive sales, top drive rentals and after-market sales and services;

•	Tubular Services – proprietary and conventional tubular services;

•	CASING DRILLING – proprietary CASING DRILLING technology; and

•	Research and Engineering – internal research and development activities related to our top drive model development, proprietary tubular services, and CASING DRILLING technology.

For a detailed description of these business segments, see Part I, Item 1, Business included in this Report on Form 10-K.

Business Environment

The global economy was negatively affected by the economic crisis that started in late 2008, which led to a significant global economic downturn.  Many oil and natural gas operators significantly curtailed their drilling activity in 2009 due to lower oil and natural gas prices and tightening credit availability, which had the greatest impact on natural gas drilling across North America (excluding Mexico).  During 2010 and 2011, natural gas drilling recovered significantly, particularly in the shale regions of U.S.  International rig count also recovered from 2009 levels.  However, during 2011 the U.S. credit rating was downgraded by Standards and Poor's and several countries within the European Union ("EU") experienced intense sovereign debt and credit issues, both of which continue to rattle global credit and equity markets. The uncertainty over the outcome of international and the EU's financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. Additionally, many governments are seeking additional revenue sources, including eliminating key federal income tax incentives currently available to oil and natural gas exploration and production companies. Current global macro-economic conditions make any projections difficult and uncertain; however, the recovery from the 2009 recession appears to continue. One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows rig counts by region for the years ended December 31, 2011, 2010 and 2009.

	Average Rig Count(1)			Increase (Decrease)
	2011	2010	2009	2010 to 2011		2009 to 2010
U.S.	1,875	1,541	1,086	334	22%	455	42%
Canada	423	351	221	72	21%	130	59%
Latin America (includes Mexico)	424	383	356	41	11%	27	8%
Asia Pacific (includes China)	256	269	243	(13)	(5)%	26	11%
Middle East	292	265	252	27	10%	13	5%
Africa	78	83	62	(5)	(6)%	21	34%
Europe (includes Russia)	118	93	84	25	27%	9	11%
Worldwide	3,466	2,985	2,304	481	16%	681	30%
__________________________________

(1)	Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of 2011 and Operational Performance

During 2011, our Top Drive and Tubular Services segments improved on their performance in 2010 and provided a strong base of earnings. Our proprietary tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every top drive rig will eventually convert to running casing with an automated system, such as the CDS system that we offer.  In addition, in 2011 we continued to grow our CASING DRILLING segment. We also invested in new and enhanced product and service offerings that are being developed in our Research and Engineering segment.  We continue to grow fiscally stronger as demonstrated by the following factors:

•	we increased revenue from $378.7 million in 2010 to $513.0 million in 2011;

•	we increased operating income from $15.3 million in 2010 to $42.5 million in 2011;

•	our top drive backlog has increased from 25 units with potential revenue value of $33.0 million at December 31, 2010 to 74 units with potential revenue value of $91.1 million at December 31, 2011;

•	we funded a substantial increase in our working capital requirements due to increased demand from cash provided by operating activities and from the sale of used top drives;

•
we continue to grow our business organically as well as through acquisitions. During the fourth quarter of 2011, we entered the Egyptian tubular services market by completing the acquisition of Premiere Casing Services - Egypt S.A.E. ("Premiere") for approximately $24.9 million; and

•	we had no amounts outstanding under our revolving credit facility at December 31, 2011 and 2010.

Outlook for 2012

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued slow recovery in 2012. Below is a table that shows projected drilling activity for 2012 by region and compares these projections to the number of wells drilled during each of the years ended December 31, 2011, 2010 and 2009.  In particular, U.S. and Canadian activity is projected to increase by 6% and international activity is projected to increase by 5% from average 2011 levels.

	Wells drilled (1) Years ended December 31,
	2012	2011	2010	2009
	(forecast)(1)
U.S.	47,918	44,905	45,617	37,204
Canada	13,010	12,612	10,912	8,010
Latin America	5,148	4,743	5,450	4,531
Europe, Africa, Middle East (including Russia)	12,892	12,086	11,359	10,519
Far East (including China)	27,704	26,880	23,802	23,655
Worldwide	106,672	101,226	97,140	83,919
__________________________________

(1)	Source: Report by World Oil magazine, February 2012.

Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity into 2012, as follows:

•
Top Drive – Based upon existing drilling and bidding levels and current economic forecasts, we expect our top drive order rate and rental activity to moderately increase in 2012.   Our outstanding backlog was 74 units at December 31, 2011 compared to 25 units at December 31, 2010.   We expect domestic and international demand for our top drive rental services will expand.  As such, we intend to grow our rental fleet of top drives in 2012;

•
Tubular Services – We expect our CDS proprietary and conventional casing business to continue to grow moderately in 2012. We will continue to focus our efforts on the expansion of our proprietary casing service offerings and the sales of CDS equipment. In addition, we continue to expand our tubular services activities in most major unconventional shale regions in North America and selected international locations to further expand our global foot print.  We continue to develop relationships with new and existing customers in both our Tubular Services and CASING DRILLING segments; and

•
CASING DRILLING – We expect improvement in our CASING DRILLING revenue and operating results in 2012 based on signed contracts and current bidding activity.  We plan to maintain our CASING DRILLING infrastructure around the world while optimizing headcount in locations with higher demand and streamlining internal processes.

Results of operations

Below is a summary of our revenue and operating results for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011		2009 to 2010
Segment revenue
Top Drive	$344,698	$243,933	$224,853	$100,765	41%	$19,080	8%
Tubular Services	151,124	121,884	118,299	29,240	24%	3,585	3%
CASING DRILLING	17,147	12,848	13,696	4,299	33%	(848)	(6)%
Consolidated revenue	$512,969	$378,665	$356,848	$134,304	35%	$21,817	6%

Segment operating income (loss)
Top Drive	$88,799	$62,818	$49,532	$25,981	41%	$13,286	27%
Tubular Services	16,680	8,228	(2,942)	8,452	103%	11,170	380%
CASING DRILLING	(12,392)	(11,594)	(20,643)	(798)	(7)%	9,049	44%
Research and engineering	(12,512)	(9,075)	(7,431)	(3,437)	(38)%	(1,644)	(22)%
Corporate and other	(38,058)	(35,060)	(32,945)	(2,998)	(9)%	(2,115)	(6)%
Consolidated operating income (loss)	42,517	15,317	(14,429)	27,200	178%	29,746	206%
Other expense	1,245	1,495	3,176	(250)	(17)%	(1,681)	(53)%
Income (loss) before income taxes	41,272	13,822	(17,605)	27,450	199%	31,427	179%
Income tax provision (benefit)	14,276	6,777	(12,340)	7,499	111%	19,117	155%
Net income (loss)	$26,996	$7,045	$(5,265)	$19,951	283%	$12,310	234%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our top drive operating results and metrics for the years ended December 31, 2011, 2010 and 2009 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011		2009 to 2010
Top Drive revenue
Sales	$152,599	$85,584	$91,398	67,015	78%	(5,814)	(6)%
Rental services	135,706	109,179	83,845	26,527	24%	25,334	30%
After-market sales and services	56,393	49,170	49,610	7,223	15%	(440)	(1)%
	$344,698	$243,933	$224,853	$100,765	41%	$19,080	8%
Top Drive operating income	$88,799	$62,818	$49,532	25,981	41%	13,286	27%
Number of top drive sales:
New	106	61	79	45	74%	(18)	(23)%
Used or consigned	9	8	11	1	13%	(3)	(27)%
End of period number of top drives in rental fleet:	132	125	117	7	6%	8	7%
Rental operating days (a)	28,280	23,972	18,218	4,308	18%	5,754	32%
Average daily operating rate	$4,799	$4,554	$4,602	245	5%	(48)	(1)%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive sales revenue — The increase in revenue from 2010 to 2011 was due to increased number of new top drive units sold as a result of increased demand, both domestically and internationally. The number of new top drive units sold during 2011 approached the pre-recession levels of 118 units in 2008. The decrease in revenue from 2009 to 2010 was due to decreased number of units sold during the respective periods as a result of the global economic downturn, which did not significantly impact our top drive sales until the second half of 2009.  The decrease in units sold from 2009 to 2010 was primarily due to strong results in the first half of 2009 that was driven by the fulfillment of backlog orders that were placed in 2008 prior to the downturn in the drilling industry, compared to being in a slight economic recovery in the last half of 2010. Although sales activity increased during the second half of 2010, it was not significant enough to compensate for the slower sales in the first half of 2010 as compared to 2009 as a whole.

Our selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. Revenue related to the sale of used or consigned top drive units was $9.0 million, $8.0 million and $10.4 million during 2011, 2010 and 2009, respectively.

Top Drive rental services revenue — The increase in revenue from 2010 to 2011 and 2009 to 2010 was due to the increase in rental operating days during the respective periods resulting from a 16% growth in the average worldwide rig count year-over-year.   Our rental fleet has increased by 8 units during 2010 and by 7 units in 2011 to meet the demand of our customers for rental services. In addition, the increase in top drive rental revenues is due to improved average daily rates from 2010 to 2011.

Top Drive after-market sales and services revenue — The increase in revenue from 2010 to 2011 is the result improved drilling activity as shown by the 16% increase in the average worldwide rig count year-over-year. Revenues decreased slightly from 2009 to 2010 as a result of the economic crisis, which decreased the number of operating top drives in need of repairs.  In addition, drilling contractors began performing their own maintenance on units that we have historically maintained.

Top Drive operating income — The improvement in Top Drive operating results from 2010 to 2011 and 2009 to 2010 was a function of revenue factors discussed above, which provided flow-through to our operating margin as benefits derived from economies of scale were realized.  No significant adjustments affecting operating income were recorded in 2011 or 2010. This was not the case in 2009, where our operating margins were decreased by several adjustments netting to $3.8 million. During 2009, we performed an analysis of our inventory parts in connection with our then current backlog and operating forecasts and recorded a charge of $5.4 million to reflect the net realizable value of our Top Drive inventory and incurred severance costs of $1.3 million due to cost restructurings.  This was partially offset by non-recurring gains recorded in 2009, including $1.6 million for the sale of certain ancillary top drive equipment and $1.3 million for the sale of a building and property located in Canada.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our proprietary casing running service technology, which uses certain components of our CASING DRILLING technology, in particular the CDS, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  Additionally, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our tubular services operating results and metrics for the years ended December 31, 2011, 2010 and 2009 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011		2009 to 2010
Tubular Services revenue
Proprietary	$120,315	$100,734	$95,440	$19,581	19%	$5,294	6%
Conventional	30,809	21,150	22,859	9,659	46%	(1,709)	(7)%
	$151,124	$121,884	$118,299	$29,240	24%	$3,585	3%
Tubular Services operating income	$16,680	$8,228	$(2,942)	$8,452	103%	$11,170	380%
Number of proprietary jobs	3,557	3,173	2,569	384	12%	604	24%

The increase in Tubular Services proprietary revenue from 2010 to 2011 and from 2009 to 2010 was due to the corresponding increase in proprietary jobs during the respective periods. In addition, our 2010 results were negatively affected by bidding and pricing pressure in the U.S. as the Gulf of Mexico workforce displaced by the Deepwater Horizon explosion and the resulting drilling moratorium was competing for on-shore work. Lastly, Tubular Services revenue for 2011 included $2.3 million of revenue for CDS equipment sales to one customer while no CDS equipment sales were made during 2010.

Our Tubular Services conventional revenue improved from 2010 to 2011 due to the 16% increase in average worldwide rig count year-over-year. The majority of the conventional revenue growth was driven by the more recently developing shale formations in North America and new entry markets in Asia Pacific and the Middle East regions. As we penetrate these markets we intend to transition customer preferences to our proprietary offerings.

The improvement in our Tubular Services operating results from 2010 to 2011 was primarily a function of revenue factors discussed above, which provided flow-through to our operating margin as benefits derived from economies of scale were realized. No significant adjustments affecting operating income were recorded in 2011. During 2010, our operating results including a $1.8 million decrease in operating income resulting from a customer dispute over contract terms interpretations. The improvement in our Tubular Services operating results from 2009 to 2010 was a function of revenue factors discussed above offset by the $1.8 million customer dispute discussed in the previous sentence. Our 2009 operating results included the impairment of $1.8 million for assets held for sale and severance costs of $0.4 million due to cost restructuring in 2009.  Additionally, we performed an analysis of our inventory parts in connection with our operating activities and projected future demand for all business segments in 2009 and recorded a charge of $2.0 million in 2009 to reflect the net realizable value of our Tubular Services inventory.

CASING DRILLING Segment

Our CASING DRILLING business is based on our proprietary CASING DRILLING technology, which uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of drill pipe and drill string components. The demonstrated benefits of using well casing to drill the well compared to conventional drilling include, among other benefits, a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator.  Below is a summary of our CASING DRILLING operating results and metrics for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011		2009 to 2010
CASING DRILLING revenue	$17,147	$12,848	$13,696	$4,299	33%	$(848)	(6)%
CASING DRILLING operating loss	$(12,392)	$(11,594)	$(20,643)	$(798)	7%	$9,049	44%

The increase in CASING DRILLING revenue from 2010 to 2011 was due to increased demand for our CASING DRILLING services, specifically in Latin America and Middle Eastern countries. The decrease in CASING DRILLING revenue from 2009 to 2010 was due to the delay or lack of work for CASING DRILLING due to weak domestic and international demand in this sector of the oil and natural gas industry.   CASING DRILLING activity has recently improved, and revenue accordingly increased in the third and fourth quarters of 2011.

Our CASING DRILLING operating loss slightly increased from 2010 to 2011 despite revenues increasing due to significant customer delays in the first half of 2011, which caused increased staffing and other costs while waiting for the scheduled jobs to commence. Our operating income improved by $1.3 million in the second half of 2011 as compared to the first half of 2011. Our CASING DRILLING operating loss decreased from 2009 to 2010 despite revenues decreasing due to non-recurring charges recorded in 2009. Specifically, we performed an analysis of our inventory parts to determine excess or slow moving items based on our operating activities and projected future demand for all business segments in 2009 and recorded a charge of $7.0 million to reflect the net realizable value of our CASING DRILLING inventory.  Our operating results in 2009 were also negatively impacted by an impairment charge of $1.8 million for assets held for sale, a loss on sale of operating assets located in Latin America of $0.5 million, and severance costs of $0.2 million as a result of cost restructuring measures.

We routinely assess whether impairment indicators of our long-lived assets are present based on triggering events that include continued declines in the market or not achieving our internal projections in future years.  Although we have seen increased demand for CASING DRILLING in 2011 and expect improved operating results in 2012, we have experienced losses in the CASING DRILLING segment over the past few years and expect losses to continue in the near term.  We therefore conducted a test of recoverability as set forth in current accounting guidance for long-lived assets and determined that our CASING DRILLING long-lived assets are not impaired as of December 31, 2011.  Our analysis includes significant growth and profitability assumptions beginning in 2013.  If the expected market conditions do not occur at the level expected or within the timeframe projected, we may determine in the future that our CASING DRILLING long-lived assets are impaired. As of December 31, 2011, our CASING DRILLING long-lived assets and inventory had a net book value of approximately $11.7 million and $6.7 million, respectively. If, in the future, we determine that an impairment of our CASING DRILLING long-lived assets has occurred, the amount of such impairment expense could be material to our results of operations, but we expect that it would not materially impact our cash flows or overall viability.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology, CASING DRILLING technology and top drive model development.  The following is a summary of our research and engineering expense for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011		2009 to 2010
Research and engineering expense	$12,512	$9,075	$7,431	$3,437	38%	$1,644	22%

Research and engineering expenses increased from 2010 to 2011 and 2009 to 2010 as we continue our investment in the development, commercialization and enhancements of our proprietary technologies.  During 2011, we incurred $1.9 million of drilling and refurbishment costs for a liner drilling test well that was successfully demonstrated to customers.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expense for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011		2009 to 2010
Corporate and other expenses	$38,058	$35,060	$32,945	$2,998	9%	$2,115	6%
Corporate and other expenses as a % of revenue	7%	9%	9%		(2) pts		—

Corporate and other expenses were higher in 2011 than in 2010 due to increased payroll and benefit expense from increased headcount and increased expenses for travel, depreciation, advertising and marketing and other administrative costs resulting from expanded operations to meet increased demand for our products and services. These increases were offset by decreased legal expense of $2.9 million associated with the patent infringement lawsuit that we filed in the third quarter of 2008 and which was settled against one of the four defendants in the fourth quarter of 2010.

Corporate and other expenses were higher in 2010 than in 2009 due to increased incentive cash and stock compensation expense of $5.3 million that resulted from improved company performance and $1.2 million of additional legal expense associated with the patent infringement lawsuit discussed above. These increases in 2010 were partially offset by non-recurring expenses recorded in 2009, including legal settlement costs of $2.2 million and severance costs of $1.4 million due to cost restructurings.

Corporate and other expenses as a percentage of revenue decreased in 2011 as compared to 2010 and 2009 due to higher revenues during 2011 as we recover from the downturn in the oil and natural gas industry during 2009 and into 2010.

Other Expense (Income)

Below is a summary of our other expense (income) for the years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011		2009 to 2010
Other expense (income)
Interest expense	$1,504	$758	$1,891	$746	98%	$(1,133)	(60)%
Interest income	(2,596)	(165)	(958)	(2,431)	(1,473)%	793	83%
Foreign exchange losses	2,523	1,043	1,360	1,480	142%	(317)	(23)%
Other expense (income)	(186)	(141)	883	(45)	(32)%	(1,024)	(116)%
Total other expense (income)	$1,245	$1,495	$3,176	$(250)	(17)%	$(1,681)	(53)%

Interest expense — Interest expense increased from 2010 to 2011 and decreased from 2009 to 2010 as a result of outstanding debt balances under our credit facility.  We paid our credit facility in full in January 2010 and did not draw on our revolving line of credit until the fourth quarter of 2011, when we drew down and repaid $10.0 million on our credit facility to fund working capital needs. As of December 31, 2011 and 2010, we had no amounts outstanding under our credit facility. Our average monthly outstanding debt balance was $2.1 million, $0.7 million and $31.9 million during 2011, 2010 and 2009, respectively.  Interest expense recorded in 2011 and 2010 was primarily due to commitment fees for our revolving line of credit. In addition, 2011 results include interest expense on the $10.0 million borrowed and repaid during the fourth quarter as well as interest expense on the debt assumed with the acquisition of Premiere Casing Services - Egypt SAE ("Premiere") in October 2011.

Interest income — Interest income increased from 2010 to 2011 due to a refund received from the Mexican tax authorities during the second quarter of 2011 as described in Part II, Item 8. Financial Statements and Supplementary Data, Note 12. We recorded $2.4 million in interest income and $0.6 million in other income, partially offset by $0.4 million of interest expense during 2011 related to this refund. Interest income decreased from 2009 to 2010 primarily due to non-recurring interest income of $0.8 million received on a tax refund during 2009.

Foreign exchange losses — Foreign exchange losses increased from $1.0 million in 2010 to $2.5 million in 2011 and decreased from $1.4 million in 2009 to $1.0 million 2010 due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including Canadian dollars, Argentine pesos, Mexican pesos, Russian rubles, Euros, and Singapore dollars, among others. During 2011, our foreign exchange losses were negatively affected by increased volatility in the global economy caused by the United States debt downgrade and European debt crisis. From time to time, we may use foreign currency forward contracts to manage our currency exchange exposures on foreign currency denominated balances and anticipated cash flows. However, we did not have any foreign currency forward contracts in place during the years ended December 31, 2011, 2010, and 2009.

Other expense (income) — Other expense (income) reflects gains (losses) on sale of non-operating assets, penalties, and other miscellaneous expense (income).  Other expense was higher in 2009 due to accrued penalties of $0.7 million assessed by a taxing authority during 2009.

  Income Tax Provision (Benefit)

	Year Ended December 31,			Increase/Decrease
	2011	2010	2009	2010 to 2011	2009 to 2010
Effective income tax rate	35%	49%	70%	(14) pts	(21) pts

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

Our effective tax rate for 2011 of 35% was higher than the 26.5% Canadian statutory rate primarily due to the level of profit earned in higher-taxed jurisdictions and non-deductible expenses in those jurisdictions. Our effective tax rate for 2010 of 49% consisted of a $1.9 million valuation allowance adjustment established on foreign subsidiary net operating losses.  No provision is made for taxes that may be payable on the repatriation of accumulated earnings in our foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.

For a further description of income tax matters, see Part II, Item 8. Financial Statements and Supplementary Data, Note 10 and Part II, Item 9A. Controls and Procedures included in this Report on Form 10-K.

Liquidity and capital resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2012, we forecast capital expenditures to be between $60 million to $70 million, based on current market conditions.  We expect to be able to fund our activities for 2012 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

As of December 31, 2011, we had no outstanding borrowings under our revolving credit facility, and we had availability to borrow $132.2 million under our revolving credit facility.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. We were in compliance with our bank covenants at December 31, 2011.  For further discussion on our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 8 included in this Report on Form 10-K.

Our net cash position as of December 31, 2011 and 2010 was as follows (in thousands):

	Years ended December 31,
	2011	2010
Cash	$23,069	$60,603
Current portion of long term debt	(2,793)	—
Long term debt	(3,832)	—
Net cash	$16,444	$60,603

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2011 and 2010.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $19.3 million in 2011 compared to $54.8 million in 2010.  The decrease in net cash provided by operating activities is primarily due to cash outlays for inventory purchases, as a result of our increased activity levels from the continued recovery in the economy and the oil and natural gas drilling activities in general. Inventory increased from $59.2 million at December 31, 2010 to $111.8 million at December 31, 2011, to support our growing top drive backlog, forecasted demand for top drive rental fleet additions, and forecasted customer demand for new CDS™ tools and AMSS parts.

Investing Activities – Net cash used for investing activities was $57.6 million during 2011 compared to $25.8 million in 2010.  During 2011 and 2010, we used $47.4 million and $37.1 million of cash, respectively, for capital expenditures, and sales from operating assets provided $6.9 million and $10.4 million of cash, respectively.  Our capital expenditures increased by $10.3 million or 28% in 2011 as compared to 2010 to meet projected demand for our products and services. Additionally, we used $16.0 million of cash to acquire Premiere, net of cash acquired, during 2011.

Financing Activities – Net cash provided in financing activities was $0.8 million during 2011 compared to net cash used of $8.4 million in 2010.  During 2011, we borrowed and paid back $10.0 million from our revolving credit facility. During 2010, we used $8.6 million of cash to repay our debt and had no borrowings under our revolving credit facility.

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

Revenue Recognition — We recognize revenue when the earnings process is complete, persuasive evidence of an arrangement exists, price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is recognized upon delivery when title and risk of loss of the equipment is transferred to the customer, with no right of return. For the sale of our top drives, we determine the transfer of title and risk of loss in accordance with contracts with our customers and the related International Commercial Terms. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For revenue other than product sales, we recognize revenue as the services are rendered based upon agreed daily, hourly or job rates.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements other than the contractual obligations and letters of credit noted below.

Contractual Obligations

We are party to various contractual obligations.  A portion of these obligations are reflected in our financial statements, such as long term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet.  The following is a summary of our contractual cash obligations as of December 31, 2011 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations
Principal	$6,625	$2,793	$3,797	$35	$—
Interest	414	333	80	1	—
Operating lease obligations (a)	11,108	5,082	3,233	998	1,795
Manufacturing purchase commitments (b)	82,672	82,672	—	—	—
	$100,819	$90,880	$7,110	$1,034	$1,795

(a)	We have operating lease commitments expiring at various dates, principally administrative offices, operation facilities and equipment.

(b)	Represents manufacturing purchase commitments for executed purchase orders that have been submitted to the respective vendor.

Letters of Credit

We enter into letters of credit in the ordinary course of business.  As of December 31, 2011, we had outstanding letters of credit of approximately $12.8 million.

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

Interest Rate Risk – At December 31, 2011, our debt consisted of capital leases and a note payable assumed in our acquisition of Premiere Casing Service - Egypt SAE. At year end, we had no outstanding debt related to our credit facility, but we have had significant debt borrowings in the past and currently have the ability to borrow up to $132.2 million under our existing revolving credit facility, subject to the maintenance of certain financial ratios required by restrictive covenants.  Our credit facility has a variable interest rate, which exposes us to interest rate risk.  From time to time, we may use derivative financial instruments to manage our interest rate exposures. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not party to any interest rate swaps during the year ended December 31, 2011.

Foreign Currency Risk – We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates.  Although the majority of our business is transacted in U.S. dollars, we transact some business in Canadian dollars, Argentinean pesos, Mexican pesos, Russian rubles, Euro-dollars, and Singapore dollars, among others.  From time to time, we use derivative financial instruments to manage our foreign currency exposures.  Currency exchange exposures on foreign currency denominated balances and anticipated cash flows may be managed by foreign exchange forward contracts when it is deemed appropriate. We were not party to any foreign exchange forward contracts during the year ended December 31, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). We acquired Premiere Casing Services-Egypt SAE on October 16, 2011, and Premiere Casing Services-Egypt SAE 's total assets and revenues since the date of acquisition constituted 5% and less than 1%, respectively, of our consolidated assets and revenues as of and for the year ended December 31, 2011. As the acquisition occurred in the fourth quarter of 2011, we excluded Premiere Casing Services-Egypt SAE's disclosure controls and procedures that are subsumed by internal controls over financial reporting from the scope of our assessment of the effectiveness of our disclosure controls and procedures. this exclusion is in accordance with the SEC's general guidance that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on internal control over financial reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management's assessment using the COSO criteria, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Remediation plan

As of December 31, 2011, we have remediated the previously reported material weakness in our internal control over financial reporting related to the completeness and accuracy of our world-wide provision for income taxes, by performing the following:

•
During the second half of 2010, we hired additional personnel and staffed our Tax Department with a sufficient complement of resources with an appropriate level of tax and accounting knowledge, experience and training to meet our tax and financial reporting requirements;

•
During the fourth quarter of 2010 and throughout 2011, we enhanced our quarterly and annual tax provision calculation work papers and implemented processes to ensure the accuracy of figures and the consistency of current and deferred tax balances with actual GAAP and tax return balances on a country by country basis for our material jurisdictions; and

•
For the fourth quarter of 2011, we executed a newly implemented internal control related to the review of local statutory book income to GAAP income reconciliations on an annual basis for our material jurisdictions.

Changes in internal control over financial reporting

The aforementioned remediation efforts, which were implemented during the fourth quarter of 2011, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Accordingly, there were changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included under the section captioned “Election of Directors (Proposal 1)” in our proxy statement for the 2012 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this Item will be included under the sections captioned “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions” in our proxy statement for the 2012 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2012 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our proxy statement for the 2012 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned “Ratification of the Appointment of the Independent Auditors” in our proxy statement for the 2012 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements
Page No.
		Report of independent registered public accounting firm	F-2
		Consolidated balance sheets - December 31, 2011 and 2010	F-3
		Consolidated statements of income for each of the three years in the period ended December 31, 2011	F-4
		Consolidated statements of shareholders’ equity and comprehensive income for each of three years in the period ended December 31, 2011	F-5
		Consolidated statements of cash flows for each of the three years in the period ended December 31, 2011	F-6
		Notes to consolidated financial statements	F-7
	(2)	Financial Statement Schedules
Page No.
		Schedule II—Valuation and qualifying accounts	F-30

(b)	Exhibits

Exhibit No.	Description
3.1*
Restated Articles of Amalgamation of Tesco Corporation, dated May 29, 2007 (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

4.1*	Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.1 to Tesco Corporation’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011)

4.2*
Shareholder Rights Plan Agreement between Tesco Corporation and Computershare Trust Company of Canada, as Rights Agent, Amended and Restated as of May 4, 2011 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 13, 2011)

10.1*
Amended and Restated Credit Agreement dated as of June 5, 2007 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 7, 2007)

10.2*
Amendment to Credit Agreement dated December 21, 2007 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 26, 2007)

10.3*
Second Amendment to Credit Agreement dated as of March 19, 2008 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 20, 2008)

10.4*
Third Amendment to Credit Agreement dated as of October 18, 2010 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on October 21, 2010)

Exhibit No.	Description
10.5*
Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.6*	Final Settlement and License Agreement between Tesco Corporation and Weatherford International Inc. and Weatherford/Lamb, Inc. dated January 11, 2011, effective as of October 26, 2010

10.7*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.8*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

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

10.13*+
Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

10.14*+	Employment Agreement dated January 21, 2011, effective as of November 5, 2010 by and between Tesco Corporation and Dietmar J. Neidhardt

10.15*+
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

10.18*+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Julio M. Quintana

Exhibit No.	Description
10.19*+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Robert L. Kayl

10.20*+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Jeffrey L. Foster

10.21*+	First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Dean Ferris

10.22*+	First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Fernando Assing
10.23+	Third Amendment to the Employment Agreement effective July 15, 2011, but dated October 10, 2011 by and between Tesco Corporation and Jeffrey L. Foster

10.24+	Letter Agreement effective July 15, 2011, but dated February 23, 2012 by and between Tesco Corporation and Fernando Assing

10.25*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.26*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.27*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.28*+	Tesco Corporation Short Term Incentive Plan 2008 (incorporated by reference to Exhibit 10.20 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.29*+	Tesco Corporation Short Term Incentive Plan 2009 (incorporated by reference to Exhibit 10.19 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

10.30*+	Tesco Corporation Short Term Incentive Plan 2010 (incorporated by reference to Exhibit 10.21 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 5, 2010)

10.31*+	Tesco Corporation Short Term Incentive Plan 2011 (incorporated by reference to Exhibit 10.33 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.32+	Tesco Corporation Short Term Incentive Plan 2012

14*	Tesco Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 15, 2011)

21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

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

TESCO CORPORATION

By:	/S/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date:	March 2, 2012

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

Signature	Title	Date

/S/ JULIO M. QUINTANA	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012
Julio M. Quintana

/s/ ROBERT L. KAYL	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2012
Robert L. Kayl

/s/ JOHN M. DODSON	Principal Accounting Officer	March 2, 2012
John M. Dodson

/s/ NORMAN W. ROBERTSON	Chairman of the Board	March 2, 2012
Norman W. Robertson

/s/ JOHN U. CLARKE	Director	March 2, 2012
John U. Clarke

/s/ FRED J. DYMENT	Director	March 2, 2012
Fred J. Dyment

/s/ GARY L. KOTT	Director	March 2, 2012
Gary L. Kott

/s/ R. VANCE MILLIGAN	Director	March 2, 2012
R. Vance Milligan

/s/ JOHN T. REYNOLDS	Director	March 2, 2012
John T. Reynolds

/s/ CLIFTON T. WEATHERFORD	Director	March 2, 2012
Clifton T. Weatherford

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tesco Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Tesco Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Premiere Casing Services-Egypt SAE from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a business combination during 2011. We have also excluded Premiere Casing Services-Egypt SAE from our audit of internal controls over financial reporting. Premiere Casing Services-Egypt SAE is a wholly-owned subsidiary whose total assets and total revenues represent 5% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/PricewaterhouseCoopers LLP
Houston, Texas
March 2, 2012

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	December 31,
	2011		2010
Assets
Current assets
Cash and cash equivalents	$23,069		$60,603
Accounts receivable trade, net of allowance for doubtful accounts of $2,491 and $865 as of December 31, 2011 and 2010, respectively	117,711		72,971
Inventories, net	111,769		59,190
Income taxes recoverable	3,020		2,343
Deferred income taxes	4,909		8,110
Prepaid and other assets	33,326		22,768
Total current assets	293,804		225,985
Property, plant and equipment, net	203,068		182,686
Goodwill	32,732		29,394
Deferred income taxes	12,416		12,690
Intangible and other assets, net	7,195		4,153
Total assets	$549,215		$454,908
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$2,793	—	$—
Accounts payable	57,443		23,785
Deferred revenue	25,924		11,987
Warranty reserves	3,103		1,698
Income taxes payable	2,336		3,433
Accrued and other current liabilities	34,069		32,289
Total current liabilities	125,668		73,192
Long term debt	3,832		—
Other liabilities	2,434		1,168
Deferred income taxes	4,474		4,879
Total liabilities	136,408		79,239
Commitments and contingencies (Note 12)
Shareholders’ equity
First preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2011 or 2010	—		—
Second preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2011 or 2010	—		—
Common shares; no par value; unlimited shares authorized; 38,569 and 38,058 shares issued and outstanding at December 31, 2011 and 2010, respectively	206,573		196,431
Retained earnings	170,733		143,737
Accumulated comprehensive income	35,501		35,501
Total shareholders’ equity	412,807		375,669
Total liabilities and shareholders’ equity	$549,215		$454,908

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the years ended December 31,
	2011	2010	2009
Revenue
Products	$211,313	$134,755	$148,565
Services	301,656	243,910	208,283
	512,969	378,665	356,848
Operating expenses
Cost of sales and services
Products	155,168	97,161	113,591
Services	253,626	209,995	206,520
	408,794	307,156	320,111
Selling, general and administrative	49,146	47,117	43,735
Research and engineering	12,512	9,075	7,431
Total operating expenses	470,452	363,348	371,277
Operating income (loss)	42,517	15,317	(14,429)
Other expense
Interest expense	1,504	758	1,891
Interest income	(2,596)	(165)	(958)
Foreign exchange losses	2,523	1,043	1,360
Other expense (income)	(186)	(141)	883
Total other expense	1,245	1,495	3,176
Income (loss) before income taxes	41,272	13,822	(17,605)
Income tax provision (benefit)	14,276	6,777	(12,340)
Net income (loss)	$26,996	$7,045	$(5,265)
Earnings (loss) per share:
Basic	$0.71	$0.19	$(0.14)
Diluted	$0.69	$0.18	$(0.14)
Weighted average number of shares:
Basic	38,211	37,835	37,598
Diluted	38,878	38,261	37,598

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Shareholders’ Equity and
Comprehensive Income
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
Balances at December 31, 2008	37,514	$186,286	$141,957	$23,631	$351,874
Components of comprehensive income
Net income (loss)	—	—	(5,265)	—	(5,265)
Currency translation adjustment	—	—	—	11,870	11,870
Total comprehensive income					6,605
Fair value adjustment for liability-based stock option awards	—	(941)	—	—	(941)
Issuance and exercises under stock plans	236	4,621	—	—	4,621
Balances at December 31, 2009	37,750	189,966	136,692	35,501	362,159
Components of comprehensive income
Net income (loss)	—	—	7,045	—	7,045
Total comprehensive income					7,045
Issuance and exercises under stock plans	308	6,465	—	—	6,465
Balances at December 31, 2010	38,058	196,431	143,737	35,501	375,669
Components of comprehensive income
Net income (loss)	—	—	26,996	—	26,996
Total comprehensive income					26,996
Issuance and exercises under stock plans	511	10,142	—	—	10,142
Balances at December 31, 2011	38,569	$206,573	$170,733	$35,501	$412,807

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$26,996	$7,045	$(5,265)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	38,461	36,128	36,733
Stock compensation expense	7,005	6,404	4,430
Bad debt expense (recovery)	1,763	(514)	312
Deferred income taxes	1,737	(1,806)	(1,950)
Amortization of financial items	182	136	601
Gain on sale of operating assets	(3,129)	(3,924)	(2,743)
Gain on insurance proceeds	—	(305)	—
Impairment of assets held for sale	—	—	3,559
Impairment of inventory balances	—	—	14,400
Changes in operating assets and liabilities:
Accounts receivable trade, net	(44,222)	(18,486)	44,046
Inventories	(52,541)	12,460	14,093
Prepaid and other current assets	(7,127)	(4,733)	4,116
Accounts payable and accrued liabilities	51,362	9,145	(29,246)
Income taxes payable (recoverable)	(2,417)	13,200	(20,110)
Other noncurrent assets and liabilities, net	1,190	99	11
Net cash provided by operating activities	19,260	54,849	62,987
Investing Activities
Additions to property, plant and equipment	(47,387)	(37,073)	(17,282)
Acquisition of Premiere Casing Services, net of cash acquired	(16,001)	—	—
Proceeds on sale of operating assets	6,853	10,359	13,680
Proceeds from insurance policies on casualty losses	—	950	—
Other, net	(1,107)	—	(194)
Net cash used in investing activities	(57,642)	(25,764)	(3,796)
Financing Activities
Issuances of debt	10,000	—	10,000
Repayments of debt	(10,746)	(8,600)	(50,969)
Proceeds from exercise of stock options	1,594	188	544
Net cash provided by (used in) financing activities	848	(8,412)	(40,425)
Effect of foreign exchange losses on cash balances	—	—	545
Change in cash and cash equivalents	(37,534)	20,673	19,311
Net cash and cash equivalents, beginning of period	60,603	39,930	20,619
Net cash and cash equivalents, end of period	$23,069	$60,603	$39,930
Supplemental cash flow information
Cash payments for interest	$352	$758	$1,166
Cash payments for income taxes	15,513	13,762	14,884
Cash received for income tax refunds	511	19,206	6,804
Property, plant and equipment accrued in accounts payable	2,128	1,400	—

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

Reclassifications

Our audited consolidated financial statements for prior periods include reclassifications that are made to conform to the current year presentation.  These reclassifications did not impact our reported net income or stockholders’ equity. These reclassifications include:

•
combined common shares and contributed surplus in our audited consolidated balance sheet as of December 31, 2010 as our common shares have no par value and our board of directors has not assigned a discretionary par value to the common shares.

Subsequent Events

We conducted our subsequent events review through the date these consolidated financial statements were filed with the U.S. Securities and Exchange Commission ("SEC"). No disclosure was deemed necessary.

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

Cash and cash equivalents

Cash equivalents are highly liquid, short-term investments with original maturities of less than three months, which are readily convertible to known amounts of cash.  At both December 31, 2011 and 2010, cash and cash equivalents consisted entirely of bank balances.

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

Inventories and inventory reserves

Inventories consist primarily of top drives, tubular services and casing drilling tool parts, spare parts, work in process and raw materials to support ongoing manufacturing operations and the installed base of specialized equipment used throughout the world.  We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory:

•	We value our work in process manufactured equipment using standard costs, which approximate actual costs for raw materials, direct labor and manufacturing overhead allocations;

•	We value our finished manufactured equipment at the lower of cost or market using specific identification; and

•	We value our spare parts at the lower of cost or market using the average cost method.

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

Goodwill and other intangible assets

Goodwill, resulting from business combinations, is initially recorded at acquisition-date fair value.  Goodwill is not amortized but is subject to an annual impairment test, which we perform in the fourth quarter of each year, or upon the occurrence of a triggering event.  An impairment loss is recognized when the fair value of our goodwill is less than the carrying amount of that goodwill. We perform our goodwill impairment tests at the reporting unit level using the discounted cash flow method.  All of our goodwill is assigned to our Tubular Services segment.  During the years ended December 31, 2011, 2010 and 2009, management concluded that goodwill was not impaired.

Intangible assets that have indefinite useful lives are not amortized but are subject to an annual impairment test or the occurrence of a triggering event.  Indefinite lived intangibles are considered impaired if the fair values of the intangible assets are lower than their net book values.  The fair value of intangible assets is determined based on quoted market prices in active markets, if available, or the discounted cash flow method or estimated replacement cost, if quoted market prices are not available.  We had no indefinite lived intangibles, other than goodwill, as of December 31, 2011 and 2010.

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

Revenue recognition

We recognize revenue when the earnings process is complete, persuasive evidence of an arrangement exists, price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is recognized upon delivery when title and risk of loss of the equipment is transferred to the customer, with no right of return. For revenue other than product sales, we recognize revenue as the services are rendered based upon agreed daily, hourly or job rates.

Top Drive sales - We determine the transfer of title and risk of loss in accordance with contracts with our customers and the related International Commercial Terms. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. We generally require customers to pay a non-refundable deposit with their purchase orders. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale.

Top Drive rentals, Tubular Services and CASING DRILLING - Revenue generated from specific time, materials and equipment contracts is based upon agreed daily, hourly or job rates and price, and recognized as amounts are earned in accordance with the contract terms.  Under these contracts, we may receive revenue and incur incremental costs directly related to the mobilization of equipment and personnel to the contracted site.  Revenue earned and costs incurred directly related to mobilization are deferred and recognized over the estimated contract service period on a straight-line basis, which is consistent with the general pace of activity, level of services being provided and day rates being earned over the service period of the contract.  Mobilization costs to relocate equipment when a contract does not exist are expensed as incurred.  Demobilization fees received are recognized, along with any related expenses, upon completion of contracts. Revenue generated from materials and equipment sales is recognized upon delivery in accordance with the contract terms.

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

The tax benefit for stock-based compensation is included as a cash inflow from financing activities in the Consolidated Statements of Cash Flows. In accordance with ASC 718, we recognize a tax benefit only to the extent it reduces our income taxes payable.  For purposes of determining the amount of tax attributes utilized in a given year as compared to the deduction for stock-based compensation, we apply the with-and-without approach.  This approach considers deductions for stock-based compensation to be the last item of tax benefit recognized after all other deductions and utilization of prior year carryforwards.

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

Recent accounting pronouncements

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

Note 3––Acquisitions

On October 16, 2011, we completed the transaction to acquire 100% of the issued and outstanding stock of Premiere Casing Services - Egypt SAE (“Premiere”), a private tubular services company located in Egypt, for a purchase price of $24.9 million ($17.0 million of cash consideration, plus approximately $7.9 million of assumed liabilities).

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value of the property and equipment was determined based on Level 2 inputs. The valuation of intangible assets, net working capital and other assets and liabilities were evaluated using Level 3 inputs. The table below sets forth the purchase price allocation (in thousands), which resulted in goodwill of $3.3 million:

Property and equipment, net	$13,253
Identifiable intangible assets:
Customer relationships	3,350
Trade name	650
Non-compete agreements	120
Goodwill	3,338
Non-current deferred tax liability	(746)
Working capital, other assets and liabilities, net	4,947
Total purchase price	$24,912

The useful life of the identifiable intangible assets acquired is 7 years for customer relationships, 3 years for trade name, and 5 years for certain non-compete agreements. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed. No further adjustments will be made to the current allocation of the purchase price.

Goodwill from this acquisition is a result of the value of the entry into the Egyptian tubular services market and the expansion into the onshore and offshore markets throughout North Africa and the Middle East region as well as the value of Premiere's senior management team and workforce of 200 people, which will be integrated into our Dubai-based Middle East business unit.

Note 4––Details of certain accounts

At December 31, 2011 and 2010, prepaid and other current assets consisted of the following (in thousands):

	2011	2010
Prepaid taxes other than income	$9,968	$9,601
Prepaid insurance	5,136	3,791
Other prepaid expenses	4,247	3,219
Deposits	7,995	3,055
Restricted cash	2,609	1,502
Non-trade receivables	1,120	1,371
Deferred job costs	2,251	229
	$33,326	$22,768

At December 31, 2011 and 2010, accrued liabilities consisted of the following (in thousands):

	2011	2010
Accrued payroll and benefits	$15,545	$15,926
Accrual for foreign withholding tax claim	5,125	5,022
Accrued taxes other than income taxes	9,809	9,488
Other current liabilities	3,590	1,853
	$34,069	$32,289

Note 5—Inventories and inventories reserves

At December 31, 2011 and 2010, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2011	2010
Raw materials	$75,399	$32,227
Work in progress	6,892	1,837
Finished goods	29,478	25,126
	$111,769	$59,190

We evaluated the carrying value of our global inventory by estimated part-by-part inventory turnover, and we projected sales estimates based on the current operating environment and the timing of forecasted economic recovery.  Based on our analysis, no charges were taken during 2011 and 2010 as the net realizable value of our consolidated inventory exceeded its carrying amount.

Reserves for excess and obsolete inventory included on our consolidated balance sheets at December 31, 2011 and 2010 were $4.4 million and $4.4 million, respectively.  We wrote off $2.7 million of our inventory against our reserve for excess and obsolete inventory for the year ended December 31, 2010.

Note 6—Property, plant and equipment

At December 31, 2011 and 2010, property, plant and equipment, by major category were as follows (in thousands):

	2011	2010
Land, buildings and leaseholds	$24,588	$20,896
Drilling equipment	312,344	273,996
Manufacturing equipment	6,910	6,112
Office equipment and other	27,621	22,818
Capital work in progress	10,814	11,630
	382,277	335,452
Less: Accumulated depreciation	(179,209)	(152,766)
	$203,068	$182,686

The net book value of used top drive rental equipment sold included in cost of sales and services on our consolidated statements of income was $3.5 million, $3.6 million and $5.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

We assumed capital leases with our acquisition of Premiere Casing Services - Egypt SAE. At December 31, 2011 and 2010, capital leases included in property, plant and equipment, at cost, by major category were as follows (in thousands):

	2011	2010
Land, buildings and leaseholds	$2,168	$—
Drilling equipment	3,543	—
Office equipment and other	713	—
	6,424	—
Less: Accumulated depreciation	(206)	—
	$6,218	$—

Depreciation and amortization expense is included on our consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales and services	$36,490	$35,006	$35,458
Selling, general & administrative expense	1,971	1,122	1,275
	$38,461	$36,128	$36,733

Note 7—Fair value of financial instruments

The carrying value of cash, restricted cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. We did not have any outstanding borrowings under our credit facility at December 31, 2011. As part of our acquisition of Premiere, we assumed a note payable. At December 31, 2011 the carrying value of this note was $1.1 million, which approximated its fair value.

Note 8—Long term debt

Long term debt consists of the following (in thousands):

	December 31,
	2011	2010
Capital leases	$5,567	$—
Other notes payable	1,058	—
Current portion of long term debt	(2,793)	—
Non-current portion of long term debt	$3,832	$—

As part of our acquisition of Premiere Casing Services - Egypt SAE ("Premiere") we assumed $7.4 million of outstanding debt at the acquisition date. At December 31, 2011 the balance of this debt was $5.6 million related to capital leases and $1.1 million related to notes payable. These balances represent all of our outstanding debt at December 31, 2011.

The following is a schedule by years of future minimum lease payments under capital leases as of December 31, 2011 (in thousands):

Years ending December 31,	Minimum capital lease commitments
2012	$2,304
2013	2,261
2014	1,182
2015	36
Total minimum capital lease payments	5,783
Less: Amount representing interest	(216)
Present value of net minimum capital least payments	$5,567

We also have a credit agreement which was entered into in 2007 and has since been amended several times, most recently in October 2010 (the “credit facility”).  Our credit facility originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to $145 million in December 2007.  Our credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on June 5, 2012.  Additionally, our credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.20 percent per annum and a letter of credit fee of 1.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility.

Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that have yet to be disbursed under all existing letters of credit.  Amounts available under the swingline loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  As of December 31, 2011, we had no borrowings under the revolver, $12.8 million in letters of credit outstanding, and $132.2 million available under the Revolver.

Our credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry.  In addition, the credit facility is secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility.  We were in compliance with our bank covenants at December 31, 2011.

Note 9—Shareholders’ equity and stock-based compensation

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2011	2010	2009
Basic weighted average number of shares outstanding	38,211	37,835	37,598
Dilutive effect of stock compensation awards	667	426	—
Diluted weighted average number of shares outstanding	38,878	38,261	37,598
Anti-dilutive options excluded from calculation due to exercise prices	1,022	1,247	5,269
Anti-dilutive options excluded from calculation due to reported net loss	—	—	714

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock and other stock-based awards to eligible directors, officers, employees and other persons.  The maximum number of shares that may be issued under our incentive plan may not exceed 10% of the issued and outstanding shares of our common stock.  As of December 31, 2011, 3,856,928 shares of our common stock were authorized for grants of stock-based awards and 1,605,616 shares were available for future grants.

Stock options

We grant options to our employees at an exercise price that may not be less than the market price on the date of grant.  Stock options granted under our incentive plan have historically vested equally over a three year period and expired no later than seven years from the date of grant.  Our stock-based compensation plan allows for options to be denominated in Canadian dollars or U.S. dollars at our discretion.  Prior to our delisting from the Toronto Stock Exchange (“TSX”) in 2008, options grants were generally in Canadian dollars.  In conjunction with our delisting from the TSX, subsequent option grants have been in U.S. dollars and we plan to denominate all future grants in U.S. dollars.  The following is a summary of our stock option transactions for the year ended December 31, 2011:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Term	Aggregate Intrinsic Value
U.S. dollar denominated options				(in years)	(in thousands)
Outstanding as of December 31, 2010	1,502,120		$12.53
Granted	47,000		$15.44
Exercised	(79,678)		$9.08
Forfeited	(48,640)		$12.22
Expired	(10,032)		$23.01
Outstanding at December 31, 2011	1,410,770		$12.76	4.80		$2,721
Vested at December 31, 2011 or expected to vest in the future	1,398,769		$12.75	4.80		$2,714
Exercisable at December 31, 2011	908,602		$12.82	4.38		$2,320
Canadian dollar denominated options
Outstanding at December 31, 2010	627,456	C$	21.41
Granted	—	C$	—
Exercised	(72,727)	C$	11.16
Forfeited	—	C$	—
Expired	(79,833)	C$	23.40
Outstanding at December 31, 2011	474,896	C$	22.64	1.44	C$	54
Vested at December 31, 2011 or expected to vest in the future	474,896	C$	22.64	1.44	C$	54
Exercisable at December 31, 2011	474,896	C$	22.64	1.44	C$	54

During 2011, 2010 and 2009, we recognized $2.8 million, $2.4 million and $2.4 million of pre-tax compensation expense for stock options and recorded $0.9 million, $0.7 million and $1.0 million of income tax benefits, respectively.  Total compensation cost related to non-vested option awards not yet recognized at December 31, 2011 was approximately $1.6 million, which is expected to be recognized over a weighted average period of 1.8 years.  Options exercised during the years ended December 31, 2011, 2010 and 2009 had a total intrinsic value of $1.1 million, $0.1 million and $0.1 million, respectively, generated $1.5 million, $0.2 million and $0.4 million of cash proceeds, respectively, and generated $0.3 million of associated income tax benefit in 2011.  Options exercised in 2010 and 2009 did not generate any significant associated income tax benefit.

Fair Value Assumptions.  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model based on several assumptions.  These assumptions are based on management's best estimate at the time of grant.  For the years ended December 31, 2011, 2010 and 2009, the weighted average grant date fair value per share of options granted was $7.78, $6.70 and $5.57 per share, respectively.

Listed below is the weighted average of each assumption based on grants for years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Weighted average risk-free interest rate	1.20%	1.30%	2.31%
Expected dividend yield	—%	—%	—%
Expected life (years)	4.5	4.5	4.5
Weighted average expected volatility	61%	60%	67%
Weighted average expected forfeiture rate	2%	6%	9%

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees and grants to non-employees are  liability-classified awards.  Accordingly, the fair value of these awards is included in accrued and other current liabilities in our consolidated balance sheets as of December 31, 2011 and 2010, and the liability is adjusted to fair value at the end of each reporting period.  At December 31, 2011 and 2010, the fair value of these awards was approximately $0.3 million and $1.8 million, respectively.

Restricted Stock

We grant restricted stock units under our incentive plan, which generally vest equally in three annual installments from the date of grant and entitle the grantee to receive the value of one share of our common stock for each vested restricted stock unit.  A summary of our restricted stock transactions for the year ended December 31, 2011 is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
U.S. dollar denominated restricted stock units
Nonvested at December 31, 2010	723,674	$12.43
Granted	37,400	$16.57
Vested	(346,382)	$12.45
Forfeited	(51,613)	$12.64
Nonvested at December 31, 2011	363,079	$12.80

    During 2011, 2010 and 2009, we recognized $4.2 million, $4.0 million and $2.9 million of pre-tax compensation expense, respectively, on restricted stock units and recorded $1.1 million, $1.0 million and $1.2 million of income tax benefits, respectively.  Total compensation cost related to non-vested restricted stock units not yet recognized at December 31, 2011 was approximately $2.3 million, which is expected to be recognized over a weighted average period of 1.8 years.  The grant date fair value of our U.S. dollar-denominated restricted stock granted during 2011, 2010 and 2009 was $0.6 million, $4.9 million and $4.2 million, respectively.

Performance Share Units

We grant performance stock units under our incentive plan, which vest in full after three years and entitle the grantee to receive the value of one share of our common stock for each vested performance share unit, subject to adjustment based on a performance measure.  The performance share unit performance objective multiplier can range from zero (when threshold performance is not met) to a maximum of 2.5 times the initial award.  Performance share units may be settled by delivery of our shares or the payment of cash based on the market value of our shares at the time of settlement, at our discretion.  A summary of our performance share units for the year ended December 31, 2011 is presented below:

	Number of Performance Share Units	Weighted- Average Fair Value at Reported Date
Nonvested at December 31, 2010	149,500	$—
Granted	—
Vested	—
Expired	(149,500)	$—
Nonvested at December 31, 2011	—	$—

During 2009, we reversed $0.9 million of previously recorded stock compensation expense based on the fair market value of these units being zero due to our 2009 operating results.   These performance share units expired in 2011 with no delivery of our shares or the payment of cash to the grantees, and no expense was recorded for these units during 2011 and 2010, as we did not meet the minimum performance threshold upon vesting.

Note 10—Income taxes

We are an Alberta (Canada) corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered resident for income tax purposes.

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its basis as reported on our consolidated financial statements.  The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in the jurisdictions in which we have operations

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.  The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2011		2010
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$259		$11
Accrued liabilities and reserves	1,709		5,077
United States:
Accrued liabilities and reserves	1,440		3,150
Other International:
Accrued liabilities and reserves	1,667		166
Current deferred tax assets	5,075		8,404
Less: Valuation allowance	(166)		(294)
Total current deferred tax assets	$4,909		$8,110
Non-current:
Canada:
Loss carryforwards	$76	—	$—
Property, plant and equipment	11,651		10,289
Tax credit carryforwards	1,792		3,174
United States:
Loss carryforwards	5,411		4,656
Tax credit carryforwards	618		275
Stock compensation	4,260		3,512
Other International:
Loss carryforwards	2,617		2,635
Accrued liabilities and reserves	138		—
Non-current deferred tax assets	26,563		24,541
Less: Valuation allowance	(3,117)		(2,709)
Total non-current deferred tax assets	$23,446		$21,832
Deferred tax liabilities:
Non-current deferred tax liabilities:
United States:
Property, plant and equipment	$(13,173)		$(12,356)
Other international:
Property, plant and equipment	(1,614)		(1,665)
Intangibles	(717)		—
Total non-current deferred tax liabilities	(15,504)		(14,021)
Net deferred tax assets	$12,851		$15,921

Deferred tax assets relating to tax benefits of employee stock-based compensation have been reduced to reflect stock options exercised and restricted stock that vested during the year. Some exercises and vestings result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in net operating tax carryforwards pursuant to accounting for stock compensation under GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable in 2011 or 2010 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses in deferred tax assets for 2011 or 2010. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets for 2011 and 2010 are $1.6 million and $0.7 million, respectively.

Since we are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2011 was 26.5%.  The combined rates in 2010 and 2009 were 28% and 29%, respectively.

Our income before income taxes consisted of the following (in thousands):

	December 31,
	2011	2010	2009
Canada	$22,145	$13,028	$6,473
United States	(3,512)	(15,629)	(44,936)
Other international	22,639	16,423	20,858
Income before taxes	$41,272	$13,822	$(17,605)

Our income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2011	2010	2009
Current:
Canada	$616	$1,323	$344
United States	(595)	153	(15,856)
Other international	12,517	7,107	5,122
Total current	12,538	8,583	(10,390)
Deferred:
Canada	3,265	2,428	(1,791)
United States	560	(6,092)	524
Other international	(2,087)	1,858	(683)
Total deferred	1,738	(1,806)	(1,950)
Income tax provision	$14,276	$6,777	$(12,340)

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory tax rate	26.5%	28.0%	29.0%
Effect of:
Tax rates applied to earnings not attributed to Canada	2.6	(10.2)	21.6
U.S. state taxes	0.7	2.1	—
Non-deductible and permanent items	4.8	10.3	(10.4)
Change in future tax rates	(0.1)	3.2	(3.8)
Change in valuation allowance	1.0	14.0	8.0
Research and development tax credits	(2.7)	(2.3)	2.0
Changes in tax laws	—	—	25.5
Other	1.8	3.9	(1.8)
Effective tax rate	34.6%	49.0%	70.1%

During 2011, we utilized $9.7 million of non-capital loss carryforwards in Canada.  At December 31, 2011, we had $1.8 million of Canadian loss carryforwards remaining which do not expire until 2027.  These losses can be carried forward and applied to reduce future taxable income. Based on our recent history of generating taxable income to utilize our loss carryforwards, expected future income and potential tax planning strategies, we expect to fully utilize these loss carryforwards.  Therefore, there is no valuation allowance offsetting the deferred tax asset for these losses.

Certain of our U.S. and foreign subsidiaries file separate tax returns and have incurred losses in those respective jurisdictions.  At December 31, 2011 we had a deferred tax asset related to the 2011 U.S. loss carryforward of $5.4 million.  No valuation allowance has been established on the U.S. losses, as the future reversals of existing taxable temporary differences in the U.S. will generate enough taxable income to realize the tax benefit of those losses.

At December 31, 2011 we had a deferred tax asset related to foreign loss carryforwards of $2.6 million.  Due to insufficient earnings history in the jurisdictions where such losses were generated, we do not expect to fully utilize these foreign losses.  Therefore, a partial valuation allowance has been established against the related deferred tax asset. The valuation allowance at December 31, 2011 was $2.0 million.

At December 31, 2011 we had a deferred tax asset related to foreign tax credits of $1.3 million.  These foreign tax credits are fully offset by a valuation allowance of $1.3 million, for a net deferred tax asset related to foreign tax credits of zero.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.  It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2010, we had an accrual for uncertain tax positions of $1.2 million. During 2011, we reversed $0.2 million due to a lapse in the statute of limitations, leaving a balance of $0.9 million at December 31, 2011.  The accrual for uncertain tax positions is included in other liabilities in our consolidated balance sheet as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2011	2010	2009
Balance, beginning of year	$1,168	$1,168	$1,181
Decreases in tax positions for prior years	—	—	(56)
Increase in tax positions for prior years	—	—	43
Lapse in statute of limitations	(226)	—	—
Balance, end of year	$942	$1,168	$1,168

Interest related to uncertain tax positions is recognized in interest expense on our consolidated balance sheets, and penalties related to uncertain tax positions are recognized in other expense on our consolidated statements of income.  At December 31, 2011 and 2010, we had accrued $0.1 million for the potential payment of interest and penalties on uncertain tax positions.

We are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2003.  We are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2009.

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

Note 11—Goodwill and other intangible assets

Goodwill

We perform an impairment test for goodwill annually in the fourth quarter of each year or earlier if indicators of potential impairment exist.  We concluded our goodwill was not impaired as of December 31, 2011 and 2010.  We had no impairment charges related to goodwill during the years ended December 31, 2011, 2010 and 2009.

The change in the carrying amount of goodwill is as follows (in thousands):

	December 31,
	2011	2010
Gross balance, beginning of year	$29,394	$29,394
Additions to goodwill	3,338	—
Gross balance, end of year	$32,732	$29,394

Other intangible assets

The estimated useful life, carrying amount and accumulated amortization of our intangible assets at December 31, 2011 and 2010 were as follows (in thousands):

		2011		2010
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Customer relationships	5 - 7 years	$5,850	$(1,677)	$5,566	$(4,286)
Patents	10 - 14 years	2,522	(1,154)	2,522	(961)
Non-compete agreements	5 years	2,010	(1,675)	2,855	(2,066)
Other		1,218	(123)	64	(5)
		$11,600	$(4,629)	$11,007	$(7,318)

Amortization expense related to our intangible assets for the years ended December 31, 2011, 2010 and 2009, was $1.3 million, $1.2 million and $2.0 million, respectively, and is included in cost of sales and services in our consolidated statements of income.  Future estimated amortization expense related to our intangible assets for the next five years is expected to be as follows (in thousands):

Years ending December 31,	Amortization expense
2012	$1,563
2013	1,343
2014	1,149
2015	769
2016	750

We did not recognize any impairment losses on our intangible assets during the years ended December 31, 2011, 2010 or 2009.

Note 12—Commitments and contingencies

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

Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents.  Varco seeks monetary damages and an injunction against further infringement.  We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question.  In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff.  We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based.  The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination.  In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that we had contested.  Varco has appealed this decision with the USPTO and that reexamination appeal is pending. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan.  We reviewed this matter and have provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved were approximately 0.5% and 0.7% of total revenue in 2006 and 2007.  Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  We continue to evaluate the potential outcome of this matter.  The effect on our consolidated financial position, results of operations or cash flows is not reasonably determinable at this time.  Accordingly, we have not accrued a reserve for this matter as of December 31, 2011.  An agreement tolling any applicable statute of limitations governing this investigation expired in January 2011 without a request for an extension.

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

On November 11, 2010 we won a jury verdict against National Oilwell Varco, L.P. ("NOV"), Frank's Casing Crew and Rental Tools, Inc. ("Frank's") and Offshore Energy Services, Inc. ("OES") for infringing our U.S. Patent Nos. 7,140,443 and 7,377,324.  In that verdict, the jury found that NOV's accused product, the CRT 350, infringes all valid patent claims in the asserted patents, and that NOV contributorily infringed all valid patent claims in the asserted patents.  The jury also found that Frank's accused products, the (i) SuperTAWG, (ii) FA-1, and (iii) CRT 350, and OES's accused products, the CRT 350, infringe all valid patent claims in the asserted patents.  Damages were stipulated by the parties and the verdict is subject to entry of judgment and appeal.

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

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  In November 2009, we received a favorable decision from a lower level court regarding payments made during 2000, which is subject to appeal.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter for a total accrual of $5.1 million as of December 31, 2011.

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

Other contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At December 31, 2011 our total exposure under outstanding letters of credit was $12.8 million.

Commitments

We have operating lease commitments expiring at various dates, principally for administrative offices, operation facilities and equipment.  Rental expense for all operating leases was $5.5 million, $5.5 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2011 are as follows (in thousands):

Years ending December 31,	Minimum lease commitments
2012	$5,082
2013	2,113
2014	1,120
2015	722
2016	276
Thereafter	1,795

As of December 31, 2011, we had $82.7 million in manufacturing purchase commitments for executed purchase orders that were submitted to respective vendors.

Note 13—Warranties

Changes in our warranty accrual for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Balance, beginning of year	$1,698	$2,251
Charged to expense, net	1,805	381
Deductions	(400)	(934)
Balance, end of year	$3,103	$1,698

Note 14—Segment information

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

Significant financial information relating to these segments is as follows (in thousands):

	Year ended December 31, 2011
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$344,698	$151,124	$17,147	$—	$—	$512,969
Depreciation and amortization	11,086	18,741	4,697	32	3,905	38,461
Operating income (loss)	88,799	16,680	(12,392)	(12,512)	(38,058)	42,517
Other expense						(1,245)
Income before income taxes						$41,272

	Year ended December 31, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$243,933	$121,884	$12,848	$—	$—	$378,665
Depreciation and amortization	11,011	17,747	4,339	32	2,999	36,128
Operating income (loss)	62,818	8,228	(11,594)	(9,075)	(35,060)	15,317
Other expense						(1,495)
Income before income taxes						$13,822

	Year ended December 31, 2009
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$224,853	$118,299	$13,696	$—	$—	$356,848
Depreciation and amortization	7,980	20,720	4,614	69	3,350	36,733
Operating income (loss)	49,532	(2,942)	(20,643)	(7,431)	(32,945)	(14,429)
Other expense						(3,176)
Income before income taxes						$(17,605)

Geographic areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is completed and title transfers.  Our revenue by geographic area for the past three fiscal years was as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$144,319	$130,595	$159,200
Canada (1)	177,065	98,709	33,083
South America	53,395	35,701	34,888
Asia Pacific	40,591	31,011	44,117
Mexico	40,448	32,407	32,631
Russia (2)	27,708	27,283	7,880
Europe, Africa and Middle East	29,443	22,959	45,049
Total	$512,969	$378,665	$356,848

(1) Effective January 1, 2010, we changed the contracts for new top drive sales to generally sell the units directly from our manufacturing facility in Canada.  This change increased the amount of top drive revenue recorded in Canada in 2011 and 2010, compared to 2009 presented above.
(2) Prior period geographic information has been adjusted for revenues earned in Russia, which was previously grouped with Europe.

Our physical location of our net property, plant and equipment by geographic area as of December 31, 2011 and 2010 was as follows (in thousands):

	2011	2010
United States	$56,758	$60,706
Canada	14,700	13,464
South America	22,943	19,131
Asia Pacific	22,414	22,137
Mexico	35,473	29,582
Russia (1)	20,236	21,583
Europe, Africa and Middle East	30,544	16,083
Total	$203,068	$182,686

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

For the years ended December 31, 2011, 2010 and 2009, no single customer represented more than 10% of our consolidated revenue.

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

Supplementary Data

Selected quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data for 2011 and 2010 (in thousands, except for per share amounts):

	For the 2011 quarterly period ended
	March 31	June 30	September 30	December 31(1)
Revenue	$105,622	$117,278	$126,989	$163,080
Operating income	7,516	8,855	8,426	17,720
Net income	4,317	7,389	3,828	11,462
Earnings (loss) per share:
Basic	$0.11	$0.19	$0.10	$0.30
Diluted	$0.11	$0.19	$0.10	$0.29

	For the 2010 quarterly period ended
	March 31	June 30	September 30	December 31(2)
Revenue	$86,096	$85,555	$93,476	$113,538
Operating income (loss)	3,038	1,347	5,001	5,929
Net income (loss)	2,205	701	2,984	1,155
Earnings (loss) per share:
Basic	$0.06	$0.02	$0.08	$0.03
Diluted	$0.06	$0.02	$0.08	$0.03

(1) Our results for the quarterly period ended December 31, 2011 included a $1.3 million charge to increase our allowance for uncollectible accounts.

(2) Our results for the quarterly period ended December 31, 2010 included a $2.2 million charge to operating income resulting from a customer dispute over contract term interpretations and a $1.6 million increase in income tax expense for a valuation allowance adjustment established on foreign subsidiary net operating losses.

30

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010 and 2009

	Balance at beginning of year	Charged to cost and expenses (b)	Charged to other accounts (a)	Deductions (c)	Balance at end of year
	(in thousands)
2011
Allowance for uncollectible accounts	$865	$1,763	$—	$(137)	$2,491
Inventory reserves	4,440	—	—	—	4,440
Warranty reserves	1,698	1,805	—	(400)	3,103
Allowance for uncollectible deposits (d)	3,385	—	—	(3,385)	—
Deferred tax asset valuation allowance	3,003	280	—	—	3,283
2010
Allowance for uncollectible accounts	$1,539	$(531)	$2	$(145)	$865
Inventory reserves	7,143	—	—	(2,703)	4,440
Warranty reserves	2,251	381	—	(934)	1,698
Allowance for uncollectible deposits (d)	3,385	—	—	—	3,385
Deferred tax asset valuation allowance	1,788	1,937	—	(722)	3,003
2009
Allowance for uncollectible accounts	$3,195	$312	$38	$(2,006)	$1,539
Inventory reserves	3,032	6,434	(166)	(2,157)	7,143
Warranty reserves	3,326	(85)	88	(1,078)	2,251
Allowance for uncollectible deposits (d)	3,385	—	—	—	3,385
Deferred tax asset valuation allowance	2,604	277	—	(1,093)	1,788

(a)	Represents currency translation adjustments and reclasses.

(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty services to customers.

(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty reserve estimates.

(d)	Relates to interest earned but unpaid on deposits held by Mexican tax authorities which were settled in 2011.

31