Form 10-Q
period 2012-03-31
TESCO CORP
filed 2012-05-04
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of April 30, 2012:   38,611,383

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

Please see Part I, Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding our exposure to risks.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$17,891	$23,069
Accounts receivable trade, net of allowance for doubtful accounts of $2,845 and $2,491 as of March 31, 2012 and December 31, 2011, respectively	132,891	117,711
Inventories, net	127,786	111,769
Income taxes recoverable	3,007	3,020
Deferred income taxes	5,866	4,909
Prepaid and other assets	30,531	33,326
Total current assets	317,972	293,804
Property, plant and equipment, net	207,546	203,068
Goodwill	32,732	32,732
Deferred income taxes	12,020	12,416
Intangible and other assets, net	6,727	7,195
Total assets	$576,997	$549,215
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$725	$2,793
Accounts payable	53,779	57,443
Deferred revenue	23,392	25,924
Warranty reserves	7,472	3,103
Income taxes payable	2,057	2,336
Accrued and other current liabilities	25,570	34,069
Total current liabilities	112,995	125,668
Long term debt	25,575	3,832
Other liabilities	2,623	2,434
Deferred income taxes	7,694	4,474
Total liabilities	148,887	136,408
Commitments and contingencies (Note 10)
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,596 and 38,569 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	207,457	206,573
Retained earnings	185,152	170,733
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	428,110	412,807
Total liabilities and shareholders’ equity	$576,997	$549,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2012	2011
Revenue
Products	$68,941	$37,193
Services	83,480	68,429
	152,421	105,622
Operating expenses
Cost of sales and services
Products	52,310	25,059
Services	67,485	58,434
	119,795	83,493
Selling, general and administrative	11,063	11,728
Research and engineering	2,542	2,885
Total operating expenses	133,400	98,106
Operating income	19,021	7,516
Other expense (income)
Interest expense	(358)	286
Interest income	(31)	—
Foreign exchange loss	280	186
Other expense (income)	(1,332)	28
Total other expense	(1,441)	500
Income before income taxes	20,462	7,016
Income tax provision	6,043	2,699
Net income	$14,419	$4,317
Earnings per share:
Basic	$0.37	$0.11
Diluted	$0.37	$0.11
Weighted average number of shares:
Basic	38,583	38,076
Diluted	39,066	38,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$14,419	$4,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,780	9,267
Stock compensation expense	727	2,477
Bad debt expense	369	250
Deferred income taxes	2,659	497
Amortization of financial items	46	46
Gain on sale of operating assets	(5,310)	(171)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(9,225)	(13,971)
Inventories	(16,017)	(10,445)
Prepaid and other current assets	2,722	(2,126)
Accounts payable and accrued liabilities	(9,167)	5,163
Income taxes payable (recoverable)	(266)	(1,374)
Other noncurrent assets and liabilities, net	260	36
Net cash used for operating activities	(8,003)	(6,034)
Investing Activities
Additions to property, plant and equipment	(17,866)	(8,148)
Proceeds on sale of operating assets	820	325
Other, net	73	—
Net cash used for investing activities	(16,973)	(7,823)
Financing Activities
Issuances of debt	26,000	—
Repayments of debt	(6,325)	—
Proceeds from exercise of stock options	123	132
Other, net	—	(45)
Net cash provided by financing activities	19,798	87
Change in cash and cash equivalents	(5,178)	(13,770)
Net cash and cash equivalents, beginning of period	23,069	60,603
Net cash and cash equivalents, end of period	$17,891	$46,833
Supplemental cash flow information
Cash payments for interest	$88	$71
Cash payments for income taxes	3,620	4,784
Cash received for income tax refunds	385	458
Property, plant and equipment accrued in accounts payable	967	811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the three months ended March 31, 2012
Balances at January 1, 2012	38,569	$206,573	$170,733	$35,501	$412,807
Net income	—	—	14,419	—	14,419
Stock compensation related activity	27	884	—	—	884
Balances at March 31, 2012	38,596	$207,457	$185,152	$35,501	$428,110

For the three months ended March 31, 2011
Balances at January 1, 2011	38,058	$196,431	$143,737	$35,501	$375,669
Net income	—	—	4,317	—	4,317
Stock compensation related activity	91	1,522	—	—	1,522
Balances at March 31, 2011	38,149	$197,953	$148,054	$35,501	$381,508

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report on Form 10-K”), which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of March 31, 2012 and for the quarters ended March 31, 2012 and 2011 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2011 from the audited consolidated balance sheet filed in our 2011 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Fair Value of Financial Instruments

At March 31, 2012, the carrying amount of cash and cash equivalents, accounts receivable trade, restricted cash, non-trade receivables, accounts payable and accrued liabilities approximated their fair value due to their short maturities. At March 31, 2012, the carrying amount of our long term debt approximated its fair value.  The fair value of our long term debt is determined using observable inputs and is based on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours (Level 2).

Revision to Previously Issued Financial Statement

The unaudited condensed consolidated statement of income for the quarter ended as of March 31, 2011 has been revised to reflect a one-time Colombian government enacted net worth tax for all Colombian entities, effective January 1, 2011.  Based on our Colombian operations' net equity, measured on a Colombian tax basis as of January 1, 2011, our total net-worth tax obligation was approximately $0.7 million, which is not deductible for tax purposes.  The unaudited condensed consolidated financial statements as of March 31, 2012 and for the quarters ended March 31, 2012 and 2011, included in this Quarterly Report on Form 10-Q, properly reflect the Colombian tax obligation. The following table summarizes the effect of recording the revision on the unaudited condensed consolidated statement of income for the quarter ended March 31, 2011 (in thousands, except per share information):

	Three Months Ended March 31, 2011
	As previously reported	Adjustments	As revised
Revenue	$105,622	$—	$105,622

Total operating expenses	$97,413	$693	$98,106

Income before income taxes	$7,709	$(693)	$7,016

Net income	$5,010	$(693)	$4,317

Earnings per share:
Basic	$0.13	$(0.02)	$0.11
Diluted	$0.13	$(0.02)	$0.11

Subsequent Events

We conducted our subsequent events review through the date on which these unaudited condensed consolidated financial statements were filed with the SEC.

In April 2012, the Company entered into a definitive agreement to sell our CASING DRILLING™ business to Schlumberger for a total consideration of $45 million in cash, subject to customary purchase price adjustments. The sale is expected to close in the second quarter of 2012. As of March 31, 2012, our CASING DRILLINGTM long lived assets, inventory and accounts receivable had a net book value of approximately $11.0 million, $6.7 million and $4.9 million, respectively.
In April 2012, we amended our credit agreement (the "new credit facility") to provide a revolving line of credit of $125 million including up to $20 million of swing line loans (collectively, the “New Revolver”). The new credit facility has a term of five years and all outstanding borrowings on the New Revolver are due and payable on April 29, 2017.  Additionally, the new credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the new credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00 percent per annum on outstanding face amounts of letters of credit issued under the new credit facility. Amounts available under the New Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The new credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The new credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the new credit facility.

In April 2012, we received a favorable determination on a legacy withholding tax issue in a foreign jurisdiction. We have reversed $1.9 million of accruals previously made for this issue ($1.3 million to other income and a $0.6 million reduction of interest expense). For a detailed discussion of this matter, see Note 10—Commitments and Contingencies.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies, as described in the notes to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of out consolidated financial statements. We do not believe that any issued accounting and reporting guidance not yet adopted by us will have a material impact on our unaudited condensed consolidated financial statements.

Note 3—Details of Certain Accounts

At March 31, 2012 and December 31, 2011, prepaid and other current assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Prepaid taxes other than income	$7,889	$9,968
Deposits	8,843	7,995
Prepaid insurance	3,261	5,136
Other prepaid expenses	4,533	4,247
Restricted cash	2,536	2,609
Deferred job costs	2,474	2,251
Non-trade receivables	995	1,120
	$30,531	$33,326

At March 31, 2012 and December 31, 2011, accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and benefits	$11,037	$15,545
Accrual for foreign withholding tax claim	2,782	5,125
Accrued taxes other than income taxes	7,652	9,809
Other current liabilities	4,099	3,590
	$25,570	$34,069

Note 4—Inventories

At March 31, 2012 and December 31, 2011, inventories, net of reserves of $4.4 million for excess and obsolete inventories, by major classification were as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$86,306	$75,399
Work in progress	6,364	6,892
Finished goods	35,116	29,478
	$127,786	$111,769

Note 5—Property, plant and equipment

At March 31, 2012 and December 31, 2011, property, plant and equipment, at cost, by major category were as follows (in thousands):

	March 31, 2012	December 31, 2011
Land, buildings and leaseholds	$25,006	$24,588
Drilling equipment	314,921	312,344
Manufacturing equipment	7,927	6,910
Office equipment and other	29,311	27,621
Capital work in progress	18,120	10,814
	395,285	382,277
Less: Accumulated depreciation	(187,739)	(179,209)
	$207,546	$203,068

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $1.7 million for the three months ended March 31, 2012. Four used top drives were sold from our rental fleet during the three months ended March 31, 2012. There were no sales of used units in the three months ended March 31, 2011.

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales and services	$10,265	$8,863
Selling, general and administrative expense	515	404
	$10,780	$9,267

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

Note 6—Warranties

Changes in our warranty accrual for the three months ended March 31, 2012 were as follows (in thousands):

March 31, 2012
Balance as of January 1, 2012	$3,103
Charged to expense, net	4,429
Deductions	(60)
Balance as of March 31, 2012	$7,472

During the three months ended March 31, 2012, we recorded warranty expenses of $3.9 million specifically associated with the gear box housing issue for our new ESI model.

Note 7—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2012	2011
Basic weighted average number of shares outstanding	38,583	38,076
Dilutive effect of stock-based compensation	483	677
Diluted weighted average number of shares outstanding	39,066	38,753
Anti-dilutive options excluded from calculation due to exercise prices	654	1,047

Note 8—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Current tax provision	$3,384	$2,202
Deferred tax provision	2,659	497
Income tax provision	$6,043	$2,699

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 30% for the three months ended March 31, 2012 compared to 38% for the same period in 2011.  The 8% decrease in our effective tax rate for the three months ended March 31, 2012 as compared to the same period in 2011 is due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

At December 31, 2011, we had an accrual for uncertain tax positions of $1.3 million.  During the first quarter of 2012, we reversed $0.1 million due to legal settlements occurring during the period, leaving a balance of $1.2 million at March 31, 2012. The accrual for uncertain tax positions is included in other liabilities in our consolidated balance sheet as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

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

Note 9—Long term debt

Long term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Credit revolver	$25,000	$—
Capital leases	379	5,567
Other notes payable	921	1,058
Current portion of long term debt	(725)	(2,793)
Non-current portion of long term debt	$25,575	$3,832

As part of our acquisition of Premiere in 2011, we assumed $7.4 million of outstanding debt at the acquisition date of October 16, 2011. At December 31, 2011 the balance of this debt was $5.6 million related to capital leases and $1.1 million related to notes payable. These balances represented all of our outstanding debt at December 31, 2011. During the three months ended March 31, 2012 we paid off a significant amount of the outstanding balances related to Premiere's capital leases. At March 31, 2012 the outstanding balance of Premiere's capital leases was $0.4 million.

At March 31, 2012, we had a credit agreement which was entered into in 2007 and has since been amended several times, most recently in October 2010 (the credit agreement, as so amended, being referred to as the “credit facility”).  Our credit facility originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to $145 million in December 2007.  Our credit facility had a term of five years and all outstanding borrowings on the Revolver were due and payable on June 5, 2012.  Additionally, our credit facility bore interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We were required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.20 percent per annum and a letter of credit fee of 1.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility.

Amounts available under the Revolver were reduced by letters of credit issued under our credit facility, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that had yet to be disbursed under all existing letters of credit.  Amounts available under the swingline loans might also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings might also be limited in order to maintain certain financial ratios required under the covenants.

Our credit facility contained covenants that we considered usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibited incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders and contains other restrictions, that were standard to the industry.  In addition, the credit facility was secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada were guarantors of any borrowings under the credit facility.

Under the Revolver at March 31, 2012, we had $25.0 million in borrowings, $0.5 million in letters of credit outstanding, and $119.5 million in available borrowing capacity.

In April 2012, we amended the credit agreement. For a detailed discussion of the amended credit agreement, see Note 1—Nature of Operations and Basis of Preparation, Subsequent Events.

Note 10—Commitments and Contingencies

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

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan.  We reviewed this matter and have provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved was approximately 0.5% and 0.7% of total revenue in 2006 and 2007, respectively.  Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  We continue to evaluate the potential outcome of this matter.  The effect on our consolidated financial position, results of operations or cash flows is not reasonably determinable at this time.  Accordingly, we have not accrued a reserve for this matter as of March 31, 2012.  An agreement tolling any applicable statute of limitations governing this investigation expired in January 2011 without a request for an extension.

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

In August 2008, we received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return.  We disagree with this claim and are currently litigating the matter.  In December 2009, we received a decision from the Mexican Tax Court in our favor, which is subject to further appeal.  The outcome of this litigation is uncertain. No accrual has been recorded for this claim.

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter. In April 2012, we received final determination for the 2000 and 2002 tax years and have reversed $1.9 million of the accrual ($1.3 million to other income and a $0.6 million reduction of interest expense). At March 31, 2012, we have $2.8 million accrued for the remaining years.

In October 2011, we received a $1.0 million tax assessment from the Norwegian tax authorities. In January 2012, we submitted to the authorities our position that no tax liability is due. Our submission was not accepted by the authorities and we are currently appealing this decision in the Norwegian legal system. We believe the assessment has no merit and no accrual has been made for this assessment.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At March 31, 2012 and December 31, 2011, our total exposure under outstanding letters of credit was $8.4 million and $12.8 million, respectively.

Note 11—Segment Information

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended March 31, 2012
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$101,816	$43,471	$7,134	––	––	$152,421
Depreciation and amortization	2,913	5,818	1,083	20	946	10,780
Operating income (loss)	24,893	4,942	(853)	(2,542)	(7,419)	19,021
Other expense (income)						(1,441)
Income before income taxes						$20,462

	Three Months Ended March 31, 2011
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$70,449	$32,288	$2,885	––	––	$105,622
Depreciation and amortization	2,625	4,575	1,147	11	909	9,267
Operating income (loss)	21,158	1,613	(3,113)	(2,885)	(9,257)	7,516
Other expense (income)						500
Income before income taxes						$7,016

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	38,423	31,865
South America	15,081	12,305
Canada	56,534	33,739
Russia	11,356	4,956
Asia Pacific	11,138	8,361
Mexico	12,116	7,711
Europe, Africa and Middle East	7,773	6,685
Total	152,421	105,622

The physical location of our net property, plant and equipment by geographic area as of March 31, 2012 and 2011 was as follows (in thousands):

	March 31, 2012	December 31, 2011
United States	$56,804	$56,758
Mexico	36,586	35,473
South America	21,209	22,943
Asia Pacific	22,592	22,414
Russia	19,089	20,236
Europe, Africa and Middle East	35,498	30,544
Canada	15,768	14,700
Total	$207,546	$203,068

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements.  Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” in Part II, Item IA below and in our 2011 Annual Report on Form 10-K, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Business Environment

In 2011 and into 2012, oil and natural gas drilling activity increased significantly from the low level of activity beginning with the severe global economic downturn in 2008.  During 2011, international rig count increased from 2010 levels and continues to improve in 2012.  One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows average rig count by region for the three months ended March 31, 2012 and 2011.

	Three Months Average Rig Count(1)
	March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
U.S.	1,991	1,716	275	16%
Canada	592	587	5	1%
Latin America (includes Mexico)	432	410	22	5%
Middle East (excludes Iran, Iraq and Sudan)	311	283	28	10%
Asia Pacific (excludes China onshore)	250	273	(23)	(8)%
Europe (excludes Russia)	112	118	(6)	(5)%
Africa	83	82	1	1%
Worldwide	3,771	3,469	302	9%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the First Quarter Ended March 31, 2012 and Operational Performance

During the first quarter of 2012, our Top Drive segment had a significant increase in the number of top drive units sold compared to the same period in 2011.  Our Tubular Services segment revenue and operating income has also improved significantly in the first quarter of 2012 as compared to the first quarter of 2011. This segment is continuing to recover from lower activity levels in the Gulf of Mexico caused by the drilling moratorium imposed in 2010 and extreme winter weather conditions that slowed North American operations in the first quarter of 2011. Our proprietary tubular services offering continues to gain market acceptance and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.  We believe that our financial condition has improved significantly over the past year, as demonstrated by the following:

•	Increased revenue from $105.6 million in the first quarter of 2011 to $152.4 million in the first quarter of 2012;

•	Increased operating income from $7.5 million in the first quarter of 2011 to $19.0 million in the first quarter of 2012;

•	Growth in our top drive backlog from 43 units with potential revenue value of $57.4 million at March 31, 2011 to 57 units with potential revenue value of $74.0 million at March 31, 2012; and

•
Although we used more cash and cash equivalents to fund operating activities during the three months ended March 31, 2012 as compared to the same period in 2011, we also increased our inventory levels in order to meet anticipated customer demand.

 Outlook for 2012

Volatility in the global economy has continued over the past few quarters as a result of the United States debt downgrade, European debt crisis, reduced consumer demand, slower GDP growth rates in the United States and internationally, and declining natural gas prices. Furthermore, in order to address negative fiscal situations and initiate deficit reduction measures, many governments are seeking additional revenue sources, including eliminating key federal income tax incentives currently available to oil and natural gas exploration and production companies. Current global macro-economic conditions make any projections difficult and uncertain; however, they could result in oil and gas operators curtailing drilling activity, which would negatively affect our business.

Thus far, clear signs of weakening demand have had a limited impact on oil and natural gas market fundamentals and we continue to anticipate moderately improved activity for the remainder of 2012 in each of our revenue generating segments, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and the size of our product sale backlog, we expect our top drive order rate and rental activity to remain steady for the remainder of 2012. In North America, we are experiencing some downward pressure in bidding activity.  Our outstanding new unit sales backlog was 57 units at March 31, 2012, compared to 43 units at March 31, 2011 and 74 units at December 31, 2011.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings.

•
Tubular Services - We expect our CDS™ proprietary and conventional casing running business to continue to grow moderately for the remainder of 2012. We will continue to expand our proprietary casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase into 2012, which should increase demand for our MCLRS proprietary services.

•
CASING DRILLING™ – In April 2012, the Company entered into a definitive agreement to sell our CASING DRILLING™ business to Schlumberger for a total consideration of $45 million in cash, subject to customary purchase price adjustments. The sale is expected to close in the second quarter of 2012.

Operating Results

Below is a summary of our operating results for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
(in thousands, except percentages)
Segment revenue
Top Drive	$101,816	$70,449	$31,367	45%
Tubular Services	43,471	32,288	11,183	35%
CASING DRILLING™	7,134	2,885	4,249	147%
Consolidated revenue	$152,421	$105,622	$46,799	44%
Segment operating income (loss)
Top Drive	$24,893	$21,158	$3,735	18%
Tubular Services	4,942	1,613	3,329	206%
CASING DRILLING™	(853)	(3,113)	2,260	(73)%
Research & engineering	(2,542)	(2,885)	343	(12)%
Corporate and other	(7,419)	(9,257)	1,838	(20)%
Consolidated operating income	19,021	7,516	11,505	153%
Other expense (income)	(1,441)	500	(1,941)	(388)%
Income tax provision	6,043	2,699	3,344	124%
Net income	$14,419	$4,317	$10,102	234%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our operating results and metrics for the three months ended March 31, 2012 and 2011 (in thousands, except percentages, units, days and rate):

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
Top Drive revenue
Sales	$50,400	$24,962	$25,438	102%
Rental services	34,646	33,257	1,389	4%
After-market sales and services	16,770	12,230	4,540	37%
	101,816	70,449	31,367	45%
Top Drive operating income	$24,893	$21,158	$3,735	18%
Number of top drive sales:
New	35	17	18	106%
Used or consignment	4	1	3	300%
	39	18	21	117%
End of period number of top drives in rental fleet:	130	125	5	4%
Rental operating days(a)	6,987	6,870	117	2%
Average daily operating rate	$4,959	$4,841	$118	2%

 (a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by increased oil and natural gas drilling activity and new rig build activity undertaken to meet anticipated global drilling demand. The average active rig count increased for the first quarter of 2012 by 9% from the same period in 2011.

In March 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards.  Because this quality issue may affect up to the first 18 ESI units produced, management has informed our customers to arrange for inspection in order to determine if their ESI top drive is impacted by this issue.  None of these top drive units have been placed into service by our customers. We have provided for a specific warranty accrual of $3.9 million at March 31, 2012.

Top Drive sales revenue — The increase in revenue for the three months ended March 31, 2012 compared to the same period in 2011 is due to an increase in the number of new units sold.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units was $7.0 million during the three months ended March 31, 2012 and $0.7 million for the three months ended March 31, 2011.

Top Drive rental revenue — The increase in revenue for the three months ended March 31, 2012 compared to the same period in 2011 is due to improved operating days, utilization rates and a larger rental fleet during the respective periods.

Top Drive after-market sales and services revenue — Revenue for the three months ended March 31, 2012 improved significantly compared to the same period in 2011 as we began to recover lost business experienced in prior years due to the industry downturn and as a result of a larger installed base of top drives.

Top Drive operating income — The increase in Top Drive operating income for the three months ended March 31, 2012 as compared to the same period in 2011 is due to higher revenue for Top Drive sales, rental services, and after-market sales and services discussed above. This increase was significantly offset due to an increase in warranty expense of $3.9 million specifically associated with the gearbox housing issue for our new ESI model.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional casing running services, which are mostly offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing

Running Service technology, which uses certain components of our CASING DRILLING™ technology, in particular the CDS™, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  In addition, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our operating results and metrics for the three months ended March 31, 2012 and 2011 (in thousands, except percentages and number of jobs):

	Three Months Ended March 31,		Increase/ (Decrease)
	2012	2011	2011 to 2012
Tubular Services revenue
Proprietary	$32,588	$24,529	$8,059	33%
Conventional	10,883	7,759	3,124	40%
	$43,471	$32,288	$11,183	35%
Tubular Services operating income	$4,942	$1,613	$3,329	206%
Number of proprietary jobs	859	820	39	5%

The increase in Tubular Services revenue for the three months ended March 31, 2012 compared to the same period in 2011 is due to increased demand for tubular services.  A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our proprietary service offerings. In addition, increased domestic and international demand for our tubular services, both proprietary and conventional, has resulted in new jobs at more favorable pricing terms. For the three months ended March 31, 2012 revenue related to our MCLRS proprietary tubular services increased $0.8 million compared to the same period in 2011, as revenue for the three months ended March 31, 2011 was minimal due to the market conditions resulting from the Deepwater Horizon explosion, the temporary Gulf of Mexico drilling moratorium and the resulting negative impact on the deepwater drilling permitting process. Tubular Services revenue for the three months ended March 31, 2012 included $1.8 million of revenue for CDS equipment sales while no CDS equipment sales were made during the same period in 2011.

The increase in Tubular Services operating income for the three months ended March 31, 2012 as compared to the same period in 2011 is due to higher revenue for proprietary and conventional jobs discussed above, as well as improved margins as oil and natural gas drilling activity continues to recover from the severe downturn experienced in prior years.

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

In April 2012, the Company entered into a definitive agreement to sell our CASING DRILLING™ business to Schlumberger for a total consideration of $45 million in cash, subject to customary purchase price adjustments. The sale is expected to close in the second quarter of 2012.
The following is a summary of our operating results for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
CASING DRILLING™ revenue	$7,134	$2,885	$4,249	147%
CASING DRILLING™ operating loss	$(853)	$(3,113)	$2,260	73%

CASING DRILLING™ revenue for the three months ended March 31, 2012 improved significantly over the same period in 2011 due to improved demand for our services from multi-well contracts and an increase in the number of higher-margin jobs performed.

CASING DRILLING™ operating loss decreased for the three months ended March 31, 2012 compared to the same period in 2011 due primarily to increased revenue, our focus on cost management and related job activity. We believe that demand for CASING DRILLING™ services will continue to improve for the remainder of 2012 and into 2013 based on signed contracts and current bidding activity.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology, CASING DRILLING™ technology and top drive model development.  Below is a summary of our research and engineering expense for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
Research and engineering expense	$2,542	$2,885	$(343)	(12)%

Research and engineering expenses decreased during the three months ended March 31, 2012 as compared to the same period in 2011. We continue to invest in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
Corporate and other expenses	$7,419	$9,257	$(1,838)	(20)%
Corporate and other expenses as a % of revenue	5%	9%	(4) pts

Corporate and other expenses decreased $1.8 million during the three months ended March 31, 2012 as compared to the same period in 2011. Stock compensation decreased by $1.1 million and other compensation costs decreased by $0.7 million for the three months ended March 31, 2012, as compared to the same period in 2011.

Other Expense (Income)

The following is a summary of our other expense (income) for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
Other expense (income)
Interest expense	$(358)	$286	$(644)	(225)%
Interest income	(31)	—	(31)	—
Foreign exchange losses	280	186	94	51%
Other expense (income)	(1,332)	28	(1,360)	(4,857)%
Total other expense (income)	$(1,441)	$500	$(1,941)	(388)%

In April 2012, we received a favorable determination on a legacy withholding tax issue in a foreign jurisdiction. We have reversed $1.9 million of accruals previously made for this issue ($1.3 million to other income and a $0.6 million reduction of interest expense). For a detailed discussion of this matter, see Part I, Item 2. Financial Statements, Note 10—Commitments and Contingencies.

  Income Tax Provision

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	2011 to 2012
Effective income tax rate	30%	38%	(8) pts

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, decreased for the three months ended March 31, 2012 compared to the same period in 2011 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

 Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2012, we forecast capital expenditures to be between $50 million to $60 million based on increased demand for our products and services. We expect to be able to fund our activities for 2012 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

Our net cash position at March 31, 2012 and December 31, 2011 was as follows (in thousands):

	March 31, 2012	December 31, 2011
Cash	$17,891	$23,069
Current portion of long term debt	(725)	(2,793)
Long term debt	(25,575)	(3,832)
Net cash / (debt)	$(8,409)	$16,444

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this document may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

At March 31, 2012, we had a credit agreement which was entered into in 2007 and has since been amended several times, most recently in October 2010 (the credit agreement, as so amended, being referred to as the “credit facility”).  Our credit facility originally had a term loan, which was paid in full in 2009, and a revolving line of credit of $100 million including up to $15 million of swingline loans (collectively, the “Revolver”), which was amended to $145 million in December 2007.  Our credit facility had a term of five years and all outstanding borrowings on the Revolver were due and payable on June 5, 2012.  Additionally, our credit facility bore interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We were required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.20 percent per annum and a letter of credit fee of 1.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility.

Amounts available under the Revolver were reduced by letters of credit issued under our credit facility, not to exceed $20 million in the aggregate of all undrawn amounts and amounts that had yet to be disbursed under all existing letters of credit.  Amounts available under the swingline loans might also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings might also be limited in order to maintain certain financial ratios required under the covenants.

Our credit facility contained covenants that we considered usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibited incurring any additional indebtedness outside the existing credit facility in excess of $15 million, paying cash dividends to shareholders and contains other restrictions, that were standard to the industry.  In addition, the credit facility was secured by substantially all our assets. All of our direct and indirect material subsidiaries in the United States and Canada were guarantors of any borrowings under the credit facility.

Under the Revolver at March 31, 2012, we had $25.0 million in borrowings, $0.5 million in letters of credit outstanding, and $119.5 million in available borrowing capacity.

In April 2012, we amended the credit agreement. For a detailed discussion of the amended credit agreement, see Part I, Item 2. Financial Statements, Note 1 included in this Quarterly Report on Form 10-Q.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2012 and 2011.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash used for operating activities was $8.0 million for the three months ended March 31, 2012 compared to $6.0 million during the same period in 2011.  The increase in net cash used for operating activities is primarily due to increased cash outlays for inventory purchases and increasing accounts receivable, as a result of our increased activity levels from the continued recovery in the economy and the oil and natural gas drilling activities in general. Inventory increased from $111.8 million at December 31, 2011 to $127.8 million at March 31, 2012 to support our top drive backlog, forecasted demand for top drive rental fleet additions, and forecasted customer demand for new CDS™ tools and AMSS parts.

Investing Activities – Net cash used for investing activities was $17.0 million during the three months ended March 31, 2012 compared to $7.8 million during the same period of 2011.  During the three months ended March 31, 2012 and 2011, we used $17.9 million and $8.1 million of cash, respectively, for capital expenditures, and sales from operating assets provided $0.8 million and $0.3 million of cash, respectively. Our capital expenditures increased by $9.7 million or 119% during the three months ended March 31, 2012 as compared to same period of 2011 to meet projected demand for our products and services.

Financing Activities – Net cash provided by financing activities was $19.8 million during the three months ended March 31, 2012 compared to $0.1 million for the same period in 2011.  During the first quarter of 2012, we borrowed $26.0 million from our revolving credit facility and used $6.3 million of cash to repay our debt.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendors, have decreased from $82.7 million as of December 31, 2011 to $65.4 million as of March 31, 2012.  This decrease of $17.3 million, or 21%, is driven by a decrease in our backlog from 74 units as of December 31, 2011 to 57 units as of March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10−K.  We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP.  Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers.  We believe that the most critical accounting policies in this regard are those described in our 2011 Annual Report on Form 10−K.  While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2011 Annual Report on Form 10−K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.  We had $25.0 million outstanding debt under our credit facility at March 31, 2012.

Our accounts receivable are principally with oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  Please see Part I, Item 1A—“Risk Factors” in our 2011 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.

There have been no material changes in the market risk factors since December 31, 2011.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2012, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.  See Part I, Item 1—“Financial Statements and Supplementary Data”, Note 10 of this Quarterly Report on Form 10-Q for a summary of our ongoing legal proceedings. Such information is incorporated into this Part II, Item 1, "Legal Proceedings" by reference.

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2011 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.  There have been no material changes in the risk factors described in Part I, Item 1A—"Risk" Factors disclosed in our 2011 Annual Report on Form 10-K.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date:	May 4, 2012

TESCO CORPORATION

	By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer
Date:	May 4, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation's Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.1*	Asset Purchase Agreement dated April 29, 2012 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.2*	Second Amended and Restated Credit Agreement dated April 27, 2012 (incorporated by reference to Exhibit 10.2 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

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