Form 10-Q
period 2012-06-30
TESCO CORP
filed 2012-08-06
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of July 31, 2012:   38,674,083

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  From time to time, our public filings, press releases, and other communications (such as conference calls and presentations) will contain forward-looking statements.  Forward-looking information is often, but not always, identified by the use of words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “forecast,” “target,” “project,” “may,” “will,” “should,” “could,” “estimate,” “predict,” or similar words suggesting future outcomes or language suggesting an outlook.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects, strategies, and regulatory developments.  Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.  The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved.  We caution readers not to place undue reliance on these forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates, and intentions expressed in such forward-looking statements.

These risks and uncertainties include, but are not limited to, the impact of: changes in oil and natural gas prices; worldwide and domestic economic conditions on drilling activity and demand for and pricing of our products and services; other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry); and risks associated with our intellectual property and with the performance of our technology.  These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements.  When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Copies of our Canadian public filings are available at www.tescocorp.com and on SEDAR at www.sedar.com.  Our U.S. public filings are available at www.tescocorp.com and on EDGAR at www.sec.gov.

Please see Part I, Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report on Form 10-K”) and Part II, Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding our exposure to risks.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$32,587	$23,069
Accounts receivable trade, net of allowance for doubtful accounts of $2,602 and $2,491 as of June 30, 2012 and December 31, 2011, respectively	115,585	117,711
Inventories, net	114,737	111,769
Income taxes recoverable	4,333	3,020
Deferred income taxes	6,653	4,909
Prepaid and other assets	36,076	33,326
Total current assets	309,971	293,804
Property, plant and equipment, net	202,619	203,068
Goodwill	32,732	32,732
Deferred income taxes	9,665	12,416
Intangible and other assets, net	7,048	7,195
Total assets	$562,035	$549,215
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$794	$2,793
Accounts payable	43,950	57,443
Deferred revenue	21,774	25,924
Warranty reserves	7,376	3,103
Income taxes payable	2,013	2,336
Accrued and other current liabilities	30,502	34,069
Total current liabilities	106,409	125,668
Long term debt	305	3,832
Other liabilities	2,546	2,434
Deferred income taxes	9,548	4,474
Total liabilities	118,808	136,408
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,673 and 38,569 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	209,468	206,573
Retained earnings	198,258	170,733
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	443,227	412,807
Total liabilities and shareholders’ equity	$562,035	$549,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Products	$56,711	$43,917	$125,652	$81,110
Services	79,962	73,361	163,442	141,790
	136,673	117,278	289,094	222,900
Operating expenses
Cost of sales and services
Products	41,444	33,486	93,754	58,545
Services	67,590	60,945	135,075	119,379
	109,034	94,431	228,829	177,924
Selling, general and administrative	12,890	11,589	23,953	23,317
Gain on sale of CASING DRILLINGTM	(13,289)	—	(13,289)	—
Research and engineering	3,414	2,403	5,956	5,288
Total operating expenses	112,049	108,423	245,449	206,529
Operating income	24,624	8,855	43,645	16,371
Other expense (income)
Interest expense	949	798	591	1,084
Interest income	(27)	(2,482)	(58)	(2,482)
Foreign exchange loss	2,943	697	3,223	883
Other expense (income)	743	(559)	(589)	(531)
Total other expense	4,608	(1,546)	3,167	(1,046)
Income before income taxes	20,016	10,401	40,478	17,417
Income tax provision	6,910	3,012	12,953	5,711
Net income	$13,106	$7,389	$27,525	$11,706
Earnings per share:
Basic	$0.34	$0.19	$0.71	$0.31
Diluted	$0.34	$0.19	$0.70	$0.30
Weighted average number of shares:
Basic	38,639	38,164	38,611	38,120
Diluted	39,081	38,928	39,069	38,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$27,525	$11,706
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20,585	18,501
Stock compensation expense	1,749	4,139
Bad debt expense	840	323
Deferred income taxes	6,081	(197)
Amortization of financial items	118	91
Gain on sale of operating assets	(19,546)	(1,170)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(7,021)	(22,382)
Inventories	(13,485)	(27,806)
Prepaid and other current assets	3,292	(332)
Accounts payable and accrued liabilities	(15,415)	18,697
Income taxes recoverable	(1,521)	(2,930)
Other noncurrent assets and liabilities, net	(744)	902
Net cash provided by (used for) operating activities	2,458	(458)
Investing Activities
Additions to property, plant and equipment	(35,022)	(19,470)
Proceeds on sale of operating assets	8,853	1,616
Proceeds on sale of CASING DRILLINGTM, net of transaction costs	38,045	—
Other, net	(43)	(1,415)
Net cash provided by (used for) investing activities	11,833	(19,269)
Financing Activities
Issuances of debt	35,400
Repayments of debt	(40,926)	—
Proceeds from exercise of stock options	753	539
Other, net	—	(85)
Net cash provided by (used for) financing activities	(4,773)	454
Change in cash and cash equivalents	9,518	(19,273)
Net cash and cash equivalents, beginning of period	23,069	60,603
Net cash and cash equivalents, end of period	$32,587	$41,330
Supplemental cash flow information
Cash payments for interest	$199	$119
Cash payments for income taxes	8,563	8,833
Cash received for income tax refunds	631	459
Property, plant and equipment accrued in accounts payable	1,004	1,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the six months ended June 30, 2012
Balances at January 1, 2012	38,569	$206,573	$170,733	$35,501	$412,807
Net income	—	—	27,525	—	27,525
Stock compensation related activity	104	2,895	—	—	2,895
Balances at June 30, 2012	38,673	$209,468	$198,258	$35,501	$443,227

For the six months ended June 30, 2011
Balances at January 1, 2011	38,058	$196,431	$143,737	$35,501	$375,669
Net income	—	—	11,706	—	11,706
Stock compensation related activity	128	4,263	—	—	4,263
Balances at June 30, 2011	38,186	$200,694	$155,443	$35,501	$391,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Nature of Operations and Basis of Preparation

Nature of Operations

We are a global leader in the design, manufacture, and service delivery of technology-based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for, and producing, oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and natural gas operating companies throughout the world.

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of June 30, 2012 and for the quarters and six months ended June 30, 2012 and 2011 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2011 from the audited consolidated balance sheet filed in our 2011 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Fair Value of Financial Instruments

At June 30, 2012, the carrying amount of cash and cash equivalents, accounts receivable trade, restricted cash, non-trade receivables, accounts payable, and accrued liabilities approximated their fair value due to their short maturities. At June 30, 2012, the carrying amount of our long term debt approximated its fair value.  The fair value of our long term debt is determined using observable inputs and is based on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours (Level 2).

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

Note 3—Sale of CASING DRILLING™

On June 4, 2012, the Company completed the sale of substantially all of the assets of the CASING DRILLING™ segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group") for a total cash consideration of approximately $45.0 million, pending a working capital purchase price adjustment expected to occur in September 2012. In June 2012, the Company recognized a total pre-tax gain of approximately $13.3 million, net of transaction costs. The table below sets forth the details contributing to the gain on sale (in thousands):

Total cash consideration	$45,000
Fixed assets, net	(11,932)
Inventories, net	(10,517)
Accounts receivable, net	(8,307)
Transaction costs	(955)
Gain on sale of CASING DRILLING™	$13,289

At June 30, 2012, the Company had received $39.0 million of cash, with the remaining balance of $6.0 million to be released from escrow when certain terms and conditions are satisfied by the Company.

Note 4—Details of Certain Accounts

At June 30, 2012 and December 31, 2011, prepaid and other current assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid taxes other than income	$6,439	$9,968
Deposits	8,567	7,995
Prepaid insurance	2,417	5,136
Other prepaid expenses	4,893	4,247
Restricted cash	8,652	2,609
Deferred job costs	3,196	2,251
Non-trade receivables	1,912	1,120
	$36,076	$33,326

At June 30, 2012 and December 31, 2011, accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll and benefits	$16,197	$15,545
Accrual for foreign withholding tax claim	2,782	5,125
Accrued taxes other than income taxes	6,097	9,809
Other current liabilities	5,426	3,590
	$30,502	$34,069

Note 5—Inventories

At June 30, 2012 and December 31, 2011, inventories, net of reserves for excess and obsolete inventories of $1.3 million and $4.4 million, respectively, by major classification were as follows (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$73,269	$75,399
Work in progress	7,146	6,892
Finished goods	34,322	29,478
	$114,737	$111,769

Note 6—Property, plant and equipment

At June 30, 2012 and December 31, 2011, property, plant, and equipment, at cost, by major category were as follows (in thousands):

	June 30, 2012	December 31, 2011
Land, buildings and leaseholds	$27,386	$24,588
Drilling equipment	292,237	312,344
Manufacturing equipment	8,651	6,910
Office equipment and other	29,567	27,621
Capital work in progress	17,723	10,814
	375,564	382,277
Less: Accumulated depreciation	(172,945)	(179,209)
	$202,619	$203,068

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $0.2 million and $1.9 million, respectively, for the three and six months ended June 30, 2012. One and five used top drives were sold from our rental fleet during the three and six months ended June 30, 2012, respectively.

Depreciation and amortization expense for the three and six months ended June 30, 2012 and 2011 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales and services	$9,308	$8,761	$19,572	$17,624
Selling, general and administrative expense	497	473	1,013	877
	$9,805	$9,234	$20,585	$18,501

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

Note 7—Warranties

Changes in our warranty accrual for the six months ended June 30, 2012 were as follows (in thousands):

June 30, 2012
Balance as of January 1, 2012	$3,103
Charged to expense, net	5,299
Deductions	(1,026)
Balance as of June 30, 2012	$7,376

During the six months ended June 30, 2012, we recorded warranty expenses of $4.4 million specifically associated with the gear box housing issue for our new ESI model. In March 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards. We have completed the inspection for 12 units out of the first 18 ESI units produced. Based on the results of the completed inspections, we have increased the specific warranty provision by $0.5 million during the second quarter of 2012, in addition to $3.9 million of specific warranty provision recorded during the first quarter of 2012.

Note 8—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	38,639	38,164	38,611	38,120
Dilutive effect of stock-based compensation	442	764	458	711
Diluted weighted average number of shares outstanding	39,081	38,928	39,069	38,831
Anti-dilutive options excluded from calculation due to exercise prices	1,320	608	1,052	735

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current tax provision	$3,488	$3,706	$6,872	$5,908
Deferred tax provision (benefit)	3,422	(694)	6,081	(197)
Income tax provision	$6,910	$3,012	$12,953	$5,711

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 35% and 32% for the three and six months ended June 30, 2012, respectively, compared to 29% and 33% for the same periods in 2011, respectively.  The 6% increase and 1% decrease in our effective tax rate for three and six months ended June 30, 2012 as compared to the same periods in 2011 is due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

At December 31, 2011, we had an accrual for uncertain tax positions of $1.3 million.  During the first quarter of 2012, we reversed $0.1 million due to legal settlements occurring during the period, leaving a balance of $1.2 million at June 30, 2012. The accrual for uncertain tax positions is included in other liabilities in our consolidated balance sheet as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

Certain state and foreign tax filings remain open to examination.  We believe that any assessment on these filings will not have a material impact on our financial position, results of operations, or cash flows.  We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 10—Long term debt

Long term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Capital leases	329	5,567
Other notes payable	770	1,058
Current portion of long term debt	(794)	(2,793)
Non-current portion of long term debt	$305	$3,832

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt at the acquisition date of October 16, 2011. At December 31, 2011 the balance of this debt was $5.6 million related to capital leases and $1.1 million related to notes payable. These balances represented all of our outstanding debt at December 31, 2011. During the six months ended June 30, 2012 we paid off a significant amount of the outstanding balances related to Premiere's capital leases. At June 30, 2012 the outstanding balance of Premiere's capital leases was $0.3 million.

At June 30, 2012, we had a credit agreement which was entered into on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of 5 years and all outstanding borrowings on the Revolver are due and payable on April 29, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders, and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility.

Under the Revolver at June 30, 2012, we had no outstanding borrowings, $4.5 million in letters of credit outstanding and $120.5 million in available borrowing capacity. We were in compliance with our bank covenants at June 30, 2012.

Note 11—Commitments and Contingencies

Legal contingencies

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.

The Company has historically provided information regarding certain legal proceedings that do not meet the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K.  The Company will continue to provide information regarding such legal proceedings.  However, the Company will only provide information regarding any new legal proceedings in which it or its subsidiaries are involved if the Company assesses that such a proceeding is a material pending legal proceeding.  The estimates below represent our best estimates based on consultation with internal and external legal counsel.  There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

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

In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan.  We reviewed this matter and have provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved was approximately 0.5% and 0.7% of total revenue in 2006 and 2007, respectively.  Our policy is not to conduct any business in or sell any products to Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and are fully cooperating with, OFAC.  We continue to evaluate the potential outcome of this matter.  The effect on our consolidated financial position, results of operations or cash flows is not reasonably determinable at this time.  Accordingly, we have not accrued a reserve for this matter as of June 30, 2012.

Weatherford International, Inc. and Weatherford/Lamb Inc. (together, “Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the “Marshall Suit”), alleging that various of our technologies infringe 11 different patents held by Weatherford.  Weatherford sought monetary damages and an injunction against further infringement.  Our technologies referred to in the claim included the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system.  We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

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

We entered into a Final Settlement and License Agreement (the "Settlement Agreement") with Weatherford on January 11, 2011, effective as of October 26, 2010.  As an additional condition of the Settlement Agreement, neither we nor Weatherford will pursue any cause of action that might adversely affect the validity or enforceability of each other's patents as listed in the exhibits to the Settlement Agreement, including any causes of action that may arise from the requests for review (“patent re-examinations”) we and Weatherford filed with the USPTO. However, the patent re-examinations already initiated continue with only the respective patent owner corresponding with the USPTO. Ongoing re-examination procedures include the patents owned by us and asserted in the Houston Suit. An oral hearing with the Board of Patent Appeals and Interferences (“BPAI”) at the USPTO was scheduled for August 1, 2012. The timing of a decision from the BPAI is not known, and, if adverse to us, will be subject to appeal to the Court of Appeals for the Federal Circuit.

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

We have been previously advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor, except for 1996 as discussed below, and 2001 and 2002, both of which are currently before the Mexican Tax Court.  The outcomes of such appeals are uncertain.  We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters will likely not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter. In April 2012, we received final determination for the 2000 and 2002 tax years and have reversed $1.9 million of the accrual ($1.3 million to other income and a $0.6 million reduction of interest expense). At June 30, 2012, we have $2.8 million accrued for the remaining years.

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

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At June 30, 2012 and December 31, 2011, our total exposure under outstanding letters of credit was $7.7 million and $12.8 million, respectively.

Note 12—Segment Information

Business Segments

Prior to the sale of the CASING DRILLING™ business during the second quarter of 2012, our four business segments were: Top Drive, Tubular Services, CASING DRILLING™, and Research and Engineering. On June 4, 2012, the Company completed the sale of substantially all of the assets of the CASING DRILLING™ segment, which consisted of the proprietary CASING DRILLING™ technology. Our Top Drive segment is comprised of top drive sales, top drive rentals, and after-market sales and service.  Our Tubular Services segment includes both our proprietary and conventional tubular services.  Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services and top drive model development, as well as the CASING DRILLING™ technology prior to the sale.

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

Certain sales and marketing activities, financing activities, corporate general and administrative expenses, and other (income) expense and income taxes are not allocated to our business segments.

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.  Prior to the sale of the CASING DRILLING™ business during the second quarter of 2012, we did not track or measure property, plant and equipment by business segment and, as such, this information is not presented for property, plant, and equipment balances at December 31, 2011.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended June 30, 2012
	Top Drive	Tubular Services	CASING DRILLING™		Research & Engineering	Corporate and Other	Total
Revenue	$90,138	$41,635	$4,900		$—	$—	$136,673
Depreciation and amortization	2,795	5,615	396		22	977	9,805
Operating income (loss)	22,924	4,608	8,886	(1)	(3,414)	(8,380)	24,624
Other expense (income)							4,608
Income before income taxes							$20,016

(1) Includes gain on sale of assets of $13.3 million

	Three Months Ended June 30, 2011
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$78,568	$34,783	$3,927	$—	$—	$117,278
Depreciation and amortization	2,712	4,423	1,168	6	925	9,234
Operating income (loss)	21,657	2,496	(3,724)	(2,403)	(9,171)	8,855
Other expense (income)						(1,546)
Income before income taxes						$10,401

	Six Months Ended June 30, 2012
	Top Drive	Tubular Services	CASING DRILLING™		Research & Engineering	Corporate and Other	Total
Revenue	$191,953	$85,106	$12,035		$—	$—	$289,094
Depreciation and amortization	5,709	11,433	1,479		42	1,922	20,585
Operating income (loss)	47,818	9,550	8,032	(1)	(5,956)	(15,799)	43,645
Other expense (income)							3,167
Income before income taxes							$40,478

(1) Includes gain on sale of assets of $13.3 million

	Six Months Ended June 30, 2011
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$149,017	$67,071	$6,812	$—	$—	$222,900
Depreciation and amortization	5,338	8,998	2,315	18	1,832	18,501
Operating income (loss)	42,816	4,109	(6,837)	(5,289)	(18,428)	16,371
Other expense (income)						(1,046)
Income before income taxes						$17,417

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Canada	44,208	35,550	100,742	69,289
United States	41,926	34,725	80,349	66,590
South America	13,688	13,366	28,769	25,671
Mexico	13,431	10,053	25,547	17,764
Asia Pacific	11,604	9,458	22,741	17,819
Europe, Africa and Middle East	7,396	7,629	15,170	14,314
Russia	4,420	6,497	15,776	11,453
Total	136,673	117,278	289,094	222,900

The physical location of our net property, plant and equipment by geographic area as of June 30, 2012 and December 31, 2011 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	June 30, 2012
United States	$17,630	$16,107	$16,304	$50,041
Mexico	36,365	6,776	593	43,734
South America	4,868	12,611	379	17,858
Asia Pacific	8,282	13,431	167	21,880
Russia	17,094	1,359	71	18,524
Europe, Africa and Middle East	1,730	25,539	6,166	33,435
Canada	13,020	2,928	1,199	17,147
Total	$98,989	$78,751	$24,879	$202,619

December 31, 2011
United States	$56,758
Mexico	35,473
South America	22,943
Asia Pacific	22,414
Russia	20,236
Europe, Africa and Middle East	30,544
Canada	14,700
Total	$203,068

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements.  Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” in Part II, Item IA below and in our 2011 Annual Report on Form 10-K, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview and Outlook

We are a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.

Prior to the sale of the CASING DRILLING™ business during the second quarter of 2012, our business segments were:

•	Top Drives – top drive sales, top drive rentals, and after-market sales and services;

•	Tubular Services – proprietary and conventional tubular services;

•	CASING DRILLING™ – proprietary CASING DRILLING™ technology; and

•
Research and Engineering – internal research and development activities related to our proprietary tubular services and top drive model development, as well as the CASING DRILLING™ technology prior to the sale.

On June 4, 2012, the Company completed the sale of substantially all of the assets of the CASING DRILLING™ segment to the Schlumberger Group. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of CASING DRILLING™ in this Quarterly Report on Form 10-Q.

Business Environment

In 2011 and during the first six months of 2012, oil and natural gas drilling activity increased significantly from the low level of activity beginning with the severe global economic downturn in 2008.  During 2011, international rig count increased from 2010 levels and has continued to improve in most geographic regions in 2012.  One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows average rig count by region for the three and six months ended June 30, 2012 and 2011.

	Three Months Average Rig Count(1)		Increase / (Decrease)		Six Months Average Rig Count(1)		Increase / (Decrease)
	June 30,				June 30,
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
U.S.	1,970	1,830	140	8%	1,981	1,773	208	12%
Canada	173	188	(15)	(8)%	382	387	(5)	(1)%
Latin America (includes Mexico)	438	417	21	5%	435	413	22	5%
Middle East (excludes Iran, Iraq and Sudan)	343	291	52	18%	327	287	40	14%
Asia Pacific (excludes China onshore)	241	251	(10)	(4)%	246	262	(16)	(6)%
Europe (excludes Russia)	117	112	5	4%	115	115	—	—%
Africa	90	76	14	18%	86	79	7	9%
Worldwide	3,372	3,165	207	7%	3,572	3,316	256	8%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Second Quarter Ended June 30, 2012 and Operational Performance

During the second quarter of 2012, our Top Drive segment had a significant increase in the number of top drive units sold compared to the same period in 2011.  Our Tubular Services segment revenue and operating income also improved significantly in the second quarter of 2012 as compared to the second quarter of 2011. Our proprietary tubular services offering continues to gain market acceptance and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.  We believe that our financial condition has improved significantly over the past year, as demonstrated by the following:

•	Increased revenue from $117.3 million in the second quarter of 2011 to $136.7 million in the second quarter of 2012;

•
Completed the sale of substantially all of the assets of the CASING DRILLING™ segment to the Schlumberger Group for a total purchase price of approximately $45.0 million, recognizing a total pre-tax gain of approximately $13.3 million, net of transaction costs;

•
Increased operating income from $8.9 million in the second quarter of 2011 to $11.3 million (excluding a pre-tax gain of approximately $13.3 million, net of transaction costs, on the sale of CASING DRILLING™) in the second quarter of 2012;

•	Renewed our credit agreement to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans; and

•	Increased cash and cash equivalents from operating activities during the six months ended June 30, 2012 as compared to the same period in 2011.

 Outlook for 2012

Volatility in the global economy has continued over the past few quarters as a result of European debt crisis, reduced consumer demand, slower GDP growth rates in the United States and internationally, and declining oil and natural gas prices. Furthermore, in order to address negative fiscal situations and initiate deficit reduction measures, many governments are seeking additional revenue sources, including eliminating key federal income tax incentives currently available to oil and natural gas exploration and production companies. Current global macro-economic conditions make any projections difficult and uncertain; however, any significant elimination of tax incentives could result in oil and gas operators curtailing drilling activity, which would negatively affect our business.

Thus far, clear signs of weakening demand have had a limited impact on oil and natural gas market fundamentals and we continue to anticipate sustained activity levels for the remainder of 2012 in each of our revenue generating segments, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and the size of our product sale backlog, we expect our top drive order rate and rental activity to remain steady for the remainder of 2012. In North America, we are experiencing some downward pressure in bidding activity.  Our outstanding new unit sales backlog was 41 units at June 30, 2012, compared to 57 units at March 31, 2012 and 74 units at December 31, 2011.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings.

•
Tubular Services - We expect our CDS™ proprietary and conventional casing running business to continue to grow moderately for the remainder of 2012. We will continue to expand our proprietary casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase throughout the second half of 2012 and 2013, which should increase demand for our MCLRS proprietary services.

Operating Results

Below is a summary of our operating results for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Segment revenue
Top Drive	$90,138	$78,568	$11,570	15%	191,953	149,017	42,936	29%
Tubular Services	41,635	34,783	6,852	20%	85,106	67,071	18,035	27%
CASING DRILLING™	4,900	3,927	973	25%	12,035	6,812	5,223	77%
Consolidated revenue	$136,673	$117,278	$19,395	17%	289,094	222,900	66,194	30%
Segment operating income (loss)
Top Drive	$22,924	$21,657	$1,267	6%	47,818	42,816	5,002	12%
Tubular Services	4,608	2,496	2,112	85%	9,550	4,109	5,441	132%
CASING DRILLING™	8,886	(3,724)	12,610	339%	8,032	(6,837)	14,869	217%
Research & engineering	(3,414)	(2,403)	(1,011)	(42)%	(5,956)	(5,289)	(667)	(13)%
Corporate and other	(8,380)	(9,171)	791	9%	(15,799)	(18,428)	2,629	14%
Consolidated operating income	24,624	8,855	15,769	178%	43,645	16,371	27,274	167%
Other expense (income)	4,608	(1,546)	6,154	398%	3,167	(1,046)	4,213	403%
Income tax provision	6,910	3,012	3,898	129%	12,953	5,711	7,242	127%
Net income	$13,106	$7,389	$5,717	77%	27,525	11,706	15,819	135%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our operating results and metrics for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages, units, days, and rate):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Top Drive revenue
Sales	$39,314	$30,953	$8,361	27%	$89,713	$55,915	$33,798	60%
Rental services	33,893	34,652	(759)	(2)%	68,540	67,908	632	1%
After-market sales and services	16,931	12,963	3,968	31%	33,701	25,194	8,507	34%
	90,138	78,568	11,570	15%	$191,954	$149,017	$42,937	29%
Top Drive operating income	$22,924	$21,657	$1,267	6%	$47,818	$42,816	$5,002	12%
Number of top drive sales:
New	33	21	12	57%	68	38	30	79%
Used or consignment	1	3	(2)	(67)%	5	4	1	25%
	34	24	10	42%	73	42	31	74%
End of period number of top drives in rental fleet:	130	128	2	2%	130	128	2	2%
Rental operating days(a)	6,658	7,039	(381)	(5)%	13,645	13,909	(264)	(2)%
Average daily operating rate	$5,091	$4,923	$168	3%	$5,023	$4,882	$141	3%

 (a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by increased oil and natural gas drilling activity and new rig build activity undertaken to meet anticipated global drilling demand. The average active rig count increased for the second quarter of 2012 and year-to-date by 7% and 8%, respectively, from the same periods in 2011.

In March 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards. We have completed the inspection for 12 units out of the first 18 ESI units produced. Based on the results of the completed inspections, we have increased the specific warranty provision by $0.5 million during the second quarter of 2012, in addition to $3.9 million of specific warranty provision recorded during the first quarter of 2012.

Top Drive sales revenue — The increase in revenue for the three and six months ended June 30, 2012 compared to the same period in 2011 is due to an increase in the number of new units sold.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units was $1.1 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $8.1 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.

Top Drive rental revenue — The decrease in revenue for the three months ended June 30, 2012 compared to the same period in 2011 is due to a decrease in the number of operating days during the respective periods. The increase in revenue for the six months ended June 30, 2012 compared to the same period in 2011 is due to improved rental daily operating rates and a larger rental fleet during the respective periods.

Top Drive after-market sales and services revenue — Revenue for the three and six months ended June 30, 2012 improved significantly compared to the same periods in 2011 as we began to recover lost business experienced in prior years due to the industry downturn and as a result of a larger installed base of top drives.

Top Drive operating income — The increase in Top Drive operating income for the three and six months ended June 30, 2012 as compared to the same period in 2011 is due to higher revenue from Top Drive sales, and after-market sales and services discussed above. This increase for the six months ended June 30, 2012, was significantly offset due to an increase in warranty expense of $4.4 million specifically associated with the gearbox housing issue for our new ESI model.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional casing running services, which are mostly offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, in particular the CDS™, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  In addition, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our operating results and metrics for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages and number of jobs):

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Tubular Services revenue
Proprietary	$33,067	$29,230	$3,837	13%	$65,655	$53,758	$11,897	22%
Conventional	8,568	5,553	3,015	54%	19,451	13,313	6,138	46%
	$41,635	$34,783	$6,852	20%	$85,106	$67,071	$18,035	27%
Tubular Services operating income	$4,608	$2,496	$2,112	85%	$9,550	$4,109	$5,441	132%
Number of proprietary jobs	817	914	(97)	(11)%	1,676	1,734	(58)	(3)%

The increase in Tubular Services revenue for the three and six months ended June 30, 2012 compared to the same periods in 2011 is due to increased demand for tubular services.  A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our proprietary service offerings. In addition, increased domestic and international demand for our tubular services, both proprietary and conventional, has resulted in new jobs at more favorable pricing terms. For the three and six months ended June 30, 2012, revenue related to our MCLRS proprietary tubular services increased $3.5 million and $4.3 million, respectively, compared to the same periods in 2011, due to the market conditions in the first half of 2011 resulting from the Deepwater Horizon explosion, the temporary Gulf of Mexico drilling moratorium and the resulting negative impact on the deepwater drilling permitting process. Tubular Services revenue for the three and six months ended June 30, 2012 included $0.5 million and $2.2 million, respectively, of revenue for CDS equipment sales while no CDS equipment sales were made during the same periods in 2011.

The increase in Tubular Services operating income for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is due to higher revenue for our MCLRS proprietary tubular services and CDS equipment sales, which provide higher operating margins, higher revenue for proprietary and conventional jobs as discussed above, and improved margins as oil and natural gas drilling activity continues to recover from the severe downturn experienced in prior years.

CASING DRILLING™ Segment

On June 4, 2012, the Company completed the sale of substantially all of the assets of the CASING DRILLING™ segment to the Schlumberger Group. The CASING DRILLING™ business was based on the proprietary CASING DRILLING™ technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

The following is a summary of the operating results of the segment prior to the sale for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
CASING DRILLING™ revenue	$4,900	$3,927	$973	25%	$12,035	$6,812	$5,223	77%
CASING DRILLING™ operating income (loss)	$8,886	$(3,724)	$12,610	339%	$8,032	$(6,837)	$14,869	217%

CASING DRILLING™ revenue for the three and six months ended June 30, 2012 improved significantly over the same periods in 2011 due to improved demand for our services from multi-well contracts and an increase in the number of higher-margin jobs performed.

CASING DRILLING™ operating income for the three and six months ended June 30, 2012 includes approximately $13.3 million gain from the sale. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of CASING DRILLING™ in this Quarterly Report on Form 10-Q. Absent the gain, CASING DRILLING™ operating loss decreased for the three and six months ended June 30, 2012 compared to the same period in 2011 due primarily to increased revenue, the focus on cost management and related job activity.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology and top drive model development, as well as the CASING DRILLING™ technology prior to the sale.  Below is a summary of our research and engineering expense for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Research and engineering expense	$3,414	$2,403	$1,011	42%	$5,956	$5,288	$668	13%

Research and engineering expenses increased during the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to increased spending on our top drive technology. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Corporate and other expenses	$8,380	$9,171	$(791)	(9)%	$15,799	$18,428	$(2,629)	(14)%
Corporate and other expenses as a % of revenue	6%	8%	(2) pts		5%	8%	(3) pts

Corporate and other expenses decreased $0.8 million and $2.6 million during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Stock compensation decreased by $0.5 million and $2.0 million, respectively, and other compensation costs decreased by $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011.

Other Expense (Income)

The following is a summary of our other expense (income) for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Other expense (income)
Interest expense	$949	$798	$151	19%	$591	$1,084	$(493)	(45)%
Interest income	(27)	(2,482)	2,455	99%	(58)	(2,482)	2,424	98%
Foreign exchange losses	2,943	697	2,246	322%	3,223	883	2,340	265%
Other expense (income)	743	(559)	1,302	233%	(589)	(531)	(58)	(11)%
Total other expense (income)	$4,608	$(1,546)	$6,154	398%	$3,167	$(1,046)	$4,213	403%

In April 2012, we received a favorable determination on a legacy withholding tax issue in a foreign jurisdiction. The impact of this was recognized in the first quarter of 2012, when we reversed $1.9 million of accruals previously made for this issue ($1.3 million to other income and a $0.6 million reduction of interest expense). For a detailed discussion of this matter, see Part I, Item 2—"Financial Statements", Note 11—Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Foreign exchange losses increased during the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including the Argentine peso, Mexican peso, and Russian ruble, among others.

  Income Tax Provision

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011		2012	2011
Effective income tax rate	35%	29%	6 pts	32%	33%	(1) pts

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for the three months ended June 30, 2012 and decreased for the six months ended June 30, 2012 compared to the same periods in 2011 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world.

 Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2012, we forecast capital expenditures to be between $50 million and $60 million based on increased demand for our products and services. We expect to be able to fund our activities for 2012 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

Our net cash position at June 30, 2012 and December 31, 2011 was as follows (in thousands):

	June 30, 2012	December 31, 2011
Cash	$32,587	$23,069
Current portion of long term debt	(794)	(2,793)
Long term debt	(305)	(3,832)
Net cash	$31,488	$16,444

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

At June 30, 2012, we had a credit agreement which was entered into on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of 5 years and all outstanding borrowings on the Revolver are due and payable on April 29, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under the credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States and Canada are guarantors of any borrowings under the credit facility.

Under the Revolver at June 30, 2012, we had no outstanding borrowings, $4.5 million in letters of credit outstanding and $120.5 million in available borrowing capacity. We were in compliance with our bank covenants at June 30, 2012.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2012 and 2011.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided from operating activities was $2.5 million for the six months ended June 30, 2012 compared to $0.5 million used during the same period in 2011.  The increase in net cash provided for operating activities is primarily due to increased operating income, excluding the sale of CASING DRILLING™.

Investing Activities – Net cash provided by investing activities was $11.8 million during the six months ended June 30, 2012 compared to $19.3 million used during the same period of 2011.  On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING™ segment to the Schlumberger Group, which provided $38.0 million of cash proceeds, net of transactions costs. During the six months ended June 30, 2012 and 2011, we used $35.0 million and $19.5 million of cash, respectively, for capital expenditures, and sales of operating assets provided $8.9 million and $1.6 million of cash, respectively. Our capital expenditures increased by $14.6 million, or 75%, during the six months ended June 30, 2012 as compared to the same period of 2011 to meet projected demand for our products and services.

Financing Activities – Net cash used by financing activities was $4.8 million during the six months ended June 30, 2012 compared to $0.5 million provided from financing activities for the same period in 2011.  During the six months ended June 30, 2012, we borrowed $35.4 million from our revolving credit facility and used $40.9 million of cash to repay our debt.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendors, have decreased from $82.7 million as of December 31, 2011 to $42.3 million as of June 30, 2012.  This decrease of $40.4 million, or 49%, is driven by a decrease in our backlog from 74 units as of December 31, 2011 to 41 units as of June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The carrying value of cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.  We had no debt outstanding under our credit facility at June 30, 2012.

Our accounts receivable are principally with oil and natural gas service, exploration, and production companies and are subject to normal industry credit risks.  In Mexico, the majority of our accounts receivable are principally from one customer. Our accounts receivable was $19.3 million in Mexico at June 30, 2012. Please see Part I, Item 1A—“Risk Factors” in our 2011 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.

There have been no material changes in our market risk factors since December 31, 2011.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.  See Part I, Item 1—“Financial Statements”, Note 11 of this Quarterly Report on Form 10-Q for a summary of our ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2011 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.  There have been no material changes in the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2011 Annual Report on Form 10-K.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date:	August 6, 2012

TESCO CORPORATION

	By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President and Chief Financial Officer
Date:	August 6, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation's Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.1***	Asset Purchase Agreement dated April 29, 2012 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.2*	Second Amended and Restated Credit Agreement dated April 27, 2012 (incorporated by reference to Exhibit 10.2 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.3*	First Amendment to Asset Purchase Agreement dated June 4, 2012 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on June 8, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

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

***	Previously filed as Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2012. Filed here to correct document formatting issue of previously filed document.