Form 10-Q
period 2012-09-30
TESCO CORP
filed 2012-11-05
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of October 31, 2012:   38,745,171

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$36,091	$23,069
Accounts receivable trade, net of allowance for doubtful accounts of $3,573 and $2,491 as of September 30, 2012 and December 31, 2011, respectively	109,201	117,711
Inventories, net	122,310	111,769
Income taxes recoverable	6,122	3,020
Deferred income taxes	7,544	4,909
Prepaid and other current assets	37,573	33,326
Total current assets	318,841	293,804
Property, plant and equipment, net	207,077	203,068
Goodwill	32,732	32,732
Deferred income taxes	8,036	12,416
Intangible and other assets, net	6,751	7,195
Total assets	$573,437	$549,215
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$146	$2,793
Accounts payable	42,006	57,443
Deferred revenue	16,158	25,924
Warranty reserves	6,457	3,103
Income taxes payable	1,918	2,336
Accrued and other current liabilities	36,445	34,069
Total current liabilities	103,130	125,668
Long term debt	171	3,832
Other liabilities	2,973	2,434
Deferred income taxes	12,910	4,474
Total liabilities	119,184	136,408
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,745 and 38,569 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	211,538	206,573
Retained earnings	207,214	170,733
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	454,253	412,807
Total liabilities and shareholders’ equity	$573,437	$549,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Products	$51,937	$48,523	$177,589	$129,633
Services	74,482	78,466	237,924	220,256
	126,419	126,989	415,513	349,889
Operating expenses
Cost of sales and services
Products	37,030	36,935	130,784	95,481
Services	59,631	65,510	194,706	184,889
	96,661	102,445	325,490	280,370
Selling, general and administrative	11,461	12,127	35,413	35,444
(Gain) Loss on sale of CASING DRILLINGTM	308	—	(12,981)	—
Research and engineering	1,809	3,991	7,765	9,280
Total operating expenses	110,239	118,563	355,687	325,094
Operating income	16,180	8,426	59,826	24,795
Other expense (income)
Interest expense	725	146	1,317	1,230
Interest income	(20)	(16)	(78)	(2,513)
Foreign exchange loss (gain)	(988)	1,693	2,236	2,591
Other expense (income)	287	99	(303)	(433)
Total other expense	4	1,922	3,172	875
Income before income taxes	16,176	6,504	56,654	23,920
Income tax provision	7,220	2,676	20,173	8,388
Net income	$8,956	$3,828	$36,481	$15,532
Earnings per share:
Basic	$0.23	$0.10	$0.94	$0.41
Diluted	$0.23	$0.10	$0.93	$0.40
Weighted average number of shares:
Basic	38,694	38,207	38,639	38,150
Diluted	39,077	38,961	39,071	38,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$36,481	$15,532
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30,369	28,069
Stock compensation expense	3,192	5,599
Bad debt expense	2,246	488
Deferred income taxes	10,181	2,263
Amortization of financial items	182	137
Gain on sale of operating assets	(21,878)	(1,425)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(444)	(22,554)
Inventories	(21,209)	(45,090)
Prepaid and other current assets	919	(4,945)
Accounts payable and accrued liabilities	(19,334)	34,313
Income taxes recoverable	(1,689)	(6,256)
Other noncurrent assets and liabilities, net	(1,102)	1,040
Net cash provided by operating activities	17,914	7,171
Investing Activities
Additions to property, plant and equipment	(49,713)	(34,310)
Proceeds on sale of operating assets	11,088	2,442
Proceeds on sale of CASING DRILLINGTM, net of transaction costs	39,024	—
Other, net	(308)	(1,326)
Net cash provided by (used for) investing activities	91	(33,194)
Financing Activities
Issuances of debt	35,400	—
Repayments of debt	(41,708)	—
Proceeds from exercise of stock options	1,325	1,070
Net cash provided by (used for) financing activities	(4,983)	1,070
Change in cash and cash equivalents	13,022	(24,953)
Net cash and cash equivalents, beginning of period	23,069	60,603
Net cash and cash equivalents, end of period	$36,091	$35,650
Supplemental cash flow information
Cash payments for interest	$429	$260
Cash payments for income taxes	11,740	12,920
Cash received for income tax refunds	1,057	471
Property, plant and equipment accrued in accounts payable	1,418	1,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the nine months ended September 30, 2012
Balances at January 1, 2012	38,569	$206,573	$170,733	$35,501	$412,807
Net income	—	—	36,481	—	36,481
Stock compensation related activity	176	4,965	—	—	4,965
Balances at September 30, 2012	38,745	$211,538	$207,214	$35,501	$454,253

For the nine months ended September 30, 2011
Balances at January 1, 2011	38,058	$196,431	$143,737	$35,501	$375,669
Net income	—	—	15,532	—	15,532
Stock compensation related activity	164	7,926	—	—	7,926
Balances at September 30, 2011	38,222	$204,357	$159,269	$35,501	$399,127

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of September 30, 2012 and for the quarters and nine months ended September 30, 2012 and 2011 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2011 from the audited consolidated balance sheet filed in our 2011 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Fair Value of Financial Instruments

At September 30, 2012, the carrying amount of cash and cash equivalents, accounts receivable trade, restricted cash, non-trade receivables, accounts payable, and accrued liabilities approximated their fair value due to their short maturities. At September 30, 2012, the carrying amount of our long term debt approximated its fair value.  The fair value of our long term debt is determined using observable inputs and is based on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours (Level 2).

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, providing entities with an option to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. As we are not electing to early adopt, the new provision will be effective for us for interim and annual periods beginning after September 15, 2012. The adoption of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements.

Note 3—Sale of CASING DRILLING™

On June 4, 2012, the Company completed the sale of substantially all of the assets of the CASING DRILLING™ segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group") for a total cash consideration of approximately $45.0 million, pending a working capital purchase price adjustment expected to occur in the fourth quarter of 2012. At September 30, 2012, the Company has recognized a total pre-tax gain of approximately $13.0 million, net of transaction costs. The table below sets forth the details contributing to the gain on sale (in thousands):

Total cash consideration	$45,000
Fixed assets, net	(11,900)
Inventories, net	(10,668)
Accounts receivable, net	(8,333)
Transaction costs	(1,118)
Gain on sale of CASING DRILLING™	$12,981

At September 30, 2012, the Company has received $40.1 million of cash, with the remaining balance of $4.9 million to be released from escrow upon finalized when certain terms and conditions are satisfied by the Company. On October 24, 2012, an additional $1.0 million was released from escrow, reducing the remaining balance held in escrow to $3.9 million.

Note 4—Details of Certain Accounts

At September 30, 2012 and December 31, 2011, prepaid and other current assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid taxes other than income	$8,320	$9,968
Deposits	7,136	7,995
Prepaid insurance	1,905	5,136
Other prepaid expenses	4,303	4,247
Restricted cash	7,775	2,609
Deferred job costs	2,719	2,251
Non-trade receivables	5,415	1,120
	$37,573	$33,326

At September 30, 2012 and December 31, 2011, accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll and benefits	$14,357	$15,545
Accrual for foreign withholding tax claim	2,782	5,125
Accrued taxes other than income taxes	6,256	9,809
Other current liabilities	13,050	3,590
	$36,445	$34,069

Note 5—Inventories

At September 30, 2012 and December 31, 2011, inventories, net of reserves for excess and obsolete inventories of $0.0 million and $4.4 million, respectively, by major classification were as follows (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$72,482	$75,399
Work in progress	8,507	6,892
Finished goods	41,321	29,478
	$122,310	$111,769

Note 6—Property, plant and equipment

At September 30, 2012 and December 31, 2011, property, plant, and equipment, at cost, by major category were as follows (in thousands):

	September 30, 2012	December 31, 2011
Land, buildings and leaseholds	$27,504	$24,588
Drilling equipment	306,282	312,344
Manufacturing equipment	9,285	6,910
Office equipment and other	30,247	27,621
Capital work in progress	15,190	10,814
	388,508	382,277
Less: Accumulated depreciation	(181,431)	(179,209)
	$207,077	$203,068

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $0.6 million and $2.6 million, respectively, for the three and nine months ended September 30, 2012. Three and eight used top drives were sold from our rental fleet during the three and nine months ended September 30, 2012, respectively.

Depreciation and amortization expense for the three and nine months ended September 30, 2012 and 2011 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales and services	$9,266	$9,008	$28,838	$26,615
Selling, general and administrative expense	518	558	1,531	1,454
	$9,784	$9,566	$30,369	$28,069

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

Note 7—Warranties

Changes in our warranty accrual for the nine months ended September 30, 2012 were as follows (in thousands):

September 30, 2012
Balance as of January 1, 2012	$3,103
Charged to expense, net	5,577
Deductions	(2,223)
Balance as of September 30, 2012	$6,457

During the nine months ended September 30, 2012, we recorded warranty expenses of $4.4 million specifically associated with the gear box housing issue for our new ESI model. In March 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards. We have completed the inspections for all of the first 18 ESI units produced. Based on the results of the completed inspections, no additional provisions were necessary to be made during the three months ended September 30, 2012.

Note 8—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average number of shares outstanding	38,694	38,207	38,639	38,150
Dilutive effect of stock-based compensation	383	754	432	720
Diluted weighted average number of shares outstanding	39,077	38,961	39,071	38,870
Anti-dilutive options excluded from calculation due to exercise prices	1,382	690	1,160	688

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current tax provision	$3,120	$216	$9,992	$6,125
Deferred tax provision	4,100	2,460	10,181	2,263
Income tax provision	$7,220	$2,676	$20,173	$8,388

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 45% and 36% for the three and nine months ended September 30, 2012, respectively, compared to 41% and 35% for the same periods in 2011, respectively.  The 4% increase and 1% increase in our effective tax rate for three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 is due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world and due to an accrual for $1.5 million for a tax assessment in a foreign jurisdiction recorded in the three months ended September 30, 2012.

At December 31, 2011, we had an accrual for uncertain tax positions of $1.3 million.  During the first quarter of 2012, we reversed $0.1 million due to legal settlements occurring during the period. During the third quarter of 2012, we accrued $1.5 million related to uncertain tax positions in a foreign jurisdiction, leaving a balance of $2.8 million at September 30, 2012. The accrual for uncertain tax positions is included in accrued and other current liabilities or other liabilities in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At September 30, 2012, $1.0 million is included in accrued and other current liabilities, and $1.8 million is included in other liabilities.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

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

Note 10—Long term debt

Long term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Capital leases	304	5,567
Other notes payable	13	1,058
Current portion of long term debt	(146)	(2,793)
Non-current portion of long term debt	$171	$3,832

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt at the acquisition date of October 16, 2011. At December 31, 2011 the balance of this debt was $5.6 million related to capital leases and $1.1 million related to notes payable. These balances represented all of our outstanding debt at December 31, 2011. During the nine months ended September 30, 2012 we paid off a significant amount of the outstanding balances related to Premiere's capital leases. At September 30, 2012 the outstanding balance of Premiere's capital leases was $0.3 million.

At September 30, 2012, we had a credit agreement which was entered into on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of 5 years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders, and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, Cyprus, and Indonesia are guarantors of any borrowings under the credit facility.

Under the Revolver at September 30, 2012, we had no outstanding borrowings, $5.2 million in letters of credit outstanding and $119.8 million in available borrowing capacity. We were in compliance with our bank covenants at September 30, 2012.

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

VARCO Litigation: Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents.  Varco seeks monetary damages and an injunction against further infringement.  We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question.  In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff.  We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based.  The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination.  In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that we had contested.  Varco has appealed this decision with the USPTO and that reexamination appeal is pending. The outcome and amount of any future financial impacts from this litigation are not determinable at this time.

OFAC Investigation: In December 2009, we received an administrative subpoena from the Department of the Treasury, Office of Foreign Assets Control (OFAC) regarding a past shipment of oilfield equipment made from our Canadian manufacturing facility in 2006 to Sudan.  We reviewed this matter and provided a timely response to the subpoena.  Our internal investigation revealed that in 2006 and 2007, a total of four top drive units were shipped to Sudan from our Canadian manufacturing facility.  Technicians were also dispatched from one of our regional offices outside of the United States to install the top drive units.  The total revenue from these activities with respect to the periods involved was approximately 0.5% and 0.7% of total revenue in 2006 and 2007, respectively.  Our policy is not to conduct any business in, or sell any products to, Sudan and we have implemented strengthened controls and procedures designed to ensure compliance with this policy.  We disclosed the results of our internal investigation to, and fully cooperated with, OFAC.  In a Cautionary Letter dated September 20, 2012, OFAC notified us that its review was completed and it has closed this matter. The Cautionary Letter represents the final enforcement response to the transaction but does not constitute final agency determination as to whether a violation occurred. The Cautionary Letter does not preclude OFAC from taking future enforcement action should new or additional information warrant its renewed attention. Management considers this matter closed.

Weatherford Litigation: Weatherford International, Inc. and Weatherford/Lamb Inc. (together, “Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the “Marshall Suit”), alleging that various of our technologies infringe 11 different patents held by Weatherford.  Weatherford sought monetary damages and an injunction against further infringement.  Our technologies referred to in the claim included the CDS, the CASING DRILLING system and method, a float valve, and the locking mechanism for the controls of the tubular handling system.  We filed a general denial seeking a judicial determination that we did not infringe the patents in question and/or that the patents are invalid.

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

We entered into a Final Settlement and License Agreement (the "Settlement Agreement") with Weatherford on January 11, 2011, effective as of October 26, 2010.  As an additional condition of the Settlement Agreement, neither we nor Weatherford will pursue any cause of action that might adversely affect the validity or enforceability of each other's patents as listed in the exhibits to the Settlement Agreement, including any causes of action that may arise from the requests for review (“patent re-examinations”) we and Weatherford filed with the USPTO. However, the patent re-examinations already initiated continue with only the respective patent owner corresponding with the USPTO. Ongoing re-examination procedures include the patents owned by us and asserted in the Houston Suit. An oral hearing with the Board of Patent Appeals and Interferences (“BPAI”) at the USPTO occurred August 1, 2012. The timing of a decision from the BPAI is not known, and, if adverse to us, will be subject to appeal to the Court of Appeals for the Federal Circuit.

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

Tax Disputes: We have been previously advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor, except for (i) 1996, as discussed below, and (ii) 2001 and 2002, both of which are currently before the Mexican Tax Court.  The outcomes of such appeals are uncertain.  We continue to believe that the basis for these reassessments was incorrect, and that the ultimate resolution of those outstanding matters will likely not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagree with this claim and are currently litigating this matter.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continue to accrue interest for this matter. In April 2012, we received final determination for the 2000 and 2002 tax years and have reversed $1.9 million of the accrual ($1.3 million to other income and a $0.6 million reduction of interest expense). At September 30, 2012, we have $2.8 million accrued for the remaining years.

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

In October 2011, we received a $1.0 million tax assessment from the Norwegian tax authorities. In January 2012, we submitted to the authorities our position that no tax liability is due. Our submission was not accepted by the authorities and we appealed this decision in the Norwegian legal system. During the third quarter of 2012, this matter was dismissed by the Norwegian courts with no impact to our consolidated financial position, results of operations, or cash flows. Management considers this matter closed.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At September 30, 2012 and December 31, 2011, our total exposure under outstanding letters of credit was $8.7 million and $12.8 million, respectively.

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2012
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$79,214	$46,962	$243	$—	$—	$126,419
Depreciation and amortization	2,782	5,963	—	24	1,015	9,784
Operating income (loss)	18,620	5,269	631	(1,809)	(6,531)	16,180
Other expense						4
Income before income taxes						$16,176

	Three Months Ended September 30, 2011
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$83,579	$38,082	$5,328	$—	$—	$126,989
Depreciation and amortization	2,899	4,484	1,180	9	994	9,566
Operating income (loss)	20,598	4,291	(2,830)	(3,991)	(9,642)	8,426
Other expense						1,922
Income before income taxes						$6,504

	Nine Months Ended September 30, 2012
	Top Drive	Tubular Services	CASING DRILLING™		Research & Engineering	Corporate and Other	Total
Revenue	$271,168	$132,069	$12,276		$—	$—	$415,513
Depreciation and amortization	8,491	17,396	1,479		65	2,938	30,369
Operating income (loss)	66,439	14,819	8,664	(1)	(7,765)	(22,331)	59,826
Other expense							3,172
Income before income taxes							$56,654

(1) Includes gain on sale of assets of $13.0 million

	Nine Months Ended September 30, 2011
	Top Drive	Tubular Services	CASING DRILLING™	Research & Engineering	Corporate and Other	Total
Revenue	$232,598	$105,152	$12,139	$—	$—	$349,889
Depreciation and amortization	8,237	13,482	3,495	27	2,828	28,069
Operating income (loss)	63,414	8,401	(9,668)	(9,280)	(28,072)	24,795
Other expense						875
Income before income taxes						$23,920

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Canada	$37,394	$43,644	$138,137	$112,934
United States	37,180	36,578	117,530	103,166
South America	13,570	13,323	42,338	38,994
Mexico	8,720	11,024	34,266	28,787
Asia Pacific	13,369	10,625	36,110	28,444
Europe, Africa and Middle East	8,418	5,316	23,587	19,632
Russia	7,768	6,479	23,545	17,932
Total	$126,419	$126,989	$415,513	$349,889

The physical location of our net property, plant and equipment by geographic area as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	September 30, 2012
United States	$19,958	$16,726	$14,354	$51,038
Mexico	37,542	6,897	260	44,699
South America	9,108	9,972	439	19,519
Asia Pacific	8,099	14,629	75	22,803
Russia	16,451	1,480	545	18,476
Europe, Africa and Middle East	3,368	28,387	5,083	36,838
Canada	9,359	4,157	188	13,704
Total	$103,885	$82,248	$20,944	$207,077

December 31, 2011
United States	$56,758
Mexico	35,473
South America	22,943
Asia Pacific	22,414
Russia	20,236
Europe, Africa and Middle East	30,544
Canada	14,700
Total	$203,068

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

Business Environment

In 2011 and during the first half of 2012, oil and natural gas drilling activity increased significantly from the low level of activity beginning with the severe global economic downturn in 2008. During 2011, international rig count increased from 2010 levels and continued to improve in most geographic regions in the first half of 2012.  In the second half of 2012, North America has experienced a decline in rig activity.  One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows average rig count by region for the three and nine months ended September 30, 2012 and 2011.

	Three Months Average Rig Count(1)		Increase / (Decrease)		Nine Months Average Rig Count(1)		Increase / (Decrease)
	September 30,				September 30,
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
U.S.	1,906	1,945	(39)	(2)%	1,956	1,830	126	7%
Canada	326	443	(117)	(26)%	364	406	(42)	(10)%
Latin America (includes Mexico)	414	437	(23)	(5)%	428	421	7	2%
Middle East (excludes Iran, Iraq and Sudan)	390	289	101	35%	348	288	60	21%
Asia Pacific (excludes China onshore)	230	249	(19)	(8)%	240	258	(18)	(7)%
Europe (excludes Russia)	117	123	(6)	(5)%	116	117	(1)	(1)%
Africa	108	71	37	52%	93	76	17	22%
Worldwide	3,491	3,557	(66)	(2)%	3,545	3,396	149	4%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Third Quarter Ended September 30, 2012 and Operational Performance

During the third quarter of 2012, our Top Drive segment had an increase in the number of top drive units sold compared to the same period in 2011.  Our Tubular Services segment revenue and operating income improved significantly in the third quarter of 2012 as compared to the third quarter of 2011. Our proprietary tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.  We believe that our financial condition has improved significantly over the past year, as demonstrated by the following:

•	Increased operating income from $8.4 million in the third quarter of 2011 to $16.2 million in the third quarter of 2012;

•	Increased revenue from $349.9 million during the nine months ended September 30, 2011 to $415.5 million during the same period in 2012;

•
Increased net income to $9.0 million and $36.5 million for the three and nine months ended September 30, 2012, respectively, compared to $3.8 million and $15.5 million for the same periods in 2011, respectively; and

•	Increased cash and cash equivalents from operating activities during the nine months ended September 30, 2012 as compared to the same period in 2011.

 Outlook for 2012

Volatility in the global economy has continued over the past few quarters as a result of European debt crisis, reduced consumer demand, slower gross domestic product ("GDP") growth rates in the United States and internationally, and declining oil and natural gas prices. Furthermore, in order to address negative fiscal situations and initiate deficit reduction measures, many governments are seeking additional revenue sources, including eliminating key federal income tax incentives currently available to oil and natural gas exploration and production companies. Current global macro-economic conditions make any projections difficult and uncertain; however, any significant elimination of tax incentives could result in oil and gas operators curtailing drilling activity, which would negatively affect our business.

Signs of weakening demand have had a limited impact on drilling fundamentals and we continue to anticipate sustained to slightly decreased activity levels for the remainder of 2012 in some of our revenue generating segments, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and the size of our product sale backlog, we expect our top drive order rate and North American rental activity to weaken for the remainder of 2012. In North America, we are experiencing downward pressure in bidding activity.  Our outstanding new unit sales backlog was 30 units at September 30, 2012, compared to 41 units at June 30, 2012 and 74 units at December 31, 2011.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings.  We expect our international top drive rental activity and after-market sales and services to hold steady for the remainder of 2012 and into 2013.

•
Tubular Services - We expect our CDS™ proprietary and conventional casing running business to strengthen in our international markets for the remainder of 2012 and into 2013. We will continue to expand our proprietary casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase throughout the remainder of 2012 and into 2013, which should increase demand for our MCLRS proprietary services.

Operating Results

Below is a summary of our operating results for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Segment revenue
Top Drive	$79,214	$83,579	$(4,365)	(5)%	271,168	232,598	38,570	17%
Tubular Services	46,962	38,082	8,880	23%	132,069	105,152	26,917	26%
CASING DRILLING™	243	5,328	(5,085)	(95)%	12,276	12,139	137	1%
Consolidated revenue	$126,419	$126,989	$(570)	—%	415,513	349,889	65,624	19%
Segment operating income (loss)
Top Drive	$18,620	$20,598	$(1,978)	(10)%	66,439	63,414	3,025	5%
Tubular Services	5,269	4,291	978	23%	14,819	8,401	6,418	76%
CASING DRILLING™	631	(2,830)	3,461	122%	8,664	(9,668)	18,332	190%
Research & engineering	(1,809)	(3,991)	2,182	55%	(7,765)	(9,280)	1,515	16%
Corporate and other	(6,531)	(9,642)	3,111	32%	(22,331)	(28,072)	5,741	20%
Consolidated operating income	16,180	8,426	7,754	92%	59,826	24,795	35,031	141%
Other expense (income)	4	1,922	(1,918)	(100)%	3,172	875	2,297	263%
Income tax provision	7,220	2,676	4,544	170%	20,173	8,388	11,785	140%
Net income	$8,956	$3,828	$5,128	134%	36,481	15,532	20,949	135%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our operating results and metrics for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages, units, days, and rate):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Top Drive revenue
Sales	$34,437	$35,337	$(900)	(3)%	$124,150	$91,254	$32,896	36%
Rental services	28,830	35,057	(6,227)	(18)%	97,370	102,965	(5,595)	(5)%
After-market sales and services	15,947	13,185	2,762	21%	49,648	38,379	11,269	29%
	79,214	83,579	(4,365)	(5)%	$271,168	$232,598	$38,570	17%
Top Drive operating income	$18,620	$20,598	$(1,978)	(10)%	$66,439	$63,414	$3,025	5%
Number of top drive sales:
New	25	27	(2)	(7)%	93	65	28	43%
Used or consignment	3	—	3	N/A	8	4	4	100%
	28	27	1	4%	101	69	32	46%
End of period number of top drives in rental fleet:	135	135	—	—%	135	135	—	—%
Rental operating days(a)	5,932	7,398	(1,466)	(20)%	19,577	21,307	(1,730)	(8)%
Average daily operating rate	$4,860	$4,739	$121	3%	$4,974	$4,832	$142	3%

 (a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by oil and natural gas drilling activity and new rig build activity. The average active rig count decreased by 2% for the third quarter of 2012 and increased year-to-date by 4% from the same periods in 2011.

During the nine months ended September 30, 2012, we recorded warranty expenses of $4.4 million specifically associated with the gear box housing issue for our new ESI model. In March 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards. We have completed the inspections for all of the first 18 ESI units produced. Based on the results of the completed inspections, no additional provisions were necessary to be made during the three months ended September 30, 2012.

Top Drive sales revenue — The increase or decrease in revenue for the three and nine months ended September 30, 2012 compared to the same periods in 2011 is due to the number of and mix of models sold between the periods.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units was $3.0 million for the three months ended September 30, 2012 and $11.1 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively. There were no used or consigned top drives sold during the three months ended September, 20, 2011.

Top Drive rental revenue — The decrease in revenue for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively, is due to a decrease in the number of operating days during the respective periods.

Top Drive after-market sales and services revenue — Revenue for the three and nine months ended September 30, 2012 improved significantly compared to the same periods in 2011 as we began to recover lost business experienced in prior years due to the industry downturn and as a result of a larger installed base of top drives.

Top Drive operating income — The decrease in Top Drive operating income for the three months ended September 30, 2012 as compared to the same period in 2011 is primarily due to a decrease in operating days for the rental fleet, partially offset by higher revenue from after-market sales and services. The increase in Top Drive operating income for the nine months ended September 30, 2012 as compared to the same period in 2011 is due to higher revenue from Top Drive sales and after-market sales. This increase for the nine months ended September 30, 2012, was significantly offset due to an increase in warranty expense of $4.4 million specifically associated with the gearbox housing issue for our new ESI model.

Tubular Services Segment

Our Tubular Services business segment includes both proprietary and conventional casing running services, which are mostly offered as a “call out” service on a well-by-well basis.  Our proprietary Tubular Service business is based on our Proprietary Casing Running Service technology, in particular the CDS™, and provides an efficient method for running casing and, if required, reaming the casing into the hole.  In addition, our proprietary Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, connection testing services and power swivels for new well construction and in work-over and re-entry operations.  Below is a summary of our operating results and metrics for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages and number of jobs):

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Tubular Services revenue
Proprietary	$36,528	$30,898	$5,630	18%	$102,183	$84,655	$17,528	21%
Conventional	10,434	7,184	3,250	45%	29,886	20,497	9,389	46%
	$46,962	$38,082	$8,880	23%	$132,069	$105,152	$26,917	26%
Tubular Services operating income	$5,269	$4,291	$978	23%	$14,819	$8,401	$6,418	76%
Number of proprietary jobs	902	958	(56)	(6)%	2,578	2,692	(114)	(4)%

The increase in Tubular Services revenue for the three and nine months ended September 30, 2012 compared to the same periods in 2011 is due to increased demand for tubular services.  A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our proprietary service offerings. In addition, increased domestic and international demand for our tubular services, both proprietary and conventional, has resulted in new jobs at more favorable pricing terms. For the three and nine months ended September 30, 2012, revenue related to our MCLRS proprietary tubular services increased $2.5 million and $6.9 million, respectively, compared to the same periods in 2011, due to the depressed market conditions in the first half of 2011 resulting from the Deepwater Horizon explosion, the temporary Gulf of Mexico drilling moratorium and the resulting negative impact on the deepwater drilling permitting process. Tubular Services revenue for the three and nine months ended September 30, 2012 included $1.6 million and $3.8 million, respectively, of revenue for CDS equipment sales, while no CDS equipment sales were made during the same periods in 2011.

The increase in Tubular Services operating income for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is due to higher revenue for our MCLRS proprietary tubular services and CDS equipment sales, which provide higher operating margins, higher revenue for proprietary and conventional jobs as discussed above, and improved margins as oil and natural gas drilling activity continues to recover from the severe downturn experienced in prior years.

CASING DRILLING™ Segment

On June 4, 2012, the Company completed the sale of substantially all of the assets of the CASING DRILLING™ segment to the Schlumberger Group. The CASING DRILLING™ business was based on the proprietary CASING DRILLING™ technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

The following is a summary of the operating results of the segment prior to the sale for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
CASING DRILLING™ revenue	$243	$5,328	$(5,085)	(95)%	$12,276	$12,139	$137	1%
CASING DRILLING™ operating income (loss)	$631	$(2,830)	$3,461	122%	$8,664	$(9,668)	$18,332	190%

CASING DRILLING™ operating income for the three months ended September 30, 2012 is primarily attributed to a transition services agreement with the Schlumberger Group. CASING DRILLING™ operating income for the nine months ended September 30, 2012 includes approximately $13.0 million gain from the sale. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of CASING DRILLING™ in this Quarterly Report on Form 10-Q. Absent the gain, CASING DRILLING™ operating loss decreased for the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to increased revenue, the focus on cost management and related job activity.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to Tubular Services technology and top drive model development, as well as the CASING DRILLING™ technology prior to the sale.  Below is a summary of our research and engineering expense for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Research and engineering expense	$1,809	$3,991	$(2,182)	(55)%	$7,765	$9,280	$(1,515)	(16)%

Research and engineering expenses decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to the absence of CASING DRILLING™ research and engineering after the sale of this business on June 4, 2012. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies relating to our Top Drive and Tubular Services segments.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Corporate and other expenses	$6,531	$9,642	$(3,111)	(32)%	$22,331	$28,072	$(5,741)	(20)%
Corporate and other expenses as a % of revenue	5%	8%	(3) pts		5%	8%	(3) pts

Corporate and other expenses decreased $3.1 million and $5.7 million during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease in corporate and other expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively, is due to decreased short term incentive compensation.

Other Expense (Income)

The following is a summary of our other expense (income) for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2011 to 2012		2012	2011	2011 to 2012
Other expense (income)
Interest expense	$725	$146	$579	397%	$1,317	$1,230	$87	7%
Interest income	(20)	(16)	(4)	(25)%	(78)	(2,513)	2,435	97%
Foreign exchange loss (gain)	(988)	1,693	(2,681)	(158)%	2,236	2,591	(355)	(14)%
Other expense (income)	287	99	188	190%	(303)	(433)	130	30%
Total other expense (income)	$4	$1,922	$(1,918)	(100)%	$3,172	$875	$2,297	263%

In April 2012, we received a favorable determination on a legacy withholding tax issue in a foreign jurisdiction. The impact of this was recognized in the first quarter of 2012, when we reversed $1.9 million of accruals previously made for this issue (consisting of $1.3 million to other income and a $0.6 million reduction of interest expense). For a detailed discussion of this matter, see Part I, Item 2—"Financial Statements", Note 11—Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Foreign exchange losses decreased during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including the Argentine peso, Mexican peso, and Russian ruble, among others.

  Income Tax Provision

	Three Months Ended September 30,		Increase / (Decrease)	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011		2012	2011
Effective income tax rate	45%	41%	4 pts	36%	35%	1 pt

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for both the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world and due to the accrual of $1.5 million for a tax assessment in a foreign jurisdiction recorded in the three months ended September 30, 2012.

 Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2012, we forecast capital expenditures to be between $55 million and $65 million based on increased demand for our products and services. We expect to be able to fund our activities for 2012 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

Our net cash position at September 30, 2012 and December 31, 2011 was as follows (in thousands):

	September 30, 2012	December 31, 2011
Cash	$36,091	$23,069
Current portion of long term debt	(146)	(2,793)
Long term debt	(171)	(3,832)
Net cash	$35,774	$16,444

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

At September 30, 2012, we had a credit agreement which was entered into on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of 5 years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under the credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, Cyprus, and Indonesia are guarantors of any borrowings under the credit facility.

Under the Revolver at September 30, 2012, we had no outstanding borrowings, $5.2 million in letters of credit outstanding and $119.8 million in available borrowing capacity. We were in compliance with our bank covenants at September 30, 2012.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2012 and 2011.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $17.9 million for the nine months ended September 30, 2012 compared to $7.2 million for the same period in 2011.  The increase in net cash provided by operating activities is primarily due to increased operating income, excluding the sale of CASING DRILLING™.

Investing Activities – Net cash provided by investing activities was $0.1 million during the nine months ended September 30, 2012 compared to $33.2 million used during the same period of 2011.  On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING™ segment to the Schlumberger Group, which provided $39.0 million of cash proceeds, net of transactions costs. During the nine months ended September 30, 2012 and 2011, we used $49.7 million and $34.3 million of cash, respectively, for capital expenditures, and sales of operating assets provided $11.1 million and $2.4 million of cash, respectively.

Financing Activities – Net cash used by financing activities was $5.0 million during the nine months ended September 30, 2012 compared to $1.1 million provided by financing activities for the same period in 2011.  During the nine months ended September 30, 2012, we borrowed $35.4 million from our revolving credit facility and used $41.7 million of cash to repay our debt.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendors, have decreased from $82.7 million as of December 31, 2011 to $44.9 million as of September 30, 2012.  This decrease of $37.8 million, or 46%, is driven by a decrease in our backlog from 74 units as of December 31, 2011 to 30 units as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Annual Report on Form 10-K.

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

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.  We had no debt outstanding under our credit facility at September 30, 2012.

Our accounts receivable are principally with oil and natural gas service, exploration, and production companies and are subject to normal industry credit risks.  In Mexico, the majority of our accounts receivable are principally from one customer. Our accounts receivable was $13.2 million in Mexico at September 30, 2012. Please see Part I, Item 1A—“Risk Factors” in our 2011 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.

There have been no material changes in our market risk factors since December 31, 2011.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.  See Part I, Item 1—“Financial Statements”, Note 11 of this Quarterly Report on Form 10-Q for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

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

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date:	November 5, 2012

TESCO CORPORATION

	By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date:	November 5, 2012

EXHIBIT INDEX

Exhibit No.	Description
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