Form 10-K
period 2012-12-31
TESCO CORP
filed 2013-03-05
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 29, 2012 was $328,356,042 based upon the last sales price reported for such date on the NASDAQ Stock Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 29, 2012 have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of Common Stock outstanding as of February 28, 2013: 38,928,664

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

Below is a list of defined terms that are used throughout this document:

TESCO CASING DRILLING®	= CASING DRILLING
TESCO’s Casing Drive System	= CDSTM or CDS
TESCO’s Multiple Control Line Running System	= MCLRSTM or MCLRS
TESCO's After Market Sales and Services	=AMSS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO CASING DRILLING®	United States
CASING DRILLING®	Canada
CASING DRILLING™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

This Report on Form 10-K contains "forward-looking statements" within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, "goal", "seek", "strategy", "future", “intend”, “forecast”, “target”, “project”, "likely", “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events, and trends, the economy, and other future conditions. The forward-looking statements in this Report on Form 10-K are made as of the date it was issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates, and intentions expressed in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

PART I

Item 1. Business

General

We are a global leader in the design, manufacture, and service delivery of technology based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for, and producing, oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and natural gas operating companies throughout the world.

We were created on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation.  The amalgamated corporation continued under the name Tesco Corporation, which is organized under the laws of Alberta, Canada.

Prior to the sale of the CASING DRILLING business during the second quarter of 2012, our four business segments were:

•	Top Drives – top drive sales, top drive rentals and after-market sales and services;

•	Tubular Services – automated and conventional tubular services;

•	CASING DRILLINGTM – proprietary CASING DRILLINGTM technology; and

•
Research and Engineering – internal research and development activities related to our automated tubular services and top drive model development, as well as the CASING DRILLINGTM technology prior to the sale.

For a further discussion of our business segments, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in this Annual Report on Form 10-K (the "Report on Form 10-K").

On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group"). For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3 included in the Report on Form 10-K.

Top Drive segment

Our Top Drive segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales to, and service for, our customers.

We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  Our top drives offer portability and flexibility, permitting drilling companies to conduct top drive drilling for all or any portion of a well.  We offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 750 tons.  With each top drive we sell, we offer the services of top drive technicians who provide customers with training, installation, and support services.

We offer nine distinct model series of top drive systems, using hydraulic, permanent magnet alternating current (“AC”), and induction AC technology.  We believe that we are industry leaders in the development and provision of permanent magnet technology in both portable and permanently installed top drive systems.  This technology provides very high power density, allowing for high performance and low weight.  We use AC induction technology and late generation power electronics in our smaller horsepower systems, such as our EMI machines, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base.  EMI top drive units are available with 150 to 250 ton load path configurations.  We also developed our EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 tons and generates 600 horsepower at the quill. The ESI is our new model, which has a load path rating of 500 tons and generates 1,350 horsepower at the quill.  The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance at the quill.  The HXI machine has a load path rating of 250 tons and has a 700 horsepower self-contained diesel-driven hydraulic power unit.

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

Our top drive rental fleet, which was comprised of 135 units at December 31, 2012, is deployed strategically around the world to be available to customers on a timely basis.  Our fleet is highly transportable and we mobilize the top drive units to meet customer requests.   In order of size by region from highest to lowest, we currently have rental units in Latin America, the United States and Canada, Russia, Asia-Pacific, Europe, and the Middle East.  During 2011 and 2012, we mobilized top drives to geographic areas with higher demand such as Russia and Latin America.

We also provide after-market sales and services to our installed customer base around the globe.  We maintain regional stocks of high-demand parts in order to expedite top quality, original replacement parts for top drive systems.  Our service offerings include the commissioning of all new units and recertification of working units including top drives, power units and various other top drive product and component repairs.  Our field-experienced personnel are responsible for the rig up and installation of all units, which includes both rental units and customer-owned units.  Our personnel also provide onsite training and top drive supervision.  In addition, our technicians are available to perform work under ongoing maintenance contracts.

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

We estimate that approximately 60% of land drilling rigs are currently equipped with top drive systems, including Russia and China, where few rigs operate with top drives today.  By contrast, we estimate that approximately 95% of offshore rigs are equipped with top drives.  We were the first top drive manufacturer to provide portable top drives for land drilling rigs.  We believe that significant further land-based market potential exists for our top drive drilling system technology, including both portable and permanently installed applications.  Further, where many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we believe that a market for replacement systems will be created.  We believe the development of that market could be an important opportunity for us.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd.  We believe that we have the second largest customer installed base and are the number two global provider of top drives, following NOV.  Of the three major top drive system providers, we are the company that maintains the largest fleet of assets solely for rental purposes.  Competition in our industry in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time, and price.

Backlog

We believe that top drive sales backlog is an indicator of how our business will be affected by changes in the global macro-economic environment.  We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.  Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly, or job rates.  Accordingly, we have no backlog for services.

Our top drive sales backlog at December 31, 2012 was 28 units with a total potential revenue value of $42.2 million, compared to 74 units with a total potential revenue value of $91.1 million at December 31, 2011.  In North America, we are experiencing downward pressure in bidding activity. Our customers in North America have maintained their focus on lowering project costs, which continues to put downward pressure on our product sales. Our international customers represent a large portion of our backlog and we expect this to hold steady into 2013.

We have the ability to expand or downsize our top drive manufacturing capacity to meet current and expected customer demand.  In response to declining demand for our top drives due to industry and operating conditions caused by the recession, we downsized our manufacturing operations substantially during 2009.  As market conditions improved during 2011 and 2012, we maintained and added to our core manufacturing team, with a current manufacturing capacity of 12 to 16 top drive units per month, depending on system complexity. We believe that our top drive business needs to maintain manufacturing inventory of one to two quarters of production.  This limits our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce, yet allows us to be responsive to our client base.

Tubular Services segment

Our Tubular Services segment includes a suite of automated offerings, as well as conventional casing and tubing running services.  Casing is steel pipe that is installed in oil, natural gas, or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well.  Most operators and drilling contractors install casing using service companies, like ours, who use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings of various sizes installed.  These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications.

Our patented Casing Drive System (“CDS”) is a tool which facilitates running and reaming casing into a well bore on any rig equipped with a top drive.  This tool offers improved safety and efficiency over traditional methods by eliminating operations that are associated with high risk of personal injury.  It also increases the likelihood that the casing can be run to casing point on the first attempt, offers the ability to simultaneously rotate and reciprocate the casing string as required while circulating drilling fluid, and requires fewer people on the rig for casing running operations than traditional methods.

We also offer installation service of deep water completion equipment using our Multiple Control Line Running System (“MCLRS”) proprietary and patented technology.  We believe that this technology substantially improves the quality of the installation of high-end well completions by eliminating damage and splices to control and injection lines.  We also believe that this technology improves the speed and safety of the completion process by splitting the work area between personnel making up the tubing and personnel installing completion equipment.

Our conventional service offerings provide equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.

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

The conventional tubular services market consists generally of several large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. The largest global competitors in this market are Weatherford International, Ltd. (“Weatherford International”), Franks International, Inc., and Baker Hughes Incorporated.  Competition in the conventional tubular services market takes place primarily on the basis of the quality of the services offered, the quality and utility of the equipment provided, the proximity of the service provider and equipment to the work site and price.

While we are aware of competitive technology similar to our CDS tool, we believe that we continue to be the market leader in this technology. Other companies offering similar technology and services include NOV, Weatherford International, and Franks International, Inc.  Our CDS system is easily and quickly installed on any top drive system and we offer skilled and trained personnel at the field level who have specialized knowledge of top drive drilling system operations.

CASING DRILLING segment

On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING segment to the Schlumberger Group. For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3 included in the Report on Form 10-K.

The CASING DRILLINGTM process used oilfield casing in place of drill pipe to simultaneously drill and case the well, reducing both drilling time and the chance of unscheduled drilling events. CASING DRILLINGTM technology minimized the use of conventional drill pipe and drill collars and enabled the operators to eliminate pipe trips and case the interval while drilling.

This avoided well bore exposure during tripping and mitigated associated risks such as borehole collapse, lost circulation problems and stuck tools or pipe.

Research and Engineering segment

As a technology-driven company, we continue to invest significantly in research and development activities, primarily related to our proprietary technologies in tubular services and top drive model development, as well as the CASING DRILLING technology prior to the sale.  We hold rights, through patents and patent license agreements, to patented and/or patent pending technologies for certain innovations that we believe will have application to our core businesses.   We pursue patent protection in appropriate jurisdictions where we believe our innovations could have significant potential application to our core businesses.  We hold patents and patent applications in the United States, Canada, Europe, and various other countries.  Following the sale of CASING DRILLING, our patent portfolio currently includes 130 issued patents, comprised of 57 U.S. and 73 foreign patents, and 90 pending patent applications, comprised of 33 U.S. and 57 foreign patent applications.  We generally retain all intellectual property rights to our technology through non-disclosure and technology ownership agreements with our employees, suppliers, consultants, and other third parties with whom we do business.

We hold patents for various specific aspects of the design of our portable top drive and related equipment, including the torque track system that improves operational handling by absorbing the torque generated by our top drives.  Our CDS is protected by patents on some of the gripping tools and on the “link tilt” system, which is a method used to handle casing.  We hold numerous patents related to the installation and utilization of certain accessories for casing for purposes of casing rotation. Various other related methods and tools are patent protected as well.

Our research and development costs were $10.5 million, $12.5 million, and $9.1 million for the years ended 2012, 2011, and 2010, respectively.  We will continue to invest in the development, commercialization, and enhancements of our proprietary technologies.

Financial Information About Geographic Areas

Our Top Drive and Tubular Services businesses are distributed globally.  Prior to the sale of the CASING DRILLING business during the second quarter of 2012, we did not track or measure property, plant, and equipment by business segment. For the information of our property, plant, and equipment by business segment and geographic area at December 31, 2012, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in the Report on Form 10-K. The following table presents our revenue by segment and geographic areas for the years ended December 31, 2012, 2011, and 2010 (United States dollars in thousands):

	Top Drive Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2012	$217,990	61%	$139,852	39%	$357,842
2011	219,168	64%	125,530	36%	344,698
2010	137,826	57%	106,107	43%	243,933
	Tubular Services Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2012	$109,377	60%	$73,027	40%	$182,404
2011	97,644	65%	53,480	35%	151,124
2010	84,656	69%	37,228	31%	121,884
	CASING DRILLING Segment (1)
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2012	$4,268	33%	$8,625	67%	$12,893
2011	4,572	27%	12,575	73%	17,147
2010	6,822	53%	6,026	47%	12,848
__________________________________

(1)
On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING segment to the Schlumberger Group. For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3 included in this Report on Form 10-K.

Procurement of Materials and Supplies

For a discussion of the procurement of materials and supplies, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in this Report on Form 10-K.

Seasonality

Our business is subject to seasonal cycles associated with winter-only, summer-only, dry-season, or regulatory-based access to drilling locations.  The most significant of these occur in Canada and Russia where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen.  As of December 31, 2012, approximately 15% of our top drive rental fleet operated in Canada and Russia.

In certain Asia Pacific and South American regions, we are subject to decline in activities due to seasonal rains.  Further, seasonal variations in the demand for hydrocarbons and accessibility of certain drilling locations in North America can affect our business as our activity follows the active drilling rig count reasonably closely.  We actively manage our highly mobile rental fleet around the world to minimize the impact of geographically specific seasonality.

Customers

Our accounts receivable are principally with major international and national oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition, and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, including the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems, which may impact our ability to collect those accounts receivable.  We monitor customers who are at risk for non-payment and, if warranted by the set of circumstances, will lower available credit extended to those customers or establish alternative arrangements, including increased deposit requirements or payment schedules.

No single customer accounted for 10% or more of our consolidated revenue in any of the years ended December 31, 2012, 2011, and 2010.

Employees

As of December 31, 2012, the total number of our employees worldwide was 2,079. We believe that our relationship with our employees is good.  We seek to maintain a high level of employee satisfaction and we believe our employee compensation systems are competitive.

Available Information

Access to our corporate governance policies and Securities and Exchange Commission (“SEC”) filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data, current reports on Form 8-K, Section 16 filings, and all amendments to those reports, are available through our website, www.tescocorp.com, free of charge. These reports are made available on our website as soon as reasonably practicable after such reports are electronically filed in the United States (“U.S.”) with the SEC and in Canada on the System for Electronic Document Analysis and Retrieval (“SEDAR”).  Our Code of Business Conduct and Ethics ("Code") is also posted on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K and applicable NASDAQ rules regarding amendments to or waivers of our Code by posting this information on our website at www.tescocorp.com. In addition to our website, copies of our U.S. public filings are available at www.sec.gov and copies of our Canadian public filings are available at www.sedar.com.

We have included our website address only as an inactive textual reference. The information contained on our website is not incorporated by reference into this Report on Form 10-K.

Item 1A. Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this Report on Form 10-K and should also be considered by our investors.

Risks associated with the global economy

The current global economic and political environment may negatively impact industry fundamentals, and the related decrease in demand for drilling rigs could cause a downturn in the oil and natural gas industry. Such a condition could have a material adverse impact on our business.

An extended deterioration in the global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower oil and natural gas prices and prolonged weakness in the economy could impact the economics of planned drilling projects, resulting in curtailment, reduction, delay or postponement for an indeterminate period of time. Furthermore, an extended deterioration in the political environment in countries where we operate or that produce significant supply of the world’s demand for oil may also impact fundamentals that are critical to our industry, such as the global supply of oil and natural gas. Constraints in the global supply of oil caused by political turmoil in any of the large oil-producing countries of the world could significantly increase oil and natural gas prices while the removal of such constraints could significantly decrease oil and natural gas prices for an indeterminate period of time.  Such volatility in oil and natural gas prices could negatively impact the world economy and our industry.  Any long-term reduction in oil and natural gas prices will reduce oil and natural gas drilling and production activity and result in a corresponding decline in the demand for our products and services, which could adversely affect the demand for sales, rentals or services of our top drive units and for our Tubular Services. These reductions could adversely affect the future net realizability of assets, including inventory, fixed assets, goodwill, and other intangible assets.

We are exposed to risks associated with the financial markets.

While we intend to finance our operations with existing cash, cash flow from operations, and borrowing under our existing credit facility, we may require additional financing to support our growth. If any of the significant lenders, insurance companies, or other financial institutions are unable to perform their obligations under our credit agreements, insurance policies, or other contracts, and we are unable to find suitable replacements on acceptable terms as a result of recent credit disruptions or otherwise, our results of operations, liquidity, and cash flows could be adversely affected.

Many of our customers access the credit markets to finance their oil and natural gas drilling and production activity. The possible inability of these parties to obtain financing on acceptable terms, due to the recent credit disruptions or otherwise, could impair their ability to perform under their agreements with us and lead to various negative effects on us, including business disruption, decreased revenue, and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have an adverse impact on our business and results of operations.

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

A portion of our business involves the movement of people, parts, and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to the occurrence of natural disasters such as earthquakes, floods, or hurricanes; or an epidemic or outbreak of diseases, in these locations, could significantly disrupt our operations and decrease our ability to provide services to our customers. In addition, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services to our customers.

Risks associated with the oil and natural gas industry

We could be subject to substantial liability claims, which would adversely affect our financial condition, results of operations, and cash flows.

Certain equipment and processes are used by us and other companies in the oil and natural gas industry during the delivery of oilfield services in hostile environments, such as exploration, development, and production applications. An accident or a failure of a product or process could cause personal injury, loss of life, damage to property, equipment, or the environment, and suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations, and cash flows.

We face risks due to the cyclical nature of the energy industry and the corresponding credit risk of our customers.

Changing political, economic, or military circumstances throughout the energy-producing regions of the world can impact the market price of oil and natural gas for extended periods of time. As most of our accounts receivable are with customers involved in the oil and natural gas industry, any significant change in such circumstances could result in financial exposure in relation to affected customers.

Fluctuations in the demand for and prices of oil and natural gas would negatively impact our business.

Fluctuations in the demand for, and prices of, oil and natural gas impact the level of drilling activity by our customers and potential customers. The prices are primarily determined by supply, demand, government regulations relating to oil and natural gas production and processing, and international political events, none of which can be accurately predicted. In times of declining activity, not only is there less opportunity for us to sell our products and services but there is increased competitive pressure that tends to reduce our prices and, therefore, our margins.

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

Our onshore oil and natural gas operations could be adversely impacted by changes in, and compliance with, restrictions or regulations on onshore drilling in the United States and in other areas around the world which may adversely affect our business and operating results.

New federal and state legislation regulating hydraulic fracturing may result in increased costs to drill, complete, and operate wells, as well as delays in obtaining permits to drill wells all of which could negatively impact our clients and thereby our business and operating results. If legislation is passed to ban hydraulic fracturing, the number of wells drilled in the future could drop dramatically, and the economic performance of those drilled would be negatively affected. Local authorities have also instituted restrictions to hydraulic fracturing operations which could result in negative impacts to our business.

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

Merger activity among both major and independent oil and natural gas companies also affects exploration, development, and production activity, as these consolidated companies attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post-merger exploration and development budgets. Moreover, some end-users prefer not to use relatively new products or premium products in their drilling operations.

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

In two separate actions, we were sued by VARCO I/P, Inc. and Weatherford International, who have alleged that our CDS tool and other equipment and processes violate certain of their patents. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in this Report on Form 10-K.  We settled our lawsuit with Weatherford International, and we believe the suit with VARCO I/P, Inc. is without merit. We intend to continue to defend ourselves vigorously. In the event that we are not successful in defending ourselves in this matter, it may have a material adverse effect on our Tubular Services segment and, therefore, on our business. In addition, in the future we may be subject to other infringement claims and if any of our products were found to be infringing, our consolidated financial results may be adversely affected.

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

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. We are currently involved in legal proceedings described in Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in this Report on Form 10-K. From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax, regulatory compliance and other claims.

We are also subject to complaints or allegations from former, current, or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

For further discussion of our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9 included in this Report on Form 10-K.

We have a revolving credit facility that is not contracted at market rates.

In April 2012, we amended our credit agreement to provide a revolving line of credit of $125 million including up to $20 million of swing line loans. The new credit facility has a term of five years and all outstanding borrowings on the new agreement are due and payable on April 27, 2017.

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

While diversification is desirable, it can expose us to risks related to cultural, political, and economic factors of foreign jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks. Such risks include the following:

•	loss of revenue, property, and equipment as a result of hazards such as wars or insurrection;

•	the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems;

•	changes or interpretations in laws, regulations, and policies of foreign governments, including those associated with changes in the governing parties, nationalization, and expropriation;

•	protracted delays in securing government consents, permits, licenses, or other regulatory approvals necessary to conduct our operations; and

•	protracted delays in the collection of accounts receivable due to economic, political, and civil instabilities.

A portion of our accounts receivable as of December 31, 2012 was denominated in Venezuelan Bolivar. On February 8, 2013, the Venezuela government announced that effective February 13, 2013 its currency would be devalued 32%. We expect this devaluation will have an impact of approximately $0.8 million on our results of operations for the upcoming quarterly period ended March 31, 2013.

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

We buy raw materials, components and precision machining or sub-assembly services from many different vendors located in Canada, the U.S., Europe, South East Asia and the Middle East. The price and lead times for some products have fluctuated along with the general changes of steel prices around the world. We also source a substantial amount of electrical components, including permanent magnet motors and drives as well as a substantial amount of hydraulic components, including hydraulic motors, from suppliers located in the U.S. and abroad.  The inability of suppliers to meet performance, quality specifications, and delivery schedules could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment. In addition, the lack of an efficient supply chain could cause us to hold higher levels of inventory.

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

As a technology based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology. We compete for these professionals, not only with other companies in the same industry, but with oil and natural gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction.   The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Julio M. Quintana, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess. We do not maintain key man insurance on any of our personnel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table details our principal facilities, including (i) all properties that we own, and (ii) those leased properties that serve as corporate or regional headquarters as of December 31, 2012.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas, United States of America	26,500	Leased	Corporate headquarters.
Houston, Texas, United States of America	67,800	Owned
Headquarters for North American operations in Top Drive and Tubular Services, and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas, United States of America	21,900	Owned	Regional operations base for the Tubular Services segment in east Texas and northern Louisiana.
Lafayette, Louisiana, United States of America	43,300	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.
Calgary, Alberta, Canada	85,000	Owned	Manufacturing of top drives and other equipment.
Mexico City, Distrito Federal, Mexico	1,615	Leased	Regional headquarters for Latin America, including Mexico.
Moscow, Russia	3,987	Leased	Regional headquarters for Russia, Europe, and West Africa.
Dubai, United Arab Emirates	3,800	Leased	Regional headquarters for the Middle East, North Africa, and East Africa.
Republic of Singapore	15,500	Leased	Regional headquarters for China, Japan, Australia, Indonesia, Malaysia, and New Zealand.

In addition, we lease operational facilities at locations in Colorado, Pennsylvania, North Dakota, Texas, and Wyoming. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., we lease additional operating facilities in Argentina, Australia, Brazil, Canada, China, Colombia, Dubai, Ecuador, Egypt, Indonesia, Malaysia, Mexico, New Zealand, Oman, Romania, Russia, the United Kingdom, and Venezuela. The majority of these facilities support the Top Drive and Tubular Services segments.

We consider our existing equipment and facilities to be adequate to support our operations.

Item 3. Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in this Report on Form 10-K for a summary of certain closed and ongoing legal proceedings. Such information is incorporated into this Part I, Item 3-"Legal Proceedings" in this Report on Form 10-K by reference.

On December 26, 2012, we received a request by the staff of the United States Securities and Exchange Commission ("SEC") that the Company take steps to preserve and retain five categories of documents relating to commercial agents who perform services for the corporate group in a foreign jurisdiction, the Company's general use of commercial agents in that jurisdiction, and compliance with the Foreign Corrupt Practices Act. This request stated that it "should not be construed as an indication by the Commission, or its staff, that any violations of law have occurred; nor should it be considered an adverse reflection upon any person, entity, or security." We have, under the advice and through independent external legal counsel, cooperated with and have provided the SEC staff with specific information which it has requested. External legal counsel for the Company has been advised by the SEC staff that no formal order of investigation has been issued. The outcome of the SEC's review and any future financial impact resulting from this matter are indeterminable at this time.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding shares of common stock are traded on the Nasdaq Stock Market (“NASDAQ”) under the symbol “TESO.” The following table outlines the share price trading range by quarter for 2012 and 2011.

	Share Price Trading Range
	High	Low
	($ per share)
2012
1st Quarter	$16.81	$12.82
2nd Quarter	16.88	10.17
3rd Quarter	12.77	9.73
4th Quarter	11.49	8.70

2011
1st Quarter	$22.36	$14.20
2nd Quarter	22.49	16.46
3rd Quarter	23.39	11.33
4th Quarter	17.54	10.01

As of February 28, 2013, there were approximately 223 holders of record of our common stock, including brokers and other nominees.

Dividend Policy

We have not declared or paid any dividends since 1993 and do not expect to declare or pay dividends in the near future. Any decision to pay dividends on our common shares will be made by our Board of Directors on the basis of our earnings, financial requirements, and other relevant conditions existing at the time. Pursuant to our Amended and Restated Credit Agreement, we are currently prohibited from paying dividends to our shareholders without the prior consent of our creditors.

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2007 and ending on December 31, 2012 on our common shares (assuming a $100 investment was made on December 31, 2007) with the total cumulative return of the S&P 500 Composite Index, and the Philadelphia Oil Service Sector Index (“OSX”), assuming reinvestment of dividends.

$120
$100
$80
$60
$40
$20
$0
Dec 31, 2007
Dec 31, 2008
Dec 31, 2009
Dec 31, 2010
Dec 31, 2011
Dec 31, 2012

	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012
● Tesco Corp.	$100	$25	$45	$55	$44	$40
■ OSX	$100	$40	$65	$81	$72	$73
▲ S & P 500	$100	$62	$56	$86	$86	$97

Item 6. Selected Financial Data.

The following selected historical financial data as of  December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011, and 2010 is derived from the audited consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in this Report on Form 10-K.  The selected financial data as of December 31, 2010, 2009, and 2008 and for each of the years ended December 31, 2009 and 2008 are derived from audited consolidated financial statements.  The selected financial data is not necessarily indicative of results to be expected in future periods and should be read in conjunction with Part II,  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of income (loss) data:	(in millions, except per share amounts)
Revenue
Top Drive	$357.8	$344.7	$243.9	$224.8	$341.4
Tubular Services	182.4	151.1	121.9	118.3	166.5
CASING DRILLING	12.9	17.2	12.9	13.7	27.0
	553.1	513.0	378.7	356.8	534.9
Operating income (loss)
Top Drives	87.7	88.8	62.8	49.5	106.8
Tubular Services	21.7	16.7	8.2	(2.9)	22.5
CASING DRILLING	8.2	(12.4)	(11.6)	(20.6)	(12.6)
Research and Engineering	(10.5)	(12.5)	(9.1)	(7.4)	(11.1)
Corporate and Other	(30.3)	(38.1)	(35.0)	(33.0)	(30.8)
	76.8	42.5	15.3	(14.4)	74.8
Interest (income) expense, net	1.1	(1.1)	0.6	0.9	4.2
Other (income) expense	1.1	2.3	0.9	2.3	(0.1)
Income (loss) before income taxes	74.6	41.3	13.8	(17.6)	70.7
Income tax (benefit) provision	24.8	14.3	6.8	(12.3)	20.8
Net income (loss)	$49.8	$27.0	$7.0	$(5.3)	$49.9
Weighted average number of common shares outstanding:
Basic	38.7	38.2	37.8	37.6	37.2
Diluted	39.1	38.9	38.3	37.6	37.8
Earnings (loss) per share:
Basic	$1.29	$0.71	$0.19	$(0.14)	$1.34
Diluted	$1.27	$0.69	$0.18	$(0.14)	$1.32
Cash dividends per common share	$—	$—	$—	$—	$—

Factors Affecting Trends

•	Our effective tax rate has fluctuated as follows: 2012: 33%, 2011: 35%, 2010: 49%, 2009: 70%; 2008: 29%;

•
In 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards. We recorded warranty expenses of $4.4 million specifically associated with the gear box housing issue for our new ESI model.

•
In 2012, we recorded a $12.4 million pre-tax gain on the sale of the CASING DRILLING business. For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3 included in the Report on Form 10-K.

•
In 2012, we reversed $4.7 million of accruals previously made for a legacy withholding tax issue in a foreign jurisdiction ($3.1 million to other income and a $1.6 million reduction to interest expense) based on favorable determinations received in April 2012 and January 2013. For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in the Report on Form 10-K;

•	In 2012, we recorded an accrual for $1.5 million for a tax assessment in a foreign jurisdiction;

•
In 2011, we recorded $2.4 million in interest income related to a refund received during the year from the Mexican tax authorities and a $1.8 million charge to bad debt expense for accounts deemed uncollectible. For a detailed discussion of the refund from the Mexican tax authorities, see Part II, Item 8. Financial Statements and Supplementary Data, Note 14 included in this Report on Form 10-K;

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance sheet data:
Total assets	$587.1	$549.2	$454.9	$442.6	$499.9
Debt and capital leases	0.3	6.6	—	8.6	49.6
Shareholders’ equity	469.5	412.8	375.7	362.2	351.9
Cash flow data:
Cash flow provided by operating activities	$17.6	$19.3	$54.8	$63.0	$77.0
Cash flows used in investing activities	(14.2)	(57.6)	(25.8)	(3.8)	(58.5)
Cash flows provided by (used in) financing activities	(4.4)	0.8	(8.4)	(40.4)	(19.5)
Other data:
Adjusted EBITDA (a)	$111.3	$85.7	$56.9	$42.4	$114.5
Net cash (debt) (b)	21.8	16.4	60.6	31.3	(29.0)

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

We believe that adjusted EBITDA is useful to an investor in evaluating our operating performance because it is widely used by investors in our industry to measure a company’s operating performance without regard to items such as income taxes, net interest expense, depreciation and amortization, and non-cash stock compensation expense, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired; it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense), merger and acquisition transactions (primarily gains/losses on sale of a business) and asset base (primarily depreciation and amortization) and actions that do not affect liquidity (stock compensation expense) from our operating results; and it helps investors identify items that are within our operational control. Depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable period operating charge.

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

Adjusted EBITDA is derived from our consolidated statements of income as follows (in millions):

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Net income (loss)	$49.8	$27.0	$7.0	$(5.3)	$49.9
Income tax provision (benefit)	24.8	14.3	6.8	(12.3)	20.8
Depreciation and amortization	43.0	38.5	36.1	36.7	33.3
Net interest expense (income)	1.1	(1.1)	0.6	0.9	4.2
Stock compensation expense—non-cash	5.0	7.0	6.4	4.4	6.3
Gain on sale of CASING DRILLING	(12.4)	—	—	—	—
Impairment of inventory and assets—non-cash	—	—	—	18.0	—
Adjusted EBITDA	$111.3	$85.7	$56.9	$42.4	$114.5

Net cash (debt) is derived from the consolidated balance sheets as follows (in millions):

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Cash and cash equivalents	$22.0	$23.0	$60.6	$39.9	$20.6
Current portion of long term debt	(0.1)	(2.8)	—	—	(10.2)
Long term debt	(0.1)	(3.8)	—	(8.6)	(39.4)
Net cash (debt)	$21.8	$16.4	$60.6	$31.3	$(29.0)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the accompanying footnotes included in Part II, Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.  Our MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make.  These risks and uncertainties are discussed further in Part I, Item 1A, Risk Factors included in this Report on Form 10-K.

Overview

Listed below is a general outline of our MD&A:

•	Our business – includes a summary of our business purposes, a description of the current business environment, a summary of our 2012 performance and an outlook for 2013;

•	Results of operations – includes a year-over-year analysis of the results of our business segments, our corporate activities, and other income statement items;

•
Liquidity and capital resources – includes a general discussion of our sources and uses of cash, available liquidity, our liquidity outlook for 2013, an overview of cash flow activity during 2012, and additional factors that could impact our liquidity;

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

Prior to the sale of the CASING DRILLING business during the second quarter of 2012, our four business segments were:

•	Top Drives – top drive sales, top drive rentals and after-market sales and services;

•	Tubular Services – automated and conventional tubular services;

•	CASING DRILLING – proprietary CASING DRILLING technology; and

•
Research and Engineering – internal research and development activities related to our automated tubular services and top drive model development, as well as the CASING DRILLING technology prior to the sale.

For a detailed description of these business segments, see Part I, Item 1, Business included in this Report on Form 10-K.

Business Environment

During the first half of 2012 and in 2011, oil and natural gas drilling activity increased significantly from the low level of activity beginning with the severe global economic downturn in 2008, and from the low oil and natural gas prices and tightening credit availability in 2009. However in the second half of 2012, North America experienced a decline in rig activity due to lower natural gas prices. During 2012, Europe experienced a decline in rig activity due to the uncertainty over the outcome of the European Union's ("EU") financial support programs and the possibility that other EU member states may experience similar financial troubles. Additionally, many governments are seeking additional revenue sources, including eliminating key federal income tax incentives currently available to oil and natural gas exploration and production companies. Current global macro-economic conditions make any projections difficult and uncertain. One of the key indicators of our business is the number of active drilling rigs.  Below is a table that shows rig counts by region for the years ended December 31, 2012, 2011, and 2010.

	Average Rig Count(1)			Increase (Decrease)
	2012	2011	2010	2011 to 2012		2010 to 2011
U.S.	1,919	1,875	1,541	44	2%	334	22%
Canada	365	423	351	(58)	(14)%	72	21%
Latin America (includes Mexico)	423	424	383	(1)	—%	41	11%
Asia Pacific (excludes China onshore)	356	256	269	100	39%	(13)	(5)%
Middle East (excludes Iran, Iraq and Sudan)	241	292	265	(51)	(17)%	27	10%
Africa	119	78	83	41	53%	(5)	(6)%
Europe (excludes Russia)	96	118	93	(22)	(19)%	25	27%
Worldwide	3,519	3,466	2,985	53	2%	481	16%
__________________________________

(1)	Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of 2012 and Operational Performance

During 2012, our Top Drive and Tubular Services segments improved on their performance in 2011 and provided a strong base of earnings. Our automated tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every top drive rig will eventually convert to running casing with an automated system, such as the CDS that we offer.  We also invested in new and enhanced product and service offerings that are being developed in our Research and Engineering segment.  We continue to grow fiscally stronger as demonstrated by the following factors:

•	we increased our revenue from $513.0 million in 2011 to $553.1 million in 2012;

•	we increased our operating income from $42.5 million in 2011 to $76.8 million in 2012;

•	we completed the sale of substantially all of the assets of the CASING DRILLING segment to the Schlumberger Group and recognized a pre-tax gain of $12.4 million;

•	we increased our adjusted EBITDA from $85.7 million in 2011 to $111.3 million in 2012;

•	we increased our net cash position from $16.4 million at December 31, 2011 to $21.8 million at December 31, 2012;

•	we funded a substantial increase in our working capital from cash provided by operating activities; and

•	we amended our credit agreement to provide a revolving line of credit of $125 million and had no amounts outstanding under our revolving credit facility at December 31, 2012 and 2011.

Outlook for 2013

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued slow recovery in 2013. Below is a table that shows projected drilling activity for 2013 by region and compares these projections to the number of wells drilled during each of the years ended December 31, 2012, 2011 and 2010.  In particular, U.S. and Canadian activity is projected to increase by 6% and international activity is projected to increase by 2% from average 2012 levels.

	Wells drilled (1) Years ended December 31,
	2013	2012	2011	2010
	(forecast)(1)
U.S.(2)	47,053	44,732	44,905	45,617
Canada	11,510	10,711	12,612	10,912
Latin America	4,924	4,635	4,743	5,450
Europe, Africa, Middle East (including Russia)	14,886	14,511	12,086	11,359
Far East (including China)	27,317	27,168	26,880	23,802
Worldwide	105,690	101,757	101,226	97,140
__________________________________

(1)	Source: Report by World Oil magazine, February 2013.

(2)	U.S. data for the wells drilled in 2012 is estimated by World Oil magazine, February 2013.

Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity into 2013, as follows:

•
Top Drive – Based upon existing drilling and bidding levels and the size of our product sale backlog, we expect our top drive order rate and rental activity to remain steady in 2013.  In North America, we continue experiencing downward pressure in bidding activity. Our top drive sales backlog at December 31, 2012 was 28 units with a total potential revenue value of $42.2 million, compared to 74 units with a total potential revenue value of $91.1 million at December 31, 2011.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings. We expect our international top drive sales and rental activity and after-market sales and services to hold steady in 2013; and

•
Tubular Services – We expect our CDS automated and conventional casing business to strengthen in our international markets in 2013. We will continue to expand our automated casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase in 2013, which should increase demand for our MCLRS proprietary services.

Results of Operations

Below is a summary of our revenue and operating results for the years ended December 31, 2012, 2011, and 2010 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012		2010 to 2011
Segment revenue
Top Drive	$357,842	$344,698	$243,933	$13,144	4%	$100,765	41%
Tubular Services	182,404	151,124	121,884	31,280	21%	29,240	24%
CASING DRILLING	12,893	17,147	12,848	(4,254)	(25)%	4,299	33%
Consolidated revenue	$553,139	$512,969	$378,665	$40,170	8%	$134,304	35%

Segment operating income
Top Drive	$87,716	$88,799	$62,818	$(1,083)	(1)%	$25,981	41%
Tubular Services	21,708	16,680	8,228	5,028	30%	8,452	103%
CASING DRILLING	8,191	(12,392)	(11,594)	20,583	166%	(798)	(7)%
Research and engineering	(10,457)	(12,512)	(9,075)	2,055	16%	(3,437)	(38)%
Corporate and other	(30,363)	(38,058)	(35,060)	7,695	20%	(2,998)	(9)%
Consolidated operating income	76,795	42,517	15,317	34,278	81%	27,200	178%
Other expense	2,200	1,245	1,495	955	77%	(250)	(17)%
Income before income taxes	74,595	41,272	13,822	33,323	81%	27,450	199%
Income tax provision	24,781	14,276	6,777	10,505	74%	7,499	111%
Net income	$49,814	$26,996	$7,045	$22,818	85%	$19,951	283%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor. We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our top drive operating results and metrics for the years ended December 31, 2012, 2011, and 2010 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012		2010 to 2011
Top Drive revenue
Sales	$166,722	$152,599	$85,584	14,123	9%	67,015	78%
Rental services	126,095	135,706	109,179	(9,611)	(7)%	26,527	24%
After-market sales and services	65,025	56,393	49,170	8,632	15%	7,223	15%
	$357,842	$344,698	$243,933	$13,144	4%	$100,765	41%
Top Drive operating income	$87,716	$88,799	$62,818	(1,083)	(1)%	25,981	41%
Number of top drive sales:
New	121	106	61	15	14%	45	74%
Used or consigned	10	9	8	1	11%	1	13%
End of period number of top drives in rental fleet:	135	132	125	3	2%	7	6%
Rental operating days (a)	25,420	28,280	23,972	(2,860)	(10)%	4,308	18%
Average daily operating rate	$4,960	$4,799	$4,554	161	3%	245	5%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive sales revenue — The increases in revenue from 2011 to 2012 and from 2010 to 2011 were due to increased number of new top drive units sold as a result of increased demand, both domestically and internationally. The number of new top drive units sold during 2012 exceeded the pre-recession levels of 118 units in 2008.

Our selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. Revenue related to the sale of used or consigned top drive units was $13.5 million, $9.0 million, and $8.0 million during 2012, 2011, and 2010, respectively.

Top Drive rental services revenue — The decrease in revenue from 2011 to 2012 was due to the decrease in rental operating days resulting from lower rig count in North America during the second half of 2012. The 2012 average rig count in U.S. was over 2,000 units in January 2012 but was below 1,800 units in December 2012. The increase in revenue from 2010 to 2011 was due to the increase in rental operating days, coupled with the increase in average daily rates, resulting from a 16% growth in the average worldwide rig count year-over-year.  Our rental fleet increased by 7 units in 2011 and then increased by 3 units during 2012 to meet the demand of our customers for rental services.

Top Drive after-market sales and services revenue — The increases in revenue from 2011 to 2012 and from 2010 to 2011 were the result of higher market demand created by a larger installed base of TESCO top drives.

Top Drive operating income — The slight decrease in Top Drive operating results from 2011 to 2012 was due primarily to a decrease in operating days for the rental fleet, partially offset by higher revenue from top drive sales and after-market sales and services. Additionally, during 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards. We recorded warranty expenses of $4.4 million specifically associated with the gear box housing issue for our new ESI model.

The improvement in Top Drive operating results from 2010 to 2011 was a function of revenue factors discussed above, which provided flow-through to our operating margin.  No significant adjustments affecting operating income were recorded in 2011 or 2010.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods.  Additionally, our automated Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.  Below is a summary of our tubular services operating results and metrics for the years ended December 31, 2012, 2011, and 2010 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012		2010 to 2011
Tubular Services revenue
Automated	$141,191	$120,315	$100,734	$20,876	17%	$19,581	19%
Conventional	41,213	30,809	21,150	10,404	34%	9,659	46%
	$182,404	$151,124	$121,884	$31,280	21%	$29,240	24%
Tubular Services operating income	$21,708	$16,680	$8,228	$5,028	30%	$8,452	103%
Number of automated jobs	3,525	3,557	3,173	(32)	(1)%	384	12%

The increases in Tubular Services revenue from 2011 to 2012 and from 2010 to 2011 were due to increased demand for tubular services. A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, has resulted in new jobs at more favorable pricing terms. During 2012, we recorded $10.2 million of revenue from our MCLRS offerings, compared to $5.6 million during 2011 and $5.4 million during 2010. The increase was due primarily to improved market conditions in 2012 following the depressed market conditions in 2011 that resulted from the Deepwater Horizon explosion, the temporary Gulf of Mexico drilling moratorium and the resulting negative impact on the deepwater drilling permitting process. The Tubular Services automated revenue during 2012 and 2011 also included $6.7 million and $2.3 million, respectively, of revenue from CDS equipment sales, while no CDS equipment sales were made during 2010. Additionally, during 2012, Premiere Casing Services - Egypt SAE ("Premiere"), which we acquired in October 2011, recorded $8.3 million of revenue from conventional service offerings, compared to $0.7 million during 2011.

Our Tubular Services revenue improved from 2010 to 2011 due to the 16% increase in average worldwide rig count year-over-year. The increase in the average worldwide rig count let to an increase in the number of proprietary jobs and more favorable pricing terms in 2011, as compared to 2010. The majority of our conventional revenue growth was driven by the more recently developing shale formations in North America and new entry markets in Asia Pacific and the Middle East regions. As we penetrate these markets further, we intend to transition customer preferences to our automated offerings.

The increase in Tubular Services operating income from 2011 to 2012 was due primarily to higher revenue for our MCLRS automated tubular services and CDS equipment sales, which provide higher operating margins and higher revenue for automated and conventional jobs discussed above. The improvement in our Tubular Services operating results from 2010 to 2011 was primarily a function of the revenue factors discussed above, which provided flow-through to our operating margin as benefits were derived from economies of scale. During 2010, our operating results included a $1.8 million decrease in operating income resulting from a customer dispute over contract term interpretations.

 CASING DRILLING Segment

On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING segment to the Schlumberger Group. For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3 included in the Report on Form 10-K.

Below is a summary of our CASING DRILLING operating results for the years ended December 31, 2012, 2011, and 2010 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012		2010 to 2011
CASING DRILLING revenue	$12,893	$17,147	$12,848	$(4,254)	(25)%	$4,299	33%
CASING DRILLING operating income (loss)	$8,191	$(12,392)	$(11,594)	$20,583	166%	$(798)	(7)%

CASING DRILLING operating income for the year ended December 31, 2012, includes approximately $12.4 million gain from the sale of the business segment.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development, as well as the CASING DRILLING technology prior to the sale.  The following is a summary of our research and engineering expense for the years ended December 31, 2012, 2011, and 2010 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012		2010 to 2011
Research and engineering expense	$10,457	$12,512	$9,075	$(2,055)	(16)%	$3,437	38%

Research and engineering expenses decreased from 2011 to 2012 due to the absence of CASING DRILLING research and engineering after the sale of this business segment on June 4, 2012. Research and engineering expenses increased from 2010 to 2011 as we continued our investment in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expense for the years ended December 31, 2012, 2011, and 2010 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012		2010 to 2011
Corporate and other expenses	$30,363	$38,058	$35,060	$(7,695)	(20)%	$2,998	9%
Corporate and other expenses as a % of revenue	5%	7%	9%		(2) pts		(2) pts

Corporate and other expenses were lower in 2012 than in 2011 primarily due to decreased short term and long term incentive compensation. Corporate and other expenses were higher in 2011 than in 2010 due to increased payroll and benefit expense from increased headcount and increased expenses for travel, depreciation, advertising and marketing and other administrative costs resulting from expanded operations to meet increased demand for our products and services.

Corporate and other expenses as a percentage of revenue decreased in 2012 as compared to 2011 and 2010 due to higher revenues during 2012 as we recover from the downturn in the oil and natural gas industry.

Other Expense (Income)

Below is a summary of our other expense (income) for the years ended December 31, 2012, 2011, and 2010 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012		2010 to 2011
Other expense (income)
Interest expense	$1,204	$1,504	$758	$(300)	(20)%	$746	98%
Interest income	(104)	(2,596)	(165)	2,492	96%	(2,431)	(1,473)%
Foreign exchange losses	3,083	2,523	1,043	560	22%	1,480	142%
Other income	(1,983)	(186)	(141)	(1,797)	(966)%	(45)	(32)%
Total other expense	$2,200	$1,245	$1,495	$955	77%	$(250)	(17)%

Interest expense — Interest expense decreased from 2011 to 2012 due primarily to a reduction of $1.6 million to interest expense previously accrued for a legacy withholding tax issue in a foreign jurisdiction based on favorable determinations received in April 2012 and January 2013. This reduction was partially off-set by interest expenses accrued during 2012 for tax assessments in foreign jurisdictions. For detailed discussion of these tax matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in the Report on Form 10-K. Interest expense increased from 2010 to 2011 as a result of outstanding debt balances under our credit facility.  During the fourth quarter of 2011, we drew down and repaid $10.0 million on our credit facility to fund working capital needs. In addition, 2011 results include interest expense on the debt assumed from our acquisition of Premiere in October 2011.

Interest income — Interest income decreased from 2011 to 2012 and increased from 2010 to 2011 due to a refund received from the Mexican tax authorities during the second quarter of 2011 as described in Part II, Item 8. Financial Statements and Supplementary Data, Note 14 of this Report on Form 10-K. We recorded $2.4 million in interest income and $0.6 million in other income, partially offset by $0.4 million of interest expense during 2011 related to this refund.

Foreign exchange losses — Foreign exchange losses increased from 2011 to 2012 and from 2010 to 2011 due to fluctuations in the valuation of the U.S. dollar compared to other currencies in which we transact around the world, including Canadian dollars, Argentine pesos, Mexican pesos, Russian rubles, Euros, and Singapore dollars, among others. During 2012 and 2011, our foreign exchange losses were negatively affected by increased volatility in the global economy caused by the U.S. debt downgrade and European debt crisis. From time to time, we may use foreign currency forward contracts to manage our currency exchange exposures on foreign currency denominated balances and anticipated cash flows. However, we did not have any foreign currency forward contracts in place during the years ended December 31, 2012, 2011, and 2010.

Other expense (income) — Other expense (income) reflects gains and losses on sale of non-operating assets, penalties, and other miscellaneous expense (income).  In 2012, we recorded a reduction of $3.1 million previously expensed for a legacy withholding tax issue in a foreign jurisdiction based on favorable determinations received in April 2012 and January 2013. This reduction was partially off-set by penalties accrued during 2012 for tax assessments in foreign jurisdictions. For detailed discussion of these tax matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in the Report on Form 10-K.

  Income Tax Provision

	Year Ended December 31,			Increase/Decrease
	2012	2011	2010	2011 to 2012	2010 to 2011
Effective income tax rate	33%	35%	49%	(2) pts	(14) pts

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

Our effective tax rates for 2012, 2011, and 2010 were higher than the 25.0% Canadian statutory rate primarily due to the level of profit earned in higher-taxed jurisdictions and non-deductible expenses in those jurisdictions. Additionally, our effective tax rate in 2012 included an accrual of $1.5 million for a tax assessment in a foreign jurisdiction and a $1.4 million valuation allowance adjustment related to foreign subsidiary net operating losses. Our effective tax rate in 2010 included a valuation allowance adjustment related to foreign subsidiary net operating losses of $1.9 million.  No provision is made for taxes that may be payable on the repatriation of accumulated earnings in our foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.

For a further description of income tax matters, see Part II, Item 8. Financial Statements and Supplementary Data, Note 11 and Part II, Item 9A, Controls and Procedures included in this Report on Form 10-K.

Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives, and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2013, we forecast capital expenditures to be between $30 million to $40 million, based on current market conditions.  We expect to be able to fund our activities for 2013 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

As of December 31, 2012, we had no outstanding borrowings under our revolving credit facility, and we had availability to borrow $119.7 million under our revolving credit facility.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. We were in compliance with our bank covenants at December 31, 2012.  For further discussion on our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9 included in this Report on Form 10-K.

Our net cash position as of December 31, 2012 and 2011 was as follows (in thousands):

	Years ended December 31,
	2012	2011
Cash	$22,014	$23,069
Current portion of long term debt	(119)	(2,793)
Long term debt	(142)	(3,832)
Net cash	$21,753	$16,444

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Report on Form 10-K may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2012 and 2011.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $17.6 million in 2012 compared to $19.3 million in 2011.  The decrease in net cash provided by operating activities is primarily due to cash outlays for inventory purchases, as a result of our increased activity levels from the continued recovery in the economy and the oil and natural gas drilling activities in general. Inventory increased from $111.8 million at December 31, 2011 to $124.5 million at December 31, 2012, to support our forecasted demand for top drive rental fleet additions and forecasted customer demand for new CDS tools and parts for after-market sales.

Investing Activities – Net cash used for investing activities was $14.2 million during 2012 compared to $57.6 million during 2011.  During 2012 and 2011, we used $63.7 million and $47.4 million of cash, respectively, for capital expenditures. Our capital expenditures spending increased from 2011 to 2012 to meet projected demand for our products and services. We received $10.4 million and $6.9 million of cash during 2012 and 2011, respectively, from sales from operating assets and $39.5 million of cash from the sale of CASING DRILLNG business, net of transaction costs during 2012.  Additionally, we used $16.0 million of cash to acquire Premiere, net of cash acquired, during 2011.

Financing Activities – Net cash used in financing activities was $4.4 million during 2012 compared to net cash provided of $0.8 million during 2011.  During 2012, we paid off $6.3 million of debt assumed as part of the Premiere acquisition, and we borrowed and paid back $35.4 million from our revolving credit facility. During 2011, we borrowed and paid back $10.0 million from our revolving credit facility.

Critical Accounting Estimates

Our significant accounting policies are described in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 in this Report on Form 10-K.  The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting estimates and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities.  We consider our critical accounting estimates to be those that require difficult, complex or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments.  Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates.  We believe the most critical accounting policies in this regard are those described below.

Deferred Taxes — We record deferred tax assets and liabilities to reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. By their nature, tax laws are often subject to interpretation. In those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the tax asset will not be realized. We consider estimates of future taxable income and ongoing tax planning in assessing the utilization of available tax losses and credits. Unforeseen events and industry conditions may impact forecasts of future taxable income which, in turn, can affect the carrying value of the deferred tax assets and liabilities and impact our future reported earnings. The level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence. A change in our forecast of future taxable income, or changes in circumstances, assumptions and clarification of uncertain tax regimes may require changes to any valuation allowances associated with our deferred tax assets, which could have a material effect on net income.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements other than the contractual obligations and letters of credit noted below.

Contractual Obligations

We are party to various contractual obligations.  A portion of these obligations are reflected in our financial statements, such as long term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet.  The following is a summary of our contractual cash obligations as of December 31, 2012 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations
Principal	$261	$119	$142	$—	$—
Interest	145	137	8	—	—
Operating lease obligations (a)	9,114	4,073	2,879	1,295	867
Manufacturing purchase commitments (b)	34,891	34,891	—	—	—
	$44,411	$39,220	$3,029	$1,295	$867

(a)	We have operating lease commitments expiring at various dates, principally administrative offices, operation facilities and equipment.

(b)	Represents manufacturing purchase commitments for executed purchase orders that have been submitted to the respective vendor.

Letters of Credit

We enter into letters of credit in the ordinary course of business.  As of December 31, 2012, we had outstanding letters of credit of approximately $8.7 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with an existing or forecasted financial transaction.  The types of market risks we are exposed to are credit risk, foreign currency risk and interest rate risk.

Credit Risk – Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  Cash equivalents, such as deposits, investments in short-term commercial paper and other money market instruments, are held by major banks.  Our accounts receivable are principally with oil and natural gas service, exploration and production companies and are subject to normal industry credit risks. For a further discussion, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in this Report on Form 10-K.

Interest Rate Risk – At December 31, 2012, our debt consisted of capital leases assumed in our acquisition of Premiere. At year end, we had no outstanding debt related to our credit facility, but we have had significant debt borrowings in the past and currently have the ability to borrow up to $119.7 million under our existing revolving credit facility, subject to the maintenance of certain financial ratios required by restrictive covenants.  Our credit facility has a variable interest rate, which exposes us to interest rate risk.  From time to time, we may use derivative financial instruments to manage our interest rate exposures. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not party to any interest rate swaps during the year ended December 31, 2012.

The carrying value of cash, investments in short-term commercial paper, and other money market instruments, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments. The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.

Foreign Currency Risk – We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates.  Although the majority of our business is transacted in U.S. dollars, we transact some business in Canadian dollars, Argentinean pesos, Mexican pesos, Russian rubles, Venezuelan bolivars, and Singapore dollars, among others.  From time to time, we use derivative financial instruments to manage our foreign currency exposures.  Currency exchange exposures on foreign currency denominated balances and anticipated cash flows may be managed by foreign exchange forward contracts when it is deemed appropriate. We were not party to any foreign exchange forward contracts during the year ended December 31, 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management's assessment using the COSO criteria, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 5, 2012, Mr. Robert L. Kayl gave notice of his decision to resign from his position as Senior Vice President, Chief Financial Officer, and Chief Accounting Officer of the Company for personal reasons, and such resignation was to have occurred following the Company's filing of this Report on Form 10-K. However, the Company and Mr. Kayl have mutually agreed to extend his employment so that Mr. Kayl will remain in his current position until the Company selects his successor, with the effect that his October 5, 2012 notice of resignation is mutually deemed withdrawn.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (other than the information set forth in the next paragraph in this Item 10) will be included under the section captioned “Election of Directors (Proposal One)” in our proxy statement for the 2013 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on our website (http://www.tescocorp.com) under the “Corporate Governance” heading on the “Investor Relations” page and attached hereto as Exhibit 14. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.

Item 11. Executive Compensation.

The information required by this Item will be included under the sections captioned “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions” in our proxy statement for the 2013 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2013 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our proxy statement for the 2013 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned “Appointment of the Independent Auditors (Proposal Two)” in our proxy statement for the 2013 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements
Page No.
		Report of independent registered public accounting firm	F-2
		Consolidated balance sheets - December 31, 2012 and 2011	F-3
		Consolidated statements of income for each of the three years in the period ended December 31, 2012	F-4
		Consolidated statements of shareholders’ equity and comprehensive income for each of three years in the period ended December 31, 2012	F-5
		Consolidated statements of cash flows for each of the three years in the period ended December 31, 2012	F-6
		Notes to consolidated financial statements	F-7
	(2)	Financial Statement Schedules
Page No.
		Schedule II—Valuation and qualifying accounts	F-30

(b)	Exhibits

Exhibit No.	Description
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

10.1*	Asset Purchase Agreement dated April 29, 2012 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.2*
Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.3*	First Amendment to Asset Purchase Agreement dated June 4, 2012 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 8, 2012)

Exhibit No.	Description
10.4*
Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.5*	Final Settlement and License Agreement between Tesco Corporation and Weatherford International Inc. and Weatherford/Lamb, Inc. dated January 11, 2011, effective as of October 26, 2010

10.6*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.7*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.8*+
Employment Agreement effective December 31, 2008 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2008)

10.9*+
Employment Agreement effective August 18, 2008 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 5, 2008)

10.10*+
Employment Agreement effective December 31, 2007 between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.11*+
Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Current Report on Form 10-Q filed with the SEC on August 7, 2009)

10.12*+
Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

10.13*+
First Amendment to the Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.14*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.15*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8‑K filed with the SEC on March 17, 2009)

10.16*+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Julio M. Quintana

10.17*+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Robert L. Kayl

10.18*+	Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Jeffrey L. Foster

10.19*+	First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Dean Ferris

10.20*+	First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Fernando Assing

10.21*+	Third Amendment to the Employment Agreement effective July 15, 2011, but dated October 10, 2011 by and between Tesco Corporation and Jeffrey L. Foster

10.22*+	Letter Agreement effective July 15, 2011, but dated February 23, 2012 by and between Tesco Corporation and Fernando Assing

Exhibit No.	Description
10.23*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.24*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.25*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.26*+	Tesco Corporation Short Term Incentive Plan 2008 (incorporated by reference to Exhibit 10.20 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.27*+	Tesco Corporation Short Term Incentive Plan 2009 (incorporated by reference to Exhibit 10.19 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

10.28*+	Tesco Corporation Short Term Incentive Plan 2010 (incorporated by reference to Exhibit 10.21 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 5, 2010)

10.29*+	Tesco Corporation Short Term Incentive Plan 2011 (incorporated by reference to Exhibit 10.33 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.30*+	Tesco Corporation Short Term Incentive Plan 2012 (incorporated by reference to Exhibit 10.32 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 2, 2012)

10.31+	Tesco Corporation Short Term Incentive Plan 2013

14	Tesco Corporation Code of Business Conduct and Ethics

21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Robert L. Kayl, Senior Vice President and Chief Financial Officer of Tesco Corporation

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

TESCO CORPORATION

By:	/S/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date:	March 5, 2013

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

Signature	Title	Date

/S/ JULIO M. QUINTANA	President and Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2013
Julio M. Quintana

/s/ ROBERT L. KAYL	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2013
Robert L. Kayl

/s/ NORMAN W. ROBERTSON	Chairman of the Board	March 5, 2013
Norman W. Robertson

/s/ JOHN U. CLARKE	Director	March 5, 2013
John U. Clarke

/s/ FRED J. DYMENT	Director	March 5, 2013
Fred J. Dyment

/s/ GARY L. KOTT	Director	March 5, 2013
Gary L. Kott

/s/ R. VANCE MILLIGAN	Director	March 5, 2013
R. Vance Milligan

/s/ JOHN T. REYNOLDS	Director	March 5, 2013
John T. Reynolds

/s/ MICHAEL W. SUTHERLIN	Director	March 5, 2013
Michael W. Sutherlin

/s/ CLIFTON T. WEATHERFORD	Director	March 5, 2013
Clifton T. Weatherford

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tesco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tesco Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP
Houston, Texas
March 5, 2013

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$22,014	$23,069
Accounts receivable trade, net of allowance for doubtful accounts of $2,878 and $2,491 as of December 31, 2012 and 2011, respectively	130,769	117,711
Inventories, net	124,506	111,769
Income taxes recoverable	4,228	3,020
Deferred income taxes	4,367	4,909
Prepaid and other assets	40,331	33,326
Total current assets	326,215	293,804
Property, plant and equipment, net	209,933	203,068
Goodwill	32,732	32,732
Deferred income taxes	11,792	12,416
Intangible and other assets, net	6,438	7,195
Total assets	$587,110	$549,215
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$119	$2,793
Accounts payable	43,603	57,443
Deferred revenue	10,650	25,924
Warranty reserves	3,719	3,103
Income taxes payable	6,894	2,336
Accrued and other current liabilities	41,572	34,069
Total current liabilities	106,557	125,668
Long term debt	142	3,832
Other liabilities	2,416	2,434
Deferred income taxes	8,487	4,474
Total liabilities	117,602	136,408
Commitments and contingencies (Note 14)
Shareholders’ equity
First preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2012 or 2011	—	—
Second preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2012 or 2011	—	—
Common shares; no par value; unlimited shares authorized; 38,928 and 38,569 shares issued and outstanding at December 31, 2012 and 2011, respectively	213,460	206,573
Retained earnings	220,547	170,733
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	469,508	412,807
Total liabilities and shareholders’ equity	$587,110	$549,215

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the years ended December 31,
	2012	2011	2010
Revenue
Products	$238,459	$211,313	$134,755
Services	314,680	301,656	243,910
	553,139	512,969	378,665
Operating expenses
Cost of sales and services
Products	175,851	155,168	97,161
Services	257,561	253,626	209,995
	433,412	408,794	307,156
Selling, general and administrative	44,828	49,146	47,117
Gain on sale of CASING DRILLING	(12,353)	—	—
Research and engineering	10,457	12,512	9,075
Total operating expenses	476,344	470,452	363,348
Operating income	76,795	42,517	15,317
Other expense
Interest expense	1,204	1,504	758
Interest income	(104)	(2,596)	(165)
Foreign exchange losses	3,083	2,523	1,043
Other income	(1,983)	(186)	(141)
Total other expense	2,200	1,245	1,495
Income before income taxes	74,595	41,272	13,822
Income tax provision	24,781	14,276	6,777
Net income	$49,814	$26,996	$7,045
Earnings per share:
Basic	$1.29	$0.71	$0.19
Diluted	$1.27	$0.69	$0.18
Weighted average number of shares:
Basic	38,688	38,211	37,835
Diluted	39,102	38,878	38,261

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
Balances at December 31, 2009	37,750	$189,966	$136,692	$35,501	$362,159
Net income	—	—	7,045	—	7,045
Issuance and exercises under stock plans	308	6,465	—	—	6,465
Balances at December 31, 2010	38,058	196,431	143,737	35,501	375,669
Net income	—	—	26,996	—	26,996
Issuance and exercises under stock plans	511	10,142	—	—	10,142
Balances at December 31, 2011	38,569	206,573	170,733	35,501	412,807
Net income	—	—	49,814	—	49,814
Issuance and exercises under stock plans	359	6,887	—	—	6,887
Balances at December 31, 2012	38,928	$213,460	$220,547	$35,501	$469,508

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Operating Activities
Net income	$49,814	$26,996	$7,045
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	42,989	38,461	36,128
Stock compensation expense	4,992	7,005	6,404
Bad debt expense (recovery)	1,574	1,763	(514)
Deferred income taxes	5,290	1,737	(1,806)
Amortization of financial items	279	182	136
Gain on sale of operating assets	(22,542)	(3,129)	(3,924)
Gain on insurance proceeds	—	—	(305)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(20,788)	(44,222)	(18,486)
Inventories	(23,466)	(52,541)	12,460
Prepaid and other current assets	(2,661)	(7,127)	(4,733)
Accounts payable and accrued liabilities	(20,724)	51,362	9,145
Income taxes payable (recoverable)	4,643	(2,417)	13,200
Other noncurrent assets and liabilities, net	(1,842)	1,190	99
Net cash provided by operating activities	17,558	19,260	54,849
Investing Activities
Additions to property, plant and equipment	(63,662)	(47,387)	(37,073)
Proceeds on sale of operating assets	10,401	6,853	10,359
Proceeds on sale of CASING DRILLINGTM, net of transaction costs	39,530	—	—
Acquisition of Premiere Casing Services, net of cash acquired	—	(16,001)	—
Other, net	(466)	(1,107)	950
Net cash used in investing activities	(14,197)	(57,642)	(25,764)
Financing Activities
Issuances of debt	35,400	10,000	—
Repayments of debt	(41,764)	(10,746)	(8,600)
Proceeds from exercise of stock options	1,369	1,594	188
Excess tax benefit associated with equity based compensation	579	—	—
Net cash provided by (used in) financing activities	(4,416)	848	(8,412)
Change in cash and cash equivalents	(1,055)	(37,534)	20,673
Net cash and cash equivalents, beginning of period	23,069	60,603	39,930
Net cash and cash equivalents, end of period	$22,014	$23,069	$60,603
Supplemental cash flow information
Cash payments for interest	$632	$352	$758
Cash payments for income taxes	16,628	15,513	13,762
Cash received for income tax refunds	1,222	511	19,206
Property, plant and equipment accrued in accounts payable	1,181	2,128	1,400

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

In January 2013, we received a favorable determination on a legacy withholding tax issue in a foreign jurisdiction. We have reversed $2.8 million of accruals previously made in 2006 for this matter ($1.8 million to other income and a $1.0 million reduction of interest expense). For a detailed discussion of this matter, see Note 14, Commitments and Contingencies.

A portion of our accounts receivable as of December 31, 2012 was denominated in Venezuelan Bolivar. On February 8, 2013, the Venezuela government announced that effective February 13, 2013 its currency would be devalued 32%. We expect this devaluation will have an impact of approximately $0.8 million on our results of operations for the upcoming quarterly period ended March 31, 2013.

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

Cash and cash equivalents

Cash equivalents are highly liquid, short-term investments with original maturities of less than three months, which are readily convertible to known amounts of cash.  At both December 31, 2012 and 2011, cash and cash equivalents consisted entirely of bank balances.

Allowance for doubtful accounts

We establish an allowance for doubtful accounts receivable based on customer bankruptcies or delinquencies and on the number of days outstanding.  Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine the balance will not be collected.

Inventories and inventory reserves

Inventories consist primarily of top drives and tubular services parts, spare parts, work in process and raw materials to support ongoing manufacturing operations and the installed base of specialized equipment used throughout the world.  We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory:

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

Property, plant, and equipment

Property, plant, and equipment are carried at cost.  Maintenance and repairs are expensed as incurred.  The costs of replacements, betterments, and renewals are capitalized.  When properties and equipment, other than top drive units in our rental fleet, are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on our consolidated statement of income.  When top drive units in our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services on our consolidated statement of income.

Property, plant, and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value and reported as an impairment charge in the period in which the determination of the impairment is made.  Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants.  Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, or the present value of expected future cash flows as previously described.

Depreciation and amortization of property, plant, and equipment, including intangible assets and capital leases, is computed on the following basis:

Asset Category	Description	Method	Life
Land, buildings, and leaseholds	Buildings Leasehold improvements	Straight-line Straight-line	20 years Lease term

Drilling equipment	Top drive rental units Tubular services equipment CASING DRILLING equipment Support equipment	Usage Straight-line Straight-line Straight-line	2,600 days 5 – 7 years 5 – 7 years 5 – 7 years

Manufacturing equipment		Straight-line	5 – 7 years

Office equipment and other	Computer hardware and software IT development costs Furniture and equipment Vehicles	Straight-line Straight-line Straight-line Straight-line	2 – 5 years 5 years 5 years 3 – 4 years

Goodwill and other intangible assets

Goodwill, resulting from business combinations, is initially recorded at acquisition-date fair value.  Goodwill is not amortized but is subject to an annual impairment test, which we perform in the fourth quarter of each year, or upon the occurrence of a triggering event.  An impairment loss is recognized when the fair value of our goodwill is less than the carrying amount of that goodwill. We perform our goodwill impairment tests at the reporting unit level using the discounted cash flow method.  All of our goodwill is assigned to our Tubular Services segment.  During the years ended December 31, 2012, 2011, and 2010, management concluded that goodwill was not impaired.

Intangible assets that have indefinite useful lives are not amortized but are subject to an annual impairment test or the occurrence of a triggering event.  Indefinite lived intangibles are considered impaired if the fair values of the intangible assets are lower than their net book values.  The fair value of intangible assets is determined based on quoted market prices in active markets, if available, or the discounted cash flow method or estimated replacement cost, if quoted market prices are not available.  We had no indefinite lived intangibles, other than goodwill, as of December 31, 2012 and 2011.

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

Top Drive rentals, Tubular Services, and CASING DRILLING - Revenue generated from specific time, materials and equipment contracts is based upon agreed daily, hourly or job rates and price, and recognized as amounts are earned in accordance with the contract terms.  Under these contracts, we may receive revenue and incur incremental costs directly related to the mobilization of equipment and personnel to the contracted site.  Revenue earned and costs incurred directly related to mobilization are deferred and recognized over the estimated contract service period on a straight-line basis, which is consistent with the general pace of activity, level of services being provided and day rates being earned over the service period of the contract.  Mobilization costs to relocate equipment when a contract does not exist are expensed as incurred.  Demobilization fees received are recognized, along with any related expenses, upon completion of contracts. Revenue generated from materials and equipment sales is recognized upon delivery in accordance with the contract terms.

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

 Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock and other stock-based awards to eligible directors, officers, employees and other persons.  We measure stock-based compensation cost for awards as of grant date, based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures.  For stock option grants, we use a Black-Scholes valuation model to determine the estimated fair value.  For restricted stock, the fair value is the average of the high and low price of our stock as traded on the NASDAQ Stock Market on the date of grant.

For equity-classified awards, we recognize compensation expense on a graded basis over the vesting period with estimated pre-vesting forfeitures being adjusted to actual forfeitures in the month of forfeiture and actual vestings in the month of vesting.  The graded basis of amortization accelerates the recognition of compensation expense, with generally 61% being recognized in the first year, 28% being recognized in the second year and 11% being recognized in the third year.  Compensation expense for our equity-classified awards is recorded as an increase to common shares.  Consideration received on the exercise of stock options is recorded as an increase to common shares.  For liability-classified awards, we recognize compensation expense based on the fair value of the award for the portion of the service period fulfilled at the end of each reporting period.  The liability is recorded in accrued and other current liabilities on our consolidated balance sheet with the corresponding increase or decrease to compensation expense.

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

Foreign currency translation

The U.S. dollar is the functional currency for all of our worldwide operations.  Our cumulative translation adjustment of $35.5 million included in accumulated comprehensive income was resulted from the translation of assets and liabilities of our Canadian operations, which used the Canadian dollar as the functional currency prior to January 1, 2010. This cumulative translation adjustment will be adjusted only in the event of a full or partial disposition of our investment in Canada.

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

Note 3—Sale of CASING DRILLING

On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING segment to the Schlumberger Group for a total cash consideration of approximately $45.0 million, pending a working capital purchase price adjustment expected to occur in the first half of 2013. At December 31, 2012, we have recognized a total pre-tax gain of approximately $12.4 million, net of transaction costs. The table below sets forth the details contributing to the gain on sale (in thousands):

Total cash consideration	$45,000
Fixed assets, net	(11,999)
Inventories, net	(10,729)
Accounts receivable, net	(8,326)
Transaction costs	(1,593)
Gain on sale of CASING DRILLING	$12,353

As of December 31, 2012, we have received $41.1 million of cash, with the remaining balance of $3.9 million to be released from escrow when certain terms and conditions are satisfied by us.

Note 4––Acquisitions

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

The useful life of the identifiable intangible assets acquired is seven years for customer relationships, three years for trade name, and five years for certain non-compete agreements. Useful lives for identifiable intangible assets were estimated at the time of the acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are consumed.

Goodwill from this acquisition is a result of the value of the entry into the Egyptian tubular services market and the expansion into the onshore and offshore markets throughout North Africa and the Middle East region as well as the value of Premiere's senior management team and workforce of 200 people, which has been integrated into our Dubai-based Middle East business unit.

Note 5––Details of certain accounts

At December 31, 2012 and 2011, prepaid and other current assets consisted of the following (in thousands):

	2012	2011
Prepaid taxes other than income	$9,645	$9,968
Prepaid insurance	4,893	5,136
Other prepaid expenses	4,730	4,247
Deposits	3,948	7,995
Restricted cash	6,953	2,609
Non-trade receivables	7,193	1,120
Deferred job costs	2,969	2,251
	$40,331	$33,326

At December 31, 2012 and 2011, accrued liabilities consisted of the following (in thousands):

	2012	2011
Accrued payroll and benefits	$15,520	$15,545
Accrual for foreign withholding tax claim	—	5,125
Accrued taxes other than income taxes	10,809	9,809
Other current liabilities	15,243	3,590
	$41,572	$34,069

Note 6—Inventories

At December 31, 2012 and 2011, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2012	2011
Raw materials	$68,347	$75,399
Work in progress	4,029	6,892
Finished goods	52,130	29,478
	$124,506	$111,769

We evaluated the carrying value of our global inventory by estimated part-by-part inventory turnover, and we projected sales estimates based on the current operating environment and the timing of forecasted economic recovery.  Based on our analysis, no charges were taken during 2012 and 2011 as the net realizable value of our consolidated inventory exceeded its carrying amount.

Reserves for excess and obsolete inventory included on our consolidated balance sheets at December 31, 2012 and 2011 were $1.3 million and $5.9 million, respectively.

Note 7—Property, plant, and equipment

At December 31, 2012 and 2011, property, plant, and equipment, by major category were as follows (in thousands):

	2012	2011
Land, buildings and leaseholds	$26,273	$24,588
Drilling equipment	317,450	312,344
Manufacturing equipment	10,110	6,910
Office equipment and other	31,086	27,621
Capital work in progress	13,509	10,814
	398,428	382,277
Less: Accumulated depreciation	(188,495)	(179,209)
	$209,933	$203,068

The net book value of used top drive rental equipment sold included in cost of sales and services on our consolidated statements of income was $3.7 million, $3.5 million and $3.6 million during the years ended December 31, 2012, 2011 and 2010, respectively.

We assumed capital leases with our acquisition of Premiere. During the year ended December 31, 2012 we paid off a significant amount of the outstanding balances related to Premiere's capital leases. At December 31, 2012 the outstanding balance of Premiere's capital leases was $0.3 million.

At December 31, 2012 and 2011, capital leases included in property, plant and equipment, at cost, by major category were as follows (in thousands):

	2012	2011
Land, buildings and leaseholds	$—	$2,168
Drilling equipment	—	3,543
Office equipment and other	598	713
	598	6,424
Less: Accumulated depreciation	(282)	(206)
	$316	$6,218

Depreciation and amortization expense is included on our consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of sales and services	$40,759	$36,490	$35,006
Selling, general & administrative expense	2,230	1,971	1,122
	$42,989	$38,461	$36,128

Note 8—Fair value of financial instruments

The carrying value of cash, restricted cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. We did not have any outstanding borrowings under our credit facility at December 31, 2012.

Note 9—Long term debt

Long term debt consists of the following (in thousands):

	December 31,
	2012	2011
Capital leases	$261	$5,567
Other notes payable	—	1,058
Current portion of long term debt	(119)	(2,793)
Non-current portion of long term debt	$142	$3,832

As part of our acquisition of Premiere in 2011, we assumed $7.4 million of outstanding debt at the acquisition date of October 16, 2011. At December 31, 2011 the balance of this debt was $5.6 million related to capital leases and $1.1 million related to notes payable. These balances represented all of our outstanding debt at December 31, 2011. During the year ended December 31, 2012 we paid off all of the outstanding balances related to Premiere's notes payable and a significant amount of the outstanding balances related to Premiere's capital leases. At December 31, 2012 the outstanding balance of Premiere's capital leases was $0.3 million.

We entered into a new credit agreement on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders, and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at December 31, 2012, we had no outstanding borrowings, $5.3 million in letters of credit outstanding within our credit facility, and $119.7 million in available borrowing capacity. We were in compliance with our bank covenants at December 31, 2012.

Note 10—Shareholders’ equity and stock-based compensation

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2012	2011	2010
Basic weighted average number of shares outstanding	38,688	38,211	37,835
Dilutive effect of stock compensation awards	414	667	426
Diluted weighted average number of shares outstanding	39,102	38,878	38,261
Anti-dilutive options excluded from calculation due to exercise prices	1,207	1,022	1,247

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock and other stock-based awards to eligible directors, officers, employees and other persons.  The maximum number of shares that may be issued under our incentive plan may not exceed 10% of the issued and outstanding shares of our common stock.  As of December 31, 2012, 3,892,803 shares of our common stock were authorized for grants of stock-based awards and 672,485 shares were available for future grants.

Stock options

We grant options to our employees at an exercise price that may not be less than the market price on the date of grant.  Stock options granted under our incentive plan have historically vested equally over a three year period and expired no later than seven years from the date of grant.  Our stock-based compensation plan allows for options to be denominated in Canadian dollars or U.S. dollars at our discretion.  Prior to our delisting from the Toronto Stock Exchange (“TSX”) in 2008, options grants were generally in Canadian dollars.  In conjunction with our delisting from the TSX, subsequent option grants have been in U.S. dollars and we plan to denominate all future grants in U.S. dollars.  The following is a summary of our stock option transactions for the year ended December 31, 2012:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Term	Aggregate Intrinsic Value
U.S. dollar denominated options				(in years)	(in thousands)
Outstanding at December 31, 2011	1,410,770		$12.76
Granted	559,200		$11.87
Exercised	(78,331)		$9.51
Forfeited	(26,105)		$12.76
Expired	(28,097)		$15.63
Outstanding at December 31, 2012	1,837,437		$12.58	4.67		$1,462
Vested at December 31, 2012 or expected to vest in the future	1,815,043		$12.59	4.64		$1,452
Exercisable at December 31, 2012	1,123,581		$12.74	3.66		$1,204
Canadian dollar denominated options
Outstanding at December 31, 2011	474,896	C$	22.64
Granted	—	C$	—
Exercised	(52,988)	C$	11.67
Forfeited	—	C$	—
Expired	(99,324)	C$	25.53
Outstanding at December 31, 2012	322,584	C$	23.56	0.79	C$	—
Vested at December 31, 2012 or expected to vest in the future	322,584	C$	23.56	0.79	C$	—
Exercisable at December 31, 2012	322,584	C$	23.56	0.79	C$	—

During 2012, 2011 and 2010, we recognized $1.9 million, $2.8 million and $2.4 million of pre-tax compensation expense for stock options, including forfeiture credits, and recorded $0.6 million, $0.9 million and $0.7 million of income tax benefits, respectively.  Total compensation cost related to nonvested option awards not yet recognized at December 31, 2012 was approximately $3.1 million, which is expected to be recognized over a weighted average period of 2.4 years.  Options exercised during the years ended December 31, 2012, 2011 and 2010 had a total intrinsic value of $0.3 million, $1.1 million and $0.1 million, respectively, generated $1.4 million, $1.6 million and $0.2 million of cash proceeds, respectively, and generated $0.1 million and $0.3 million of associated income tax benefit in 2012 and 2011, respectively.  Options exercised in 2010 did not generate any significant associated income tax benefit.

Fair Value Assumptions.  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model based on several assumptions.  These assumptions are based on management's best estimate at the time of grant.  For the years ended December 31, 2012, 2011 and 2010, the weighted average grant date fair value per share of options granted was $6.43, $7.78 and $6.70 per share, respectively.

Listed below is the weighted average of each assumption based on grants for years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average risk-free interest rate	0.62%	1.20%	1.30%
Expected dividend yield	—%	—%	—%
Expected life (years)	4.5	4.5	4.5
Weighted average expected volatility	69%	61%	60%
Weighted average expected forfeiture rate	2%	2%	6%

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees and grants to non-employees are  liability-classified awards.  Accordingly, the fair value of these awards is included in accrued and other current liabilities in our consolidated balance sheets as of December 31, 2012 and 2011, and the liability is adjusted to fair value at the end of each reporting period.  At December 31, 2012 and 2011, the fair value of these awards was approximately $0.0 million and $0.3 million, respectively.

Restricted Stock

We grant restricted stock units under our incentive plan, which generally vest equally in three annual installments from the date of grant and entitle the grantee to receive the value of one share of our common stock for each vested restricted stock unit.  A summary of our restricted stock transactions for the year ended December 31, 2012 is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
U.S. dollar denominated restricted stock units
Nonvested at December 31, 2011	363,079	$12.80
Granted	520,600	$11.79
Vested	(211,416)	$12.03
Forfeited	(60,183)	$13.56
Nonvested at December 31, 2012	612,080	$12.13

    During 2012, 2011, and 2010, we recognized $2.6 million, $4.2 million and $4.0 million of pre-tax compensation expense including forfeiture credits, respectively, on restricted stock units and recorded $0.8 million, $1.1 million and $1.0 million of income tax benefits, respectively.  Total compensation cost related to nonvested restricted stock units not yet recognized at December 31, 2012 was approximately $5.1 million, which is expected to be recognized over a weighted average period of 2.5 years.  The grant date fair value of our restricted stock granted during 2012, 2011 and 2010 was $6.1 million, $0.6 million and $4.9 million, respectively.

Performance Share Units

We grant performance stock units under our incentive plan, which vest in full after 3 years from the grant date and entitle the grantee to receive the value of one share of our common stock for each vested performance share unit, subject to adjustment based on a performance measure.  We have two types of performance share units; the first type is based on the annual performance of our stock price as compared to the stock price of a group of our peers, and the second type is based on meeting or exceeding a pre-determined annual operating income margin as set by our board of directors. The performance share unit performance objective multiplier can range from zero (when threshold performance is not met) to a maximum of 1.5 times the initial award.  Performance share units may be settled by delivery of our shares or the payment of cash based on the market value of our shares at the time of settlement, at our discretion.  A summary of our performance share units for the year ended December 31, 2012 is presented below:

	Number of Performance Share Units	Weighted- Average Fair Value at Reported Date
Nonvested at December 31, 2011	—	$—
Granted	300,400	$12.52
Vested	—	$—
Forfeited	(3,300)	$15.22
Expired	—	$—
Nonvested at December 31, 2012	297,100	$12.49

During 2012, we recognized $0.5 million of pre-tax compensation expense, including forfeiture credits, on restricted stock units and recorded $0.2 million of income tax benefits.  Total compensation cost related to nonvested restricted stock units not yet recognized at December 31, 2012 was approximately $3.2 million, which is expected to be recognized over a weighted average period of 1.5 years.  The grant date fair value of our performance share units granted during 2012 was $3.8 million. There were no performance share unit grants or compensation expense recorded in 2011 or 2010.

Note 11—Income taxes

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.  The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$49	$259
Accrued liabilities and reserves	945	1,709
United States:
Accrued liabilities and reserves	612	1,440
Other International:
Accrued liabilities and reserves	2,850	1,667
Current deferred tax assets	4,456	5,075
Less: Valuation allowance	(89)	(166)
Total current deferred tax assets	$4,367	$4,909
Non-current:
Canada:
Loss carryforwards	$—	$76
Tax credit carryforwards	1,836	1,792
Property, plant and equipment	8,920	11,651
United States:
Loss carryforwards	1,161	5,411
Tax credit carryforwards	64	618
Stock compensation	4,499	4,260
Other International:
Loss carryforwards	3,977	2,617
Accrued liabilities and reserves	—	138
Non-current deferred tax assets	20,457	26,563
Less: Valuation allowance	(4,221)	(3,117)
Total non-current deferred tax assets	$16,236	$23,446
Deferred tax liabilities:
Current:
Other International:
Accrued liabilities and reserves	(140)	—
Total current deferred tax liabilities	$(140)	$—
Non-current:
United States:
Property, plant and equipment	$(9,846)	$(11,940)
Intangibles	(1,791)	(1,233)
Other international:
Property, plant and equipment	(401)	(1,614)
Intangibles	(894)	(717)
Total non-current deferred tax liabilities	(12,932)	(15,504)
Net deferred tax assets	$7,531	$12,851

Deferred tax assets relating to tax benefits of employee stock-based compensation have been reduced to reflect stock options exercised and restricted stock that vested during the year. Some exercises and vestings result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in net operating tax carryforwards pursuant to accounting for stock compensation under GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Because the tax benefit did not reduce our current taxes payable in 2011 due to net operating loss carryforwards, $0.6 million of “windfall” tax benefit was not reflected in our 2011 deferred tax asset related to net operating losses. However, because we will utilize the prior year net operating loss carryforwards with windfall tax benefit in 2012, we are recognizing the additional "windfall" tax benefit of $0.6 million, as it will reduce taxes payable in the current year.

Since we are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2012 was 25%.  The combined rates in 2011 and 2010 were 26.5% and 28%, respectively.

Our income before income taxes consisted of the following (in thousands):

	December 31,
	2012	2011	2010
Canada	$27,362	$22,145	$13,028
United States	17,477	(3,512)	(15,629)
Other international	29,756	22,639	16,423
Income before taxes	$74,595	$41,272	$13,822

Our income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2012	2011	2010
Current:
Canada	$857	$617	$1,323
United States	2,842	(595)	153
Other international	15,792	12,517	7,107
Total current	19,491	12,539	8,583
Deferred:
Canada	3,456	3,264	2,428
United States	3,970	560	(6,092)
Other international	(2,136)	(2,087)	1,858
Total deferred	5,290	1,737	(1,806)
Income tax provision	$24,781	$14,276	$6,777

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory tax rate	25.0%	26.5%	28.0%
Effect of:
Tax rates applied to earnings not attributed to Canada	3.9	2.6	(10.2)
U.S. state taxes	(0.1)	0.7	2.1
Non-deductible and permanent items	2.7	4.8	10.3
Change in future tax rates	—	(0.1)	3.2
Change in valuation allowance	1.9	1.0	14.0
Research and development tax credits	(1.7)	(2.7)	(2.3)
Other	1.5	1.8	3.9
Effective tax rate	33.2%	34.6%	49.0%

During 2012, we utilized $11.2 million of non-capital loss carryforwards in Canada.  At December 31, 2012, we had $0.3 million of Canadian loss carryforwards remaining which do not expire until 2027.  These losses can be carried forward and applied to reduce future taxable income. Based on our recent history of generating taxable income to utilize our loss carryforwards, expected future income and potential tax planning strategies, we expect to fully utilize these loss carryforwards.  Therefore, there is no valuation allowance offsetting the deferred tax asset for these losses.

Certain of our U.S. and foreign subsidiaries file separate tax returns and have incurred losses in those respective jurisdictions.  At December 31, 2012 we had a deferred tax asset related to the 2012 U.S. loss carryforward of $1.2 million.  No valuation allowance has been established on the U.S. losses, as the future reversals of existing taxable temporary differences in the U.S. will generate enough taxable income to realize the tax benefit of those losses.

At December 31, 2012 we had a deferred tax asset related to foreign loss carryforwards of $4.0 million.  Due to insufficient earnings history in the jurisdictions where such losses were generated, we do not expect to fully utilize these foreign losses.  Therefore, a partial valuation allowance has been established against the related deferred tax asset. The valuation allowance at December 31, 2012 was $3.3 million.

At December 31, 2012 we had a deferred tax asset related to foreign tax credits of $1.1 million.  These foreign tax credits are fully offset by a valuation allowance of $1.1 million, for a net deferred tax asset related to foreign tax credits of zero.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.  It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2011, we had an accrual for uncertain tax positions of $1.4 million. During 2012, we reversed $0.1 million due to legal settlements, accrued an additional $1.5 million related to uncertain tax positions in a foreign jurisdiction, and reversed $0.6 million due to a decrease in tax positions for prior years, leaving a balance of $2.2 million at December 31, 2012.  The accrual for uncertain tax positions is included in other liabilities in our consolidated balance sheet as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2012	2011	2010
Balance, beginning of year	$1,356	$1,582	$1,582
Decreases in tax positions for prior years	(568)	—	—
Increase in tax positions for prior years	1,531	—	—
Legal settlements	(115)	—	—
Lapse in statute of limitations	—	(226)	—
Balance, end of year	$2,204	$1,356	$1,582

Interest related to uncertain tax positions is recognized in interest expense on our consolidated balance sheets, and penalties related to uncertain tax positions are recognized in other expense on our consolidated statements of income. At December 31, 2011, we had accrued $0.1 million for the potential payment of interest and penalties on uncertain tax positions. During 2012, we reversed $0.1 million of accrued interest and penalties due to a decrease in tax positions for prior years, and accrued an additional $0.5 million for interest and penalties related to uncertain tax positions in a foreign jurisdiction, leaving a balance of $0.5 million at December 31, 2012 for the potential payment of interest and penalties on uncertain tax positions.

We are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2004.  We are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2009.

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

Note 12—Goodwill and other intangible assets

Goodwill

We perform an impairment test for goodwill annually in the fourth quarter of each year or earlier if indicators of potential impairment exist.  We concluded our goodwill was not impaired as of December 31, 2012 and 2011.  We had no impairment charges related to goodwill during the years ended December 31, 2012, 2011 and 2010.

The change in the carrying amount of goodwill is as follows (in thousands):

	December 31,
	2012	2011
Gross balance, beginning of year	$32,732	$29,394
Additions to goodwill	—	3,338
Gross balance, end of year	$32,732	$32,732

Other intangible assets

The estimated useful life, carrying amount and accumulated amortization of our intangible assets at December 31, 2012 and 2011 were as follows (in thousands):

		2012		2011
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Customer relationships	5 - 7 years	$5,850	$(2,513)	$5,850	$(1,677)
Patents	10 - 14 years	2,522	(1,346)	2,522	(1,154)
Non-compete agreements	5 years	2,010	(1,919)	2,010	(1,675)
Other		714	(270)	1,218	(123)
		$11,096	$(6,048)	$11,600	$(4,629)

Amortization expense related to our intangible assets for the years ended December 31, 2012, 2011 and 2010, was $1.5 million, $1.3 million and $1.2 million, respectively, and is included in cost of sales and services in our consolidated statements of income.  Future estimated amortization expense related to our intangible assets for the next five years is expected to be as follows (in thousands):

Years ending December 31,	Amortization expense
2013	$1,271
2014	1,077
2015	697
2016	678
2017	626

We did not recognize any impairment losses on our intangible assets during the years ended December 31, 2012, 2011 or 2010.

Note 13—Warranties

Changes in our warranty accrual for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Balance, beginning of year	$3,103	$1,698
Charged to expense, net	4,121	1,805
Deductions	(3,505)	(400)
Balance, end of year	$3,719	$3,103

Note 14—Commitments and contingencies

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

•
Non-exclusive irrevocable worldwide and royalty free cross licenses with respect to all the patents asserted by Weatherford in the Marshall Case and by us in the Houston Case, as well as certain other U.S. and foreign equivalents and counterparts; and

•
Weatherford has agreed to purchase for 5 years 67% of its worldwide top drive requirements from us, as long as we can meet production requirements, and to designate us as a preferred provider of after-market sales and service for top drives.  The prices we charge Weatherford will be equal to or lower than the prices we charge to any other customer of similar volume of purchases and/or services.

We entered into a Final Settlement and License Agreement (the "Settlement Agreement") with Weatherford on January 11, 2011, effective as of October 26, 2010.  As an additional condition of the Settlement Agreement, neither we nor Weatherford will pursue any cause of action that might adversely affect the validity or enforceability of each other's patents as listed in the exhibits to the Settlement Agreement, including any causes of action that may arise from the requests for review (“patent re-examinations”) we and Weatherford filed with the USPTO. However, the patent re-examinations already initiated continue with only the respective patent owner corresponding with the USPTO. Ongoing re-examination procedures include the patents owned by us and asserted in the Houston Suit. An oral hearing with the Board of Patent Appeals and Interferences (“BPAI”) at the USPTO occurred August 1, 2012. On November 27, 2012, the BPAI issued a decision in which all of the claims asserted in the Houston Suit were found to be valid in view of the prior art of record in the re-examination proceedings.

On November 11, 2010, we won a jury verdict against National Oilwell Varco, L.P. ("NOV"), Frank's Casing Crew and Rental Tools, Inc. ("Frank's") and Offshore Energy Services, Inc. ("OES") for infringing our U.S. Patent Nos. 7,140,443 and 7,377,324.  In that verdict, the jury found that NOV's accused product, the CRT 350, infringes all valid patent claims in the asserted patents, and that NOV contributorily infringed all valid patent claims in the asserted patents.  The jury also found that Frank's accused products, the (i) SuperTAWG, (ii) FA-1, and (iii) CRT 350, and OES's accused products, the CRT 350, infringe all valid patent claims in the asserted patents.  Damages were stipulated by the parties and the verdict is subject to entry of judgment and appeal.

On December 6, 2012, the District Court ruled on summary judgment that all of the asserted patent claims were obvious in view of prior art based on pre-trial evidence. This ruling overturns the favorable jury verdict. We filed a Notice of Appeal on December 21, 2012 seeking to reverse the District Court's ruling.

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

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagreed with this claim and litigated this matter.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continued to accrue interest for this matter. In April 2012, we received final determination for the 2000 and 2002 tax years and have reversed $1.9 million of the accrual ($1.3 million to other income and a $0.6 million reduction of interest expense). In January 2013, we received final determination for the portion of the claim related to this accrual and have reversed $2.8 million of the accrual ($1.8 million to other income and a $1.0 million reduction of interest expense). At December 31, 2012, we have no accrual remaining for this claim.

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

Other contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At December 31, 2012 and 2011, our total exposure under outstanding letters of credit was $8.7 million and $12.8 million, respectively.

Commitments

We have operating lease commitments expiring at various dates, principally for administrative offices, operation facilities and equipment.  Rental expense for all operating leases was $5.2 million, $5.5 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2012 are as follows (in thousands):

Years ending December 31,	Minimum lease commitments
2013	$4,073
2014	1,720
2015	1,159
2016	798
2017	497
Thereafter	867

As of December 31, 2012, we had $34.9 million in manufacturing purchase commitments for executed purchase orders that were submitted to respective vendors.

Note 15—Segment information

Business segments

Prior to the sale of the CASING DRILLING business during the second quarter of 2012, our four business segments were: Top Drive, Tubular Services, CASING DRILLING, and Research and Engineering. On June 4, 2012, we completed the sale of substantially all of the assets of the CASING DRILLING segment, which consisted of the proprietary CASING DRILLING™ technology. Our Top Drive segment is comprised of top drive sales, top drive rentals, and after-market sales and service.  Our Tubular Services segment includes both our automated and conventional tubular services.  Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development, as well as the CASING DRILLING technology prior to the sale.

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

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.  Prior to the sale of the CASING DRILLING business during the second quarter of 2012, we did not track or measure property, plant and equipment by business segment and, as such, this information is not presented for property, plant, and equipment balances at December 31, 2011.

Significant financial information relating to these segments is as follows (in thousands):

	Year Ended December 31, 2012
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$357,842	$182,404	$12,893	$—	$—	$553,139
Depreciation and amortization	11,289	26,043	1,479	89	4,089	42,989
Operating income (loss)	87,716	21,708	8,191	(10,457)	(30,363)	76,795
Other expense						(2,200)
Income before income taxes						$74,595

	Year Ended December 31, 2011
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$344,698	$151,124	$17,147	$—	$—	$512,969
Depreciation and amortization	11,086	18,741	4,697	32	3,905	38,461
Operating income (loss)	88,799	16,680	(12,392)	(12,512)	(38,058)	42,517
Other expense						(1,245)
Income before income taxes						$41,272

	Year Ended December 31, 2010
	Top Drive	Tubular Services	CASING DRILLING	Research & Engineering	Corporate and Other	Total
Revenue	$243,933	$121,884	$12,848	$—	$—	$378,665
Depreciation and amortization	11,011	17,747	4,339	32	2,999	36,128
Operating income (loss)	62,818	8,228	(11,594)	(9,075)	(35,060)	15,317
Other expense						(1,495)
Income before income taxes						$13,822

Geographic areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is completed and title transfers.  Our revenue by geographic area for the past three fiscal years was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
United States	$149,620	$144,319	$130,595
Canada	182,014	177,065	98,709
South America	58,640	53,395	35,701
Asia Pacific	50,727	40,591	31,011
Mexico	45,174	40,448	32,407
Russia (1)	35,020	27,708	27,283
Europe, Africa and Middle East	31,944	29,443	22,959
Total	$553,139	$512,969	$378,665

(1) Prior period geographic information has been adjusted for revenues earned in Russia, which was previously grouped with Europe.

Our physical location of our net property, plant and equipment by geographic area as of December 31, 2012 and 2011 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2012
United States	$18,731	$16,975	$13,316	$49,022
Mexico	34,431	8,611	368	43,410
South America	9,146	9,703	248	19,097
Asia Pacific	7,902	20,619	69	28,590
Russia	18,005	2,128	29	20,162
Europe, Africa and Middle East	3,716	28,918	4,955	37,589
Canada	8,122	3,677	264	12,063
Total	$100,053	$90,631	$19,249	$209,933

December 31, 2011
United States	$56,758
Mexico	35,473
South America	22,943
Asia Pacific	22,414
Russia	20,236
Europe, Africa and Middle East	30,544
Canada	14,700
Total	$203,068

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

In Mexico, the majority of our account receivables, amounting to $15.2 million at December 31, 2012, are principally from one customer. For the years ended December 31, 2012, 2011 and 2010, no single customer represented more than 10% of our consolidated revenue.

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

Supplementary Data

Selected quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data for 2012 and 2011 (in thousands, except for per share amounts):

	For the 2012 quarterly period ended
	March 31(1)	June 30(2)	September 30	December 31
Revenue	$152,421	$136,673	$126,419	$137,626
Operating income	19,021	24,624	16,180	16,969
Net income	14,419	13,106	8,956	13,333
Earnings per share:
Basic	$0.37	$0.34	$0.23	$0.34
Diluted	$0.37	$0.34	$0.23	$0.34

	For the 2011 quarterly period ended
	March 31	June 30	September 30	December 31(3)
Revenue	$105,622	$117,278	$126,989	$163,080
Operating income	7,516	8,855	8,426	17,720
Net income	4,317	7,389	3,828	11,462
Earnings per share:
Basic	$0.11	$0.19	$0.10	$0.30
Diluted	$0.11	$0.19	$0.10	$0.29

(1) Our results for the quarterly period ended March 31, 2012 included a $3.9 million charge to increase our warranty provisions specifically associated with the gear box housing issue for our new ESI model.

(2) Our results for the quarterly period ended June 30, 2012 included a $13.3 million pre-tax gain on the sale of the CASING DRILLING business.

(3) Our results for the quarterly period ended December 31, 2011 included a $1.3 million charge to increase our allowance for uncollectible accounts.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011, and 2010

	Balance at beginning of year	Charged to cost and expenses (b)	Charged to other accounts (a)	Deductions (c)	Balance at end of year
	(in thousands)
2012
Allowance for uncollectible accounts	$2,491	$2,506	$—	$(2,119)	$2,878
Inventory reserves	5,925	—	—	(4,641)	1,284
Warranty reserves	3,103	4,121	—	(3,505)	3,719
Deferred tax asset valuation allowance	3,283	1,595	—	(568)	4,310
2011
Allowance for uncollectible accounts	$865	$1,763	$—	$(137)	$2,491
Inventory reserves	5,925	—	—	—	5,925
Warranty reserves	1,698	1,805	—	(400)	3,103
Allowance for uncollectible deposits (d)	3,385	—	—	(3,385)	—
Deferred tax asset valuation allowance	3,003	280	—	—	3,283
2010
Allowance for uncollectible accounts	$1,539	$(531)	$2	$(145)	$865
Inventory reserves	6,181	—	—	(256)	5,925
Warranty reserves	2,251	381	—	(934)	1,698
Allowance for uncollectible deposits (d)	3,385	—	—	—	3,385
Deferred tax asset valuation allowance	1,788	1,937	—	(722)	3,003

(a)	Represents currency translation adjustments and reclasses.

(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty reserve estimates.

(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty services to customers.

(d)	Relates to interest earned but unpaid on deposits held by Mexican tax authorities which were settled in 2011.