Form 10-Q
period 2013-03-31
TESCO CORP
filed 2013-05-06
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of April 30, 2013:   38,948,932

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects, strategies, and regulatory developments.  Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.  The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date they were issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

Please see Part I, Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report on Form 10-K”) and Part II, Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding our exposure to risks.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such factors, nor to assess the impact such factors might have on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$25,176	$22,014
Accounts receivable trade, net of allowance for doubtful accounts of $3,864 and $2,878 as of March 31, 2013 and December 31, 2012, respectively	124,718	130,769
Inventories, net	126,072	124,506
Income taxes recoverable	5,621	4,228
Deferred income taxes	4,343	4,367
Prepaid and other current assets	43,964	40,331
Total current assets	329,894	326,215
Property, plant and equipment, net	208,580	209,933
Goodwill	32,732	32,732
Deferred income taxes	11,675	11,792
Intangible and other assets, net	6,046	6,438
Total assets	$588,927	$587,110
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$100	$119
Accounts payable	37,477	43,603
Deferred revenue	10,882	10,650
Warranty reserves	3,569	3,719
Income taxes payable	5,405	6,894
Accrued and other current liabilities	40,884	41,572
Total current liabilities	98,317	106,557
Long term debt	103	142
Other liabilities	2,402	2,416
Deferred income taxes	8,034	8,487
Total liabilities	108,856	117,602
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,949 and 38,928 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	215,187	213,460
Retained earnings	229,383	220,547
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	480,071	469,508
Total liabilities and shareholders’ equity	$588,927	$587,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2013	2012
Revenue
Products	$48,592	$68,941
Services	78,503	83,480
	127,095	152,421
Operating expenses
Cost of sales and services
Products	38,188	52,310
Services	63,883	67,485
	102,071	119,795
Selling, general and administrative	12,747	11,063
Gain on sale of Casing Drilling	(1,484)	—
Research and engineering	2,029	2,542
Total operating expenses	115,363	133,400
Operating income	11,732	19,021
Other expense (income)
Interest expense	(470)	(358)
Interest income	(23)	(31)
Foreign exchange loss	429	280
Other expense (income)	(827)	(1,332)
Total other expense	(891)	(1,441)
Income before income taxes	12,623	20,462
Income tax provision	3,787	6,043
Net income	$8,836	$14,419
Earnings per share:
Basic	$0.23	$0.37
Diluted	$0.22	$0.37
Weighted average number of shares:
Basic	38,932	38,583
Diluted	39,430	39,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$8,836	$14,419
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,029	10,780
Stock compensation expense	1,650	727
Bad debt expense	1,070	369
Deferred income taxes	(314)	2,659
Amortization of financial items	76	46
Gain on sale of operating assets	(3,071)	(5,310)
Changes in operating assets and liabilities:
Accounts receivable trade, net	4,992	(9,225)
Inventories	(1,676)	(16,017)
Prepaid and other current assets	(3,186)	2,722
Accounts payable and accrued liabilities	(6,453)	(9,167)
Income taxes recoverable	(2,882)	(266)
Other noncurrent assets and liabilities, net	(1,067)	260
Net cash provided by (used for) operating activities	8,004	(8,003)
Investing Activities
Additions to property, plant and equipment	(9,010)	(17,866)
Proceeds on sale of operating assets	1,859	820
Proceeds on sale of Casing Drilling, net of transaction costs	2,208	—
Other, net	38	73
Net cash used for investing activities	(4,905)	(16,973)
Financing Activities
Issuances of debt	—	26,000
Repayments of debt	(58)	(6,325)
Proceeds from exercise of stock options	121	123
Net cash provided by financing activities	63	19,798
Change in cash and cash equivalents	3,162	(5,178)
Net cash and cash equivalents, beginning of period	22,014	23,069
Net cash and cash equivalents, end of period	$25,176	$17,891
Supplemental cash flow information
Cash payments for interest	$121	$88
Cash payments for income taxes	7,567	3,620
Cash received for income tax refunds	374	385
Property, plant and equipment accrued in accounts payable	861	967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the three months ended March 31, 2013
Balances at January 1, 2013	38,928	$213,460	$220,547	$35,501	$469,508
Net income	—	—	8,836	—	8,836
Stock compensation related activity	21	1,727	—	—	1,727
Balances at March 31, 2013	38,949	$215,187	$229,383	$35,501	$480,071

For the three months ended March 31, 2012
Balances at January 1, 2012	38,569	$206,573	$170,733	$35,501	$412,807
Net income	—	—	14,419	—	14,419
Stock compensation related activity	27	884	—	—	884
Balances at March 31, 2012	38,596	$207,457	$185,152	$35,501	$428,110

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of March 31, 2013 and for the quarters ended March 31, 2013 and 2012 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2012 from the audited consolidated balance sheet filed in our 2012 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Fair Value of Financial Instruments

At March 31, 2013, the carrying amount of cash and cash equivalents, accounts receivable trade, restricted cash, non-trade receivables, accounts payable, and accrued liabilities approximated their fair value due to their short maturities. At March 31, 2013, the carrying amount of our long term debt approximated its fair value.  The fair value of our long term debt is determined using observable inputs and is based on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours (Level 2).

Subsequent Events

We conducted our subsequent events review through the date on which these unaudited condensed consolidated financial statements were filed with the SEC.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies, as described in the notes to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K.

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

Note 3—Sale of Casing Drilling

On June 4, 2012, the Company completed the sale of substantially all of the assets of the Casing Drilling segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group") for a total cash consideration of approximately $46.6 million, including a working capital purchase price adjustment. During the three months ended March 31, 2013, the Company recognized a pre-tax gain of approximately $1.5 million primarily from the working capital purchase price adjustment, in addition to the $12.3 million pre-tax gain recognized in 2012, which increased the total pre-tax gain from the sale to $13.8 million, net of transaction costs. The table below sets forth the details contributing to the gain on sale (in thousands):

Total cash consideration	$46,624
Fixed assets, net	(11,999)
Inventories, net	(10,839)
Accounts receivable, net	(8,316)
Transaction costs	(1,633)
Gain on sale of Casing Drilling	$13,837

At March 31, 2013, the Company had a remaining balance of $3.9 million related to the sale, which will be released from an escrow account when certain terms and conditions are satisfied by the Company.

Note 4—Details of Certain Accounts

At March 31, 2013 and December 31, 2012, prepaid and other current assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Prepaid taxes other than income taxes	$12,177	$9,645
Deposits	5,030	3,948
Prepaid insurance	3,617	4,893
Other prepaid expenses	4,153	4,730
Restricted cash	6,915	6,953
Deferred job costs	3,176	2,969
Non-trade receivables	8,896	7,193
	$43,964	$40,331

At March 31, 2013 and December 31, 2012, accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and benefits	$13,513	$15,520
Accrued taxes other than income taxes	11,373	10,809
Other current liabilities	15,998	15,243
	$40,884	$41,572

Note 5—Inventories

At March 31, 2013 and December 31, 2012, inventories, net of reserves for excess and obsolete inventories of $1.3 million and $1.3 million, respectively, by major classification were as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$64,176	$68,347
Work in progress	10,543	4,029
Finished goods	51,353	52,130
	$126,072	$124,506

Note 6—Property, plant and equipment

At March 31, 2013 and December 31, 2012, property, plant, and equipment, at cost, by major category were as follows (in thousands):

	March 31, 2013	December 31, 2012
Land, buildings and leaseholds	$26,345	$26,273
Drilling equipment	323,713	317,450
Manufacturing equipment	10,674	10,110
Office equipment and other	31,370	31,086
Capital work in progress	10,192	13,509
	402,294	398,428
Less: Accumulated depreciation	(193,714)	(188,495)
	$208,580	$209,933

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $0.1 million for the three months ended March 31, 2013. Two used top drives were sold from our rental fleet during the three months ended March 31, 2013.

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of sales and services	$9,396	$10,265
Selling, general and administrative expense	633	515
	$10,029	$10,780

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

Note 7—Warranties

Changes in our warranty accrual for the three months ended March 31, 2013 were as follows (in thousands):

March 31, 2013
Balance as of January 1, 2013	$3,719
Charged to expense, net	1,325
Deductions	(1,475)
Balance as of March 31, 2013	$3,569

Note 8—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2013	2012
Basic weighted average number of shares outstanding	38,932	38,583
Dilutive effect of stock-based compensation	498	483
Diluted weighted average number of shares outstanding	39,430	39,066
Anti-dilutive options excluded from calculation due to exercise prices	1,430	654

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Current tax provision	$4,101	$3,384
Deferred tax provision	(314)	2,659
Income tax provision	$3,787	$6,043

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 30% for the three months ended March 31, 2013 and the same period in 2012.

At December 31, 2012, we had an accrual for uncertain tax positions of $2.2 million.  There was no change to this accrual during the first quarter of 2013, leaving a balance of $2.2 million at March 31, 2013. The accrual for uncertain tax positions is included in accrued and other current liabilities or other liabilities in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At March 31, 2013, $1.0 million is included in accrued and other current liabilities, and $1.2 million is included in other liabilities.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

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

Note 10—Long term debt

Long term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Capital leases	203	261
Current portion of long term debt	(100)	(119)
Non-current portion of long term debt	$103	$142

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt at the acquisition date of October 16, 2011. During 2012, we paid off a significant amount of the outstanding balances related to Premiere's capital leases and all of the balances related to the notes payable. At March 31, 2013 the outstanding balance of Premiere's capital leases was $0.2 million.

At March 31, 2013, we had a credit agreement which was entered into on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders, and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at March 31, 2013, we had no outstanding borrowings, $4.7 million in letters of credit outstanding and $120.3 million in available borrowing capacity. We were in compliance with our bank covenants at March 31, 2013.

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

VARCO Litigation: Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents.  Varco seeks monetary damages and an injunction against further infringement.  We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question.  In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff.  We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based.  The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination.  In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that we had contested.  Varco has appealed this decision with the USPTO and that reexamination appeal is pending. The outcome and amount of any future financial impacts from this litigation are indeterminable at this time.

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

On December 6, 2012, the District Court ruled on summary judgment that all of the asserted patent claims were obvious in view of prior art based on pre-trial evidence. This ruling overturns the favorable jury verdict. We filed a Notice of Appeal on December 21, 2012 seeking to reverse the District Court's ruling. At a procedural hearing on April 2, 2013, the District Court informed the parties that it did not intend for the December 6th Order to be final.  The District Court sent a letter to the Court of Appeals for the Federal Circuit on April 12, 2013 to confirm the District Court has jurisdiction “to proceed to set a schedule on discovery, briefing, and a bench trial on inequitable conduct.”

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

In July 2006, we received a claim for withholding tax, penalties and interest related to payments over the periods from 2000 to 2004 in a foreign jurisdiction.  We disagreed with this claim and litigated this matter.  During 2006, we accrued an estimated pre-tax exposure of $3.8 million and continued to accrue interest for this matter. In April 2012, we received final determination for the 2000 and 2002 tax years and have reversed $1.9 million of the accrual ($1.3 million to other income and a $0.6 million reduction of interest expense). In January 2013, we received final determination for the portion of the claim related to this accrual and have reversed $2.8 million of the accrual ($1.8 million to other income and a $1.0 million reduction of interest expense). At March 31, 2013, we have no accrual remaining for this claim.

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

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At March 31, 2013 and December 31, 2012, our total exposure under outstanding letters of credit was $8.1 million and $8.7 million, respectively.

Note 12—Segment Information

Business Segments

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our four business segments were: Top Drive, Tubular Services, Casing Drilling, and Research and Engineering. On June 4, 2012, the Company completed the sale of substantially all of the assets of the Casing Drilling segment, which consisted of the proprietary Casing Drilling technology. Our Top Drive segment is comprised of top drive sales, top drive rentals, and after-market sales and service.  Our Tubular Services segment includes both our proprietary and conventional tubular services.  Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale.

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

Certain sales and marketing activities, financing activities, corporate general and administrative expenses, other (income) expense, and income taxes are not allocated to our business segments.

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended March 31, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$75,569	$51,095	$431	$—	$—	$127,095
Depreciation and amortization	2,807	6,109	—	24	1,089	10,029
Operating income (loss)	14,959	7,427	1,877	(2,029)	(10,502)	11,732
Other expense						(891)
Income before income taxes						$12,623

	Three Months Ended March 31, 2012
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$101,816	$43,471	$7,134	$—	$—	$152,421
Depreciation and amortization	2,913	5,818	1,083	20	946	10,780
Operating income (loss)	24,893	4,942	(853)	(2,542)	(7,419)	19,021
Other expense						(1,441)
Income before income taxes						$20,462

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is complete and title transfers.  Our revenue by geographic area for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Canada	$38,601	$56,534
United States	33,783	38,423
South America	15,153	15,081
Mexico	12,399	12,116
Asia Pacific	12,564	11,138
Europe, Africa and Middle East	10,000	7,773
Russia	4,595	11,356
Total	$127,095	$152,421

The physical location of our net property, plant and equipment by geographic area as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	March 31, 2013
United States	$19,882	$16,446	$14,415	$50,743
Mexico	34,057	7,911	163	42,131
South America	9,161	8,822	841	18,824
Asia Pacific	7,786	20,474	148	28,408
Russia	18,643	696	28	19,367
Europe, Africa and Middle East	4,492	27,415	4,839	36,746
Canada	7,281	3,549	1,531	12,361
Total	$101,302	$85,313	$21,965	$208,580

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2012
United States	$18,731	$16,975	$13,316	$49,022
Mexico	34,431	8,611	368	43,410
South America	9,146	9,703	248	19,097
Asia Pacific	7,902	20,619	69	28,590
Russia	18,005	2,128	29	20,162
Europe, Africa and Middle East	3,716	28,918	4,955	37,589
Canada	8,122	3,677	264	12,063
Total	$100,053	$90,631	$19,249	$209,933

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements.  Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” in Part II, Item IA below and in our 2012 Annual Report on Form 10-K, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview and Outlook

We are a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our business segments were:

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

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of Casing Drilling in this Quarterly Report on Form 10-Q.

Business Environment

One of the key indicators of our business is the number of active drilling rigs.  During the first quarter of 2013, North America continued to experience a downturn in rig activity. Europe has been experiencing uncertainty since 2012 over the outcome of the European Union's ("EU") financial support programs for EU member states experiencing financial troubles. The financial troubles of EU member states have created uncertainty and make any projection in Europe difficult. Additionally, certain countries in Latin America experienced a decline in rig activity due to various geopolitical and economic reasons. Current global macro economic conditions make any projections difficult. Below is a table that shows average rig count by region for the three months ended March 31, 2013 and 2012.

	Three Months Average Rig Count(1)		Increase / (Decrease)
	March 31,
	2013	2012	2012 to 2013
U.S.	1,758	1,991	(233)	(12)%
Canada	536	592	(56)	(9)%
Latin America (includes Mexico)	426	432	(6)	(1)%
Middle East (excludes Iran, Iraq and Sudan)	355	311	44	14%
Asia Pacific (excludes China onshore)	245	250	(5)	(2)%
Europe (excludes Russia)	134	112	22	20%
Africa	114	83	31	37%
Worldwide	3,568	3,771	(203)	(5)%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Quarter Ended March 31, 2013 and Operational Performance

During the first quarter of 2013, our Top Drive segment had 24 top drive units sold compared to 39 during the same period in 2012.  Our Tubular Services segment revenue and operating income improved significantly in the first quarter of 2013 as compared to the first quarter of 2012. Our automated tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.

 Outlook for 2013

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued slow recovery during the remainder of 2013. Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity for the remainder of 2013, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and the size of our product sale backlog, we expect our top drive order rate and rental activity to remain steady for the remainder of 2013. In North America, we continue to experience downward pressure in bidding activity.  Our Top Drive sales backlog was 20 units at March 31, 2013, compared to 57 units at March 31, 2012 and 28 units at December 31, 2012.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings.  We expect our international top drive sales and rental activity and after-market sales and services to hold steady for the remainder of 2013.

•
Tubular Services - We expect our CDS™ automated and conventional casing running business to strengthen in our international markets for the remainder of 2013.  We will continue to expand our automated casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase for the remainder of 2013, which should increase demand for our MCLRS proprietary services.

Operating Results

Below is a summary of our operating results for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2012 to 2013
Segment revenue
Top Drive	75,569	101,816	(26,247)	(26)%
Tubular Services	51,095	43,471	7,624	18%
Casing Drilling	431	7,134	(6,703)	(94)%
Consolidated revenue	127,095	152,421	(25,326)	(17)%
Segment operating income (loss)
Top Drive	14,959	24,893	(9,934)	(40)%
Tubular Services	7,427	4,942	2,485	50%
Casing Drilling	1,877	(853)	2,730	320%
Research & engineering	(2,029)	(2,542)	513	20%
Corporate and other	(10,502)	(7,419)	(3,083)	(42)%
Consolidated operating income	11,732	19,021	(7,289)	(38)%
Other expense (income)	(891)	(1,441)	550	38%
Income tax provision	3,787	6,043	(2,256)	(37)%
Net income	8,836	14,419	(5,583)	(39)%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  Below is a summary of our Top Drive operating results and metrics for the three months ended March 31, 2013 and 2012 (in thousands, except percentages, units, days, and rate):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2012 to 2013
Top Drive revenue
Sales	$32,768	$50,400	$(17,632)	(35)%
Rental services	29,736	34,646	(4,910)	(14)%
After-market sales and services	13,065	16,770	(3,705)	(22)%
	$75,569	$101,816	$(26,247)	(26)%
Top Drive operating income	$14,959	$24,893	$(9,934)	(40)%
Number of top drive sales:
New	22	35	(13)	(37)%
Used or consignment	2	4	(2)	(50)%
	24	39	(15)	(38)%
End of period number of top drives in rental fleet:	136	130	6	5%
Rental operating days(a)	5,827	6,987	(1,160)	(17)%
Average daily operating rate	$5,103	$4,959	$144	3%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by oil and natural gas drilling activity and new rig build activity. The average active rig count decreased by 5% in the first quarter of 2013 from the same period in 2012.

Top Drive sales revenue — The decrease in revenue for the three months ended March 31, 2013 compared to the same period in 2012 was due to fewer units sold as a result of decreased demand, both domestically and internationally.

The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units was $1.7 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively.

Top Drive rental revenue — The decrease in revenue for the three months ended March 31, 2013 compared to the same period in 2012 was due to decreased operating days as a result of lower rig count in North America.

Top Drive after-market sales and services revenue — The decrease in revenue for the three months ended March 31, 2013 as compared to the same period in 2012 was due to decreased demand in North America.

Top Drive operating income — The decrease in operating income for the three months ended March 31, 2013 as compared to the same period in 2012 was due to decreases in sales, rental and after-market sales and services revenue discussed above. During the first quarter of 2012, our quality control processes found casting anomalies in the gearbox housing of our new ESI top drive model and subsequently determined that the casting of the gearbox housing did not meet TESCO's standards. We recorded warranty expenses of $3.9 million during the first quarter of 2012 specifically associated with this ESI gearbox housing issue.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS™, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods.  Additionally, our automated Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.  Below is a summary of our Tubular Services operating results and metrics for the three months ended March 31, 2013 and 2012 (in thousands, except percentages and number of jobs):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2012 to 2013
Tubular Services revenue
Automated	$40,175	$32,588	$7,587	23%
Conventional	10,920	10,883	37	—%
	$51,095	$43,471	$7,624	18%
Tubular Services operating income	$7,427	$4,942	$2,485	50%
Number of automated jobs	956	859	97	11%

The increase in Tubular Services revenue for the three months ended March 31, 2013 compared to the same period in 2012 was due to increased demand in the Asia Pacific region, North America, and Latin America for automated offerings, and the Middle East for conventional offerings. A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, has resulted in new jobs at more favorable pricing terms. During the three months ended March 31, 2013, we recorded $1.7 million of revenue from our MCLRS™ offerings, compared to $0.9 million during the same period in 2012. The Tubular Services automated revenue during the three months ended March 31, 2013 and 2012 also included $2.8 million and $1.8 million, respectively, of revenue for CDS™ equipment sales.

The increase in Tubular Services operating income for the three months ended March 31, 2013 as compared to the same period in 2012 was due to higher revenue discussed above, including higher MCLRS™ and CDS™ equipment sales revenue, which provide higher operating margins.

Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group. The Casing Drilling business was based on the proprietary Casing Drilling technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

Below is a summary of the operating results of the segment prior to the sale for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2012 to 2013
Casing Drilling revenue	$431	$7,134	$(6,703)	(94)%
Casing Drilling operating income (loss)	$1,877	$(853)	$2,730	320%

Casing Drilling operating income for the three months ended March 31, 2013 was primarily attributed to a working capital adjustment gain of approximately $1.5 million from the sale. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of Casing Drilling in this Quarterly Report on Form 10-Q.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated Tubular Services and top drive model development, as well as the Casing Drilling technology prior to the sale.  Below is a summary of our research and engineering expense for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2012 to 2013
Research and engineering expense	$2,029	$2,542	$(513)	(20)%

Research and engineering expenses decreased during the three months ended March 31, 2013 as compared to the same periods in 2012 due to the termination of Casing Drilling research and engineering after the sale of this business on June 4, 2012. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies relating to our Top Drive and Tubular Services segments.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2013	2012	2012 to 2013
Corporate and other expenses	$10,502	$7,419	$3,083	42%
Corporate and other expenses as a % of revenue	8%	5%	3 pts

Corporate and other expenses were higher during the three months ended March 31, 2013, as compared to the same period in 2012 due primarily to increased short term and long term incentive compensation and payroll and benefit expense from increased headcount for operations support personnel.

Other Expense (Income)

Below is a summary of our other expense (income) for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2012 to 2013
Other expense (income)
Interest expense	$(470)	$(358)	$(112)	(31)%
Interest income	(23)	(31)	8	26%
Foreign exchange loss (gain)	429	280	149	53%
Other expense (income)	(827)	(1,332)	505	38%
Total other expense (income)	$(891)	$(1,441)	$550	38%

In April 2012, we received a favorable determination on a legacy withholding tax issue in a foreign jurisdiction. The impact of this was recognized in the first quarter of 2012, when we reversed $1.9 million of accruals previously made for this issue (consisting of $1.3 million to other income and a $0.6 million reduction of interest expense). For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 11—Commitments and Contingencies in this Quarterly Report on Form 10-Q.

Foreign exchange losses increased during the three months ended March 31, 2013 as compared to the same periods in 2012 due primarily to the devaluation of the Venezuelan Bolivar Fuerte in February 2013 as well as fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including the Argentine peso, Mexican peso, and Russian ruble, among others.

  Income Tax Provision

	Three Months Ended March 31,		Increase / (Decrease)
	2013	2012
Effective income tax rate	30%	30%	—

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, did not change for the three months ended March 31, 2013 compared to the same period in 2012.

 Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2013, we forecast capital expenditures to be between $30 million and $40 million based on expected demand for our products and services. We expect to be able to fund our activities for 2013 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

As of March 31, 2013, we had no outstanding borrowings under our revolving credit facility, and we had availability to borrow $120.3 million under our revolving credit facility.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. We were in compliance with our bank covenants at March 31, 2013.  For further discussion on our credit facility, see Part I, Item 1—“Financial Statements”, Note 10 of this Quarterly Report on Form 10-Q.

Our net cash position at March 31, 2013 and December 31, 2012 was as follows (in thousands):

	March 31, 2013	December 31, 2012
Cash	$25,176	$22,014
Current portion of long term debt	(100)	(119)
Long term debt	(103)	(142)
Net cash	$24,973	$21,753

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2013 and 2012.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $8.0 million for the three months ended March 31, 2013 compared to net cash used of $8.0 million for the same period in 2012.  The increase in net cash provided by operating activities was due primarily cash inlays from decreasing accounts receivable and decreased cash outlay for inventory purchases.

Investing Activities – Net cash used by investing activities was $4.9 million during the three months ended March 31, 2013 compared to $17.0 million used during the same period of 2012.  During the three months ended March 31, 2013 and 2012, we used $9.0 million and $17.9 million of cash, respectively, for capital expenditures, and sales of operating assets provided $1.9 million and $0.8 million of cash, respectively. Additionally for the three months ended March 31, 2013, we received $1.6 million of cash from the sale of Casing Drilling segment to the Schlumberger Group.

Financing Activities – Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2013 compared to $19.8 million for the same period in 2012.  During the three months ended March 31, 2012, we borrowed $26.0 million from our revolving credit facility and used $6.3 million of cash to repay our debt.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendors, have increased from $34.9 million as of December 31, 2012 to $38.2 million as of March 31, 2013.  This increase of $3.3 million, or 9%, is driven by the anticipated demand for our CDS™ equipment and after-market part sales.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report on Form 10−K.  We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP.  Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers.  We believe that the most critical accounting policies in this regard are those described in our 2012 Annual Report on Form 10−K.  While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2012 Annual Report on Form 10−K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —“Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us. There have been no material changes to the market risk described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in our 2012 Annual Report on Form 10-K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2012 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.  There have been no material changes to the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2012 Annual Report on Form 10-K.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date:	May 6, 2013

TESCO CORPORATION

	By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date:	May 6, 2013

EXHIBIT INDEX

Exhibit No.	Description
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