Form 10-Q
period 2013-06-30
TESCO CORP
filed 2013-08-07
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of July 31, 2013:   39,047,481

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

Copies of our Canadian public filings are available on SEDAR at www.sedar.com.  Our U.S. public filings are available at www.tescocorp.com and on EDGAR at www.sec.gov.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$46,115	$22,014
Accounts receivable trade, net of allowance for doubtful accounts of $3,219 and $2,878 as of June 30, 2013 and December 31, 2012, respectively	122,973	130,769
Inventories, net	124,903	124,506
Income taxes recoverable	6,735	4,228
Deferred income taxes	6,287	4,367
Prepaid and other current assets	29,326	36,993
Total current assets	336,339	322,877
Property, plant and equipment, net	204,810	209,933
Goodwill	32,732	32,732
Deferred income taxes	9,253	11,792
Intangible and other assets, net	5,652	6,438
Total assets	$588,786	$583,772
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$26	$119
Accounts payable	42,868	43,603
Deferred revenue	8,258	10,650
Warranty reserves	3,025	3,719
Income taxes payable	1,864	6,894
Accrued and other current liabilities	32,530	38,234
Total current liabilities	88,571	103,219
Long term debt	79	142
Other liabilities	283	2,416
Deferred income taxes	8,406	8,487
Total liabilities	97,339	114,264
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 39,026 and 38,928 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	216,334	213,460
Retained earnings	239,612	220,547
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	491,447	469,508
Total liabilities and shareholders’ equity	$588,786	$583,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Products	$48,359	$56,711	$96,952	$125,652
Services	80,609	79,962	159,112	163,442
	128,968	136,673	256,064	289,094
Operating expenses
Cost of sales and services
Products	36,661	41,444	74,849	93,754
Services	62,210	67,590	126,093	135,075
	98,871	109,034	200,942	228,829
Selling, general and administrative	13,754	12,890	26,501	23,953
(Gain) Loss on sale of Casing Drilling	20	(13,289)	(1,464)	(13,289)
Research and engineering	2,492	3,414	4,521	5,956
Total operating expenses	115,137	112,049	230,500	245,449
Operating income	13,831	24,624	25,564	43,645
Other expense (income)
Interest expense	405	949	(64)	591
Interest income	(31)	(27)	(54)	(58)
Foreign exchange loss	1,635	2,943	2,064	3,223
Other expense (income)	(964)	743	(1,791)	(589)
Total other expense	1,045	4,608	155	3,167
Income before income taxes	12,786	20,016	25,409	40,478
Income tax provision	2,557	6,910	6,344	12,953
Net income	$10,229	$13,106	$19,065	$27,525
Earnings per share:
Basic	$0.26	$0.34	$0.49	$0.71
Diluted	$0.26	$0.34	$0.48	$0.70
Weighted average number of shares:
Basic	38,988	38,639	38,960	38,611
Diluted	39,520	39,081	39,472	39,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$19,065	$27,525
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20,229	20,585
Stock compensation expense	3,309	1,749
Bad debt expense	572	840
Deferred income taxes	(25)	6,081
Amortization of financial items	152	118
Gain on sale of operating assets	(5,126)	(19,546)
Changes in operating assets and liabilities:
Accounts receivable trade, net	7,707	(7,021)
Inventories	(507)	(13,485)
Prepaid and other current assets	3,445	3,292
Accounts payable and accrued liabilities	(8,131)	(15,415)
Income taxes recoverable	(9,536)	(1,521)
Other noncurrent assets and liabilities, net	(2,206)	(744)
Net cash provided by operating activities	28,948	2,458
Investing Activities
Additions to property, plant and equipment	(16,912)	(35,022)
Proceeds on sale of operating assets	5,174	8,853
Proceeds on sale of Casing Drilling, net of transaction costs	6,067	38,045
Other, net	830	(43)
Net cash provided by (used for) investing activities	(4,841)	11,833
Financing Activities
Issuances of debt	9,000	35,400
Repayments of debt	(9,157)	(40,926)
Proceeds from exercise of stock options	151	753
Net cash used for financing activities	(6)	(4,773)
Change in cash and cash equivalents	24,101	9,518
Net cash and cash equivalents, beginning of period	22,014	23,069
Net cash and cash equivalents, end of period	$46,115	$32,587
Supplemental cash flow information
Cash payments for interest	$288	$199
Cash payments for income taxes	16,578	8,563
Cash received for income tax refunds	888	631
Property, plant and equipment accrued in accounts payable	783	1,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the six months ended June 30, 2013
Balances at January 1, 2013	38,928	$213,460	$220,547	$35,501	$469,508
Net income	—	—	19,065	—	19,065
Stock compensation related activity	98	2,874	—	—	2,874
Balances at June 30, 2013	39,026	$216,334	$239,612	$35,501	$491,447

For the six months ended June 30, 2012
Balances at January 1, 2012	38,569	$206,573	$170,733	$35,501	$412,807
Net income	—	—	27,525	—	27,525
Stock compensation related activity	104	2,895	—	—	2,895
Balances at June 30, 2012	38,673	$209,468	$198,258	$35,501	$443,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Nature of Operations and Basis of Preparation

Nature of Operations

We are a global leader in the design, manufacture, and service delivery of technology-based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for, and producing, oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and natural gas operating companies throughout the world.

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of June 30, 2013 and for the quarters ended June 30, 2013 and 2012 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2012 from the audited consolidated balance sheet filed in our 2012 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Reclassifications

Our audited consolidated balance sheet as of December 31, 2012 includes reclassifications that are made to conform to the current year presentation. These reclassifications did not impact our reported net income or stockholders' equity.

Fair Value of Financial Instruments

At June 30, 2013, the carrying amount of cash and cash equivalents, accounts receivable trade, restricted cash, non-trade receivables, accounts payable, and accrued liabilities approximated their fair value due to their short maturities. At June 30, 2013, the carrying amount of our long term debt approximated its fair value.  The fair value of our long term debt is determined using observable inputs and is based on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours (Level 2).

Subsequent Events

We conducted our subsequent events review through the date on which these unaudited condensed consolidated financial statements were filed with the SEC.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 will be effective prospectively for the Company for the quarter ending December 31, 2014, with early adoption permitted. The adoption of this accounting guidance is not expected to have a material impact on our condensed consolidated financial statements.

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

Total cash consideration	$46,625
Fixed assets, net	(11,999)
Inventories, net	(10,839)
Accounts receivable, net	(8,316)
Transaction costs	(1,654)
Gain on sale of Casing Drilling	$13,817

Note 4—Details of Certain Accounts

At June 30, 2013 and December 31, 2012, prepaid and other current assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Prepaid taxes other than income taxes	$6,543	$6,307
Deposits	3,766	3,948
Prepaid insurance	2,874	4,893
Other prepaid expenses	3,124	4,730
Restricted cash	2,245	6,953
Deferred job costs	3,150	2,969
Non-trade receivables	7,624	7,193
	$29,326	$36,993

At June 30, 2013 and December 31, 2012, accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and benefits	$18,050	$15,520
Accrued taxes other than income taxes	5,153	7,471
Other current liabilities	9,327	15,243
	$32,530	$38,234

Note 5—Inventories

At June 30, 2013 and December 31, 2012, inventories, net of reserves for excess and obsolete inventories of $1.6 million and $1.3 million, respectively, by major classification were as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$60,835	$68,347
Work in progress	7,578	4,029
Finished goods	56,490	52,130
	$124,903	$124,506

Note 6—Property, plant and equipment

At June 30, 2013 and December 31, 2012, property, plant, and equipment, at cost, by major classification were as follows (in thousands):

	June 30, 2013	December 31, 2012
Land, buildings and leaseholds	$28,138	$26,273
Drilling equipment	325,379	317,450
Manufacturing equipment	10,859	10,110
Office equipment and other	31,461	31,086
Capital work in progress	9,738	13,509
	405,575	398,428
Less: Accumulated depreciation	(200,765)	(188,495)
	$204,810	$209,933

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $0.5 million and $0.6 million for the three and six months ended June 30, 2013, respectively. Three and five used top drives were sold from our rental fleet during the three and six months ended June 30, 2013, respectively.

Depreciation and amortization expense for the three and six months ended June 30, 2013 and 2012 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales and services	$9,546	$9,308	$18,942	$19,572
Selling, general and administrative expense	654	497	1,287	1,013
	$10,200	$9,805	$20,229	$20,585

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

Note 7—Warranties

Changes in our warranty accrual for the six months ended June 30, 2013 were as follows (in thousands):

June 30, 2013
Balance as of January 1, 2013	$3,719
Charged to expense, net	1,886
Deductions	(2,580)
Balance as of June 30, 2013	$3,025

Note 8—Earnings per Share

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average number of shares outstanding	38,988	38,639	38,960	38,611
Dilutive effect of stock-based compensation	532	442	512	458
Diluted weighted average number of shares outstanding	39,520	39,081	39,472	39,069
Anti-dilutive options excluded from calculation due to exercise prices	1,313	1,320	1,429	1,052

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current tax provision	$2,268	$3,488	$6,369	$6,872
Deferred tax provision	289	3,422	(25)	6,081
Income tax provision	$2,557	$6,910	$6,344	$12,953

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 20% and 25% for the three and six months ended June 30, 2013, respectively, compared to 35% and 32% for the same periods in 2012, respectively. The 15% and 7% decrease for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 is primarily due to favorable settlements of tax cases in foreign jurisdictions.

At December 31, 2012, we had an accrual for uncertain tax positions of $2.2 million.  At June 30, 2013, the accrual for uncertain tax positions was $0.2 million. The $2.0 million decrease in the accrual balance is due to cash settlements of a portion of the liability as well as a reduction of the accrual due to favorable settlements of tax cases in foreign jurisdictions. The accrual for uncertain tax positions is included in accrued and other current liabilities or other liabilities in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At June 30, 2013, the entire $0.2 million is included in other liabilities.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

Certain state and foreign tax filings remain open to examination.  We believe that any assessment on these filings will not have a material impact on our financial position, results of operations, or cash flows.  We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and open years.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 10—Long term debt

At June 30, 2013 and December 31, 2012, long term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Capital leases	105	261
Current portion of long term debt	(26)	(119)
Non-current portion of long term debt	$79	$142

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt on the acquisition date of October 16, 2011. During 2012, we paid off substantially all of the outstanding balances related to Premiere's capital leases and all of the balances related to the notes payable. At June 30, 2013 the outstanding balance of Premiere's capital leases was $0.1 million.

At June 30, 2013, we had a credit agreement which was entered into on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders, and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at June 30, 2013, we had no outstanding borrowings, $4.9 million in letters of credit outstanding and $120.1 million in available borrowing capacity. We were in compliance with our bank covenants at June 30, 2013.

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

On December 6, 2012, the District Court ruled on summary judgment that all of the asserted patent claims were obvious in view of prior art based on pre-trial evidence. This ruling overturns the favorable jury verdict. We filed a Notice of Appeal on December 21, 2012 seeking to reverse the District Court's ruling. At a procedural hearing on April 2, 2013, the District Court informed the parties that it had not intended for the December 6th Order to be final.  The District Court sent a letter to the Court of Appeals for the Federal Circuit on April 12, 2013 to confirm the District Court has jurisdiction “to proceed to set a schedule on discovery, briefing, and a bench trial on inequitable conduct.” The Federal Circuit has yet to rule on the District Court's request to have the case returned from the appeal taken in December 2012. On July 29, 2013, the District Court issued an Order allowing for limited additional discovery until October 28, 2013 to determine, among other things, whether we improperly used product markings to prove willful infringement and bolster damages, which, if true, would make our case exceptional and potentially support a claim by the adverse parties for our payment of some portion of their legal fees. Motions for summary judgment on the issue of whether this is an exceptional case are due by November 27, 2013. A bench trial on inequitable conduct and exceptional case is set for January 6, 2014 in the event our summary judgment motion is denied.

Tax Disputes: We have been previously advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 are not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor or otherwise settled the matter in accordance with an available amnesty program.

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

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At June 30, 2013 and December 31, 2012, our total exposure under outstanding letters of credit was $7.7 million and $8.7 million, respectively.

Note 12—Segment Information

Business Segments

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our four business segments were: Top Drive, Tubular Services, Casing Drilling, and Research and Engineering. On June 4, 2012, the Company completed the sale of substantially all of the assets of the Casing Drilling segment, which consisted of the proprietary Casing Drilling technology. Our Top Drive segment is comprised of top drive sales, top drive rental services, and after-market sales and service.  Our Tubular Services segment includes both our proprietary and conventional tubular services.  Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale.

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

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended June 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$76,040	$52,735	$193	$—	$—	$128,968
Depreciation and amortization	2,953	6,105	—	24	1,118	10,200
Operating income (loss)	17,266	11,341	173	(2,492)	(12,457)	13,831
Other expense						1,045
Income before income taxes						$12,786

	Three Months Ended June 30, 2012
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$90,138	$41,635	$4,900	$—	$—	$136,673
Depreciation and amortization	2,795	5,615	396	22	977	9,805
Operating income (loss)	22,924	4,608	8,886	(3,414)	(8,380)	24,624
Other expense						4,608
Income before income taxes						$20,016

	Six Months Ended June 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$151,609	$103,831	$624	$—	$—	$256,064
Depreciation and amortization	5,760	12,214	—	48	2,207	20,229
Operating income (loss)	32,225	18,768	2,050	(4,521)	(22,958)	25,564
Other expense						155
Income before income taxes						$25,409

	Six Months Ended June 30, 2012
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$191,953	$85,106	$12,035	$—	$—	$289,094
Depreciation and amortization	5,709	11,433	1,479	42	1,922	20,585
Operating income (loss)	47,818	9,550	8,032	(5,956)	(15,799)	43,645
Other expense						3,167
Income before income taxes						$40,478

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sales transaction is completed and title transfers.  Our revenue by geographic area for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Canada	$33,907	$44,208	$72,509	$100,742
United States	34,077	41,926	67,860	80,349
South America	17,461	13,688	32,614	28,769
Mexico	14,583	13,431	26,983	25,547
Asia Pacific	11,305	11,604	23,869	22,741
Europe, Africa and Middle East	10,628	7,396	20,627	15,170
Russia	7,007	4,420	11,602	15,776
Total	$128,968	$136,673	$256,064	$289,094

The physical location of our net property, plant and equipment by geographic area as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	June 30, 2013
United States	$18,517	$19,099	$12,649	$50,265
Mexico	32,998	6,950	110	40,058
South America	8,529	7,970	2,653	19,152
Asia Pacific	7,661	20,763	149	28,573
Russia	18,026	574	24	18,624
Europe, Africa and Middle East	4,476	25,502	5,131	35,109
Canada	8,463	4,422	144	13,029
Total	$98,670	$85,280	$20,860	$204,810

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2012
United States	$18,731	$16,975	$13,316	$49,022
Mexico	34,431	8,611	368	43,410
South America	9,146	9,703	248	19,097
Asia Pacific	7,902	20,619	69	28,590
Russia	18,005	2,128	29	20,162
Europe, Africa and Middle East	3,716	28,918	4,955	37,589
Canada	8,122	3,677	264	12,063
Total	$100,053	$90,631	$19,249	$209,933

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements.  Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” in Part II, Item 1A below and in our 2012 Annual Report on Form 10-K, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview and Outlook

We are a global leader in the design, manufacture and service delivery of technology based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for and producing oil and natural gas.

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our business segments were:

•	Top Drives – top drive sales, top drive rental services, and after-market sales and services;

•	Tubular Services – proprietary and conventional tubular services;

•	Casing Drilling – proprietary Casing Drilling technology; and

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

Business Environment

One of the key indicators of our business is the number of active drilling rigs.  During the first half of 2013, North America continued to experience a downturn in rig activity. However, with the increase in drilling rig efficiencies, well count continues to hold up despite the drop in actual rig count. Additionally, certain countries in Latin America experienced a decline in rig activity due to various various geopolitical and economic reasons. Current global macro economic conditions make any projections difficult. Below is a table that shows average rig count by region for the three and six months ended June 30, 2013 and 2012.

	Three Months Average Rig Count(1)		Increase / (Decrease)		Six Months Average Rig Count(1)		Increase / (Decrease)
	June 30,				June 30,
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
U.S.	1,761	1,970	(209)	(11)%	1,760	1,981	(221)	(11)%
Canada	155	173	(18)	(10)%	345	382	(37)	(10)%
Latin America (includes Mexico)	425	438	(13)	(3)%	426	435	(9)	(2)%
Middle East (excludes Iran, Iraq and Sudan)	368	343	25	7%	362	327	35	11%
Asia Pacific (excludes China onshore)	252	241	11	5%	248	246	2	1%
Europe (excludes Russia)	133	117	16	14%	133	115	18	16%
Africa	127	90	37	41%	121	86	35	41%
Worldwide	3,221	3,372	(151)	(4)%	3,395	3,572	(177)	(5)%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Quarter Ended June 30, 2013 and Operational Performance

During the second quarter of 2013, our Top Drive segment had 24 top drive units sold compared to 34 during the same period in 2012.  Our Tubular Services segment revenue and operating income improved significantly in the second quarter of 2013 as compared to the second quarter of 2012. Our automated tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.

 Outlook for 2013

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued slow recovery during the remainder of 2013. Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity for the remainder of 2013, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and our product sale backlog, we expect our top drive order rate and rental activity to remain steady for the remainder of 2013. In North America, we continue to experience downward pressure in bidding activity.  Our Top Drive sales backlog was 10 units at June 30, 2013, compared to 41 units at June 30, 2012 and 28 units at December 31, 2012.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings.  We expect our international top drive sales, rental activity, and after-market sales and services to hold steady for the remainder of 2013.

•
Tubular Services - We expect our CDS™ automated and conventional casing running business to strengthen in our international markets for the remainder of 2013.  We will continue to expand our automated casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase for the remainder of 2013, which should increase demand for our MCLRS™ proprietary services.

Operating Results

Below is a summary of our operating results for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Segment revenue
Top Drive	$76,040	$90,138	$(14,098)	(16)%	$151,609	$191,953	$(40,344)	(21)%
Tubular Services	52,735	41,635	11,100	27%	103,831	85,106	18,725	22%
Casing Drilling	193	4,900	(4,707)	(96)%	624	12,035	(11,411)	(95)%
Consolidated revenue	$128,968	$136,673	$(7,705)	(6)%	$256,064	$289,094	$(33,030)	(11)%
Segment operating income (loss)
Top Drive	$17,266	$22,924	$(5,658)	(25)%	$32,225	$47,818	$(15,593)	(33)%
Tubular Services	11,341	4,608	6,733	146%	18,768	9,550	9,218	97%
Casing Drilling	173	8,886	(8,713)	(98)%	2,050	8,032	(5,982)	(74)%
Research & engineering	(2,492)	(3,414)	922	27%	(4,521)	(5,956)	1,435	24%
Corporate and other	(12,457)	(8,380)	(4,077)	(49)%	(22,958)	(15,799)	(7,159)	(45)%
Consolidated operating income	13,831	24,624	(10,793)	(44)%	25,564	43,645	(18,081)	(41)%
Other expense (income)	1,045	4,608	(3,563)	(77)%	155	3,167	(3,012)	(95)%
Income tax provision	2,557	6,910	(4,353)	(63)%	6,344	12,953	(6,609)	(51)%
Net income	$10,229	$13,106	$(2,877)	(22)%	$19,065	$27,525	$(8,460)	(31)%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our Top Drive operating results and metrics for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages, units, days, and rate):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Top Drive revenue
Sales	$29,196	$39,314	$(10,118)	(26)%	$61,963	$89,713	$(27,750)	(31)%
Rental services	30,748	33,893	(3,145)	(9)%	60,484	68,540	(8,056)	(12)%
After-market sales and services	16,096	16,931	(835)	(5)%	29,162	33,700	(4,538)	(13)%
	76,040	90,138	(14,098)	(16)%	$151,609	$191,953	$(40,344)	(21)%
Top Drive operating income	$17,266	$22,924	$(5,658)	(25)%	$32,225	$47,818	$(15,593)	(33)%
Number of top drive sales:
New	21	33	(12)	(36)%	43	68	(25)	(37)%
Used or consignment	3	1	2	200%	5	5	—	—%
	24	34	(10)	(29)%	48	73	(25)	(34)%
End of period number of top drives in rental fleet:	133	130	3	2%	133	130	3	2%
Rental operating days(a)	6,164	6,658	(494)	(7)%	11,991	13,645	(1,654)	(12)%
Average daily operating rate	$4,988	$5,091	$(103)	(2)%	$5,044	$5,023	$21	—%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by oil and natural gas drilling activity and new rig build activity. The average active rig count decreased for the second quarter of 2013 and year-to-date by 4% and 5%, respectively, from the same period in 2012.

Top Drive sales revenue — The decrease in revenue for the three and six months ended June 30, 2013 compared to the same periods in 2012 was due primarily to a decrease in the number of units sold as a result of decreased demand in North America. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units was $2.7 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $4.4 million and $8.1 million for the six months ended June 30, 2013 and 2012, respectively.

Top Drive rental revenue — The decrease in revenue for the three and six months ended June 30, 2013 compared to the same period in 2012 was due to decreased operating days as a result of lower rig count, primarily in North America.

Top Drive after-market sales and services revenue — The decrease in revenue for the three and six months ended June 30, 2013 as compared to the same period in 2012 was due to decreased demand, primarily in North America.

Top Drive operating income — The decrease in operating income for the three and six months ended June 30, 2013 as compared to the same period in 2012 was due to decreases in sales, rental, and after-market sales and services revenue discussed above.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS™, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods.  Additionally, our automated Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS™, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.  The following is a summary of our Tubular Services operating results and metrics for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages and number of jobs):

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Tubular Services revenue
Automated	$43,115	$33,067	$10,048	30%	$83,291	$65,655	$17,636	27%
Conventional	9,620	8,568	1,052	12%	20,540	19,451	1,089	6%
	$52,735	$41,635	$11,100	27%	$103,831	$85,106	$18,725	22%
Tubular Services operating income	$11,341	$4,608	$6,733	146%	$18,768	$9,550	$9,218	97%
Number of automated jobs	975	817	158	19%	1,931	1,676	255	15%

The increase in Tubular Services revenue for the three and six months ended June 30, 2013 compared to the same period in 2012 was due to increased demand in the Asia Pacific, European, and Latin America regions for our automated offerings, and the Middle East for our conventional offerings. A significant amount of current U.S. drilling activity in shale formations requires directional and horizontal drilling techniques, which we believe, are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, has resulted in new jobs at more favorable pricing terms. During the three and six months ended June 30, 2013, we recorded $0.6 million and $2.2 million of revenue from our MCLRS™ offerings, compared to $4.0 million and $4.9 million during the same periods in 2012. The Tubular Services automated revenue during the three and six months ended June 30, 2013 also included $3.1 million and $5.8 million, respectively, of revenue for CDS™ equipment sales, compared to $0.5 million and $2.2 million during the same periods in 2012.

The increase in Tubular Services operating income for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was due primarily to higher revenue discussed above, including higher CDSTM equipment sales revenue, which provide higher operating margins. Additionally, we recorded a $1.9 million reduction in operating expense based on a favorable determination received in June 2013 related to a customer dispute over contract term interpretations in a foreign jurisdiction.

Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group. The Casing Drilling business was based on the proprietary Casing Drilling technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

Below is a summary of the operating results of the segment prior to the sale for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Casing Drilling revenue	$193	$4,900	$(4,707)	(96)%	$624	$12,035	$(11,411)	(95)%
Casing Drilling operating income (loss)	$173	$8,886	$(8,713)	(98)%	$2,050	$8,032	$(5,982)	(74)%

Casing Drilling operating income for the six months ended June 30, 2013 was primarily attributed to a working capital adjustment gain of approximately $1.5 million from the sale which occurred during the three months ended March 31, 2013. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of Casing Drilling in this Quarterly Report on Form 10-Q.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated Tubular Services and top drive model development, as well as the Casing Drilling technology prior to the sale.  The following is a summary of our research and engineering expense for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Research and engineering expense	$2,492	$3,414	$(922)	(27)%	$4,521	$5,956	$(1,435)	(24)%

Research and engineering expenses decreased during the three and six months ended June 30, 2013 as compared to the same periods in 2012 due to the termination of Casing Drilling research and engineering after the sale of this business on June 4, 2012. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies relating to our Top Drive and Tubular Services segments.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Corporate and other expenses	$12,457	$8,380	$4,077	49%	$22,958	$15,799	$7,159	45%
Corporate and other expenses as a % of revenue	10%	6%	4 pts		9%	5%	4 pts

Corporate and other expenses were higher during the three and six months ended June 30, 2013, as compared to the same periods in 2012 due primarily to increased legal fees, incentive compensation and centralized operations support personnel.

Other Expense (Income)

Below is a summary of our other expense (income) for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Other expense (income)
Interest expense	$405	$949	$(544)	(57)%	$(64)	$591	$(655)	(111)%
Interest income	(31)	(27)	(4)	(15)%	(54)	(58)	4	7%
Foreign exchange loss (gain)	1,635	2,943	(1,308)	(44)%	2,064	3,223	(1,159)	(36)%
Other expense (income)	(964)	743	(1,707)	(230)%	(1,791)	(589)	(1,202)	(204)%
Total other expense (income)	$1,045	$4,608	$(3,563)	(77)%	$155	$3,167	$(3,012)	(95)%

In March 2013, we participated in an amnesty program for a tax issue in a foreign jurisdiction. The impact of this program was recognized in the first quarter of 2013 by reversing $0.9 million of other expense previously accrued for this issue. In May 2013, we again participated in the amnesty program for additional legacy tax issues in the same foreign jurisdiction. The impact of this was recognized in the second quarter of 2013 by reversing $0.9 million of other expense previously made for these issues.

Foreign exchange losses decreased during the three and six months ended June 30, 2013 as compared to the same periods in 2012 due primarily to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including the Argentine peso, Mexican peso, and Russian ruble, among others.

  Income Tax Provision

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
	2013	2012		2013	2012
Effective income tax rate	20%	35%	(15) pts	25%	32%	(7) pts

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, decreased for both the three and six months ended June 30, 2013 as compared to the same periods in 2012 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, and due to a $1.4 million decrease to tax expense for the favorable determination and settlement of tax cases in two foreign jurisdictions in the three months ended June 30, 2013.

 Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2013, we forecast capital expenditures to be between $30 million and $40 million based on expected demand for our products and services. We expect to be able to fund our activities for the remainder of 2013 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

As of June 30, 2013, we had no outstanding borrowings under our revolving credit facility, and we had availability to borrow $120.1 million under our revolving credit facility.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. We were in compliance with our bank covenants at June 30, 2013.  For further discussion on our credit facility, see Part I, Item 1—“Financial Statements”, Note 10 of this Quarterly Report on Form 10-Q.

Our net cash position at June 30, 2013 and December 31, 2012 was as follows (in thousands):

	June 30, 2013	December 31, 2012
Cash	$46,115	$22,014
Current portion of long term debt	(26)	(119)
Long term debt	(79)	(142)
Net cash	$46,010	$21,753

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2013 and 2012.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $28.9 million for the six months ended June 30, 2013 compared to net cash provided of $2.5 million for the same period in 2012.  The increase in net cash provided by operating activities was due primarily to cash inflows from decreasing accounts receivable and other current assets.

Investing Activities – Net cash used by investing activities was $4.8 million during the six months ended June 30, 2013 compared to $11.8 million provided by investing activities during the same period of 2012.  During the six months ended June 30, 2013 and 2012, we used $16.9 million and $35.0 million of cash, respectively, for capital expenditures, and sales of operating assets provided $5.2 million and $8.9 million of cash, respectively. Additionally for the six months ended June 30, 2013, we received $6.1 million of cash from the sale of the Casing Drilling segment to the Schlumberger Group compared to $38.0 million during the same period of 2012.

Financing Activities – Net cash used by financing activities was $0.0 million during the six months ended June 30, 2013 compared to $4.8 million for the same period in 2012.  During the six months ended June 30, 2013, we borrowed $9.0 million from our revolving credit facility, which we completely repaid before June 30, 2013.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendors, have decreased from $34.9 million as of December 31, 2012 to $26.3 million as of June 30, 2013.  This decrease of $8.6 million, or 25%, is driven primarily by improved sourcing and inventory processes.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report on Form 10−K.  We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP.  Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers.  We believe that the most critical accounting policies in this regard are those described in our 2012 Annual Report on Form 10−K.  While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2012 Annual Report on Form 10−K.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date:	August 7, 2013

TESCO CORPORATION

	By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date:	August 7, 2013

EXHIBIT INDEX

Exhibit No.	Description
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