Form 10-Q
period 2013-09-30
TESCO CORP
filed 2013-11-04
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of October 31, 2013:   39,108,270

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$65,208	$22,014
Accounts receivable trade, net of allowance for doubtful accounts of $2,210 and $2,878 as of September 30, 2013 and December 31, 2012, respectively	133,536	130,769
Inventories, net	115,138	124,506
Income taxes recoverable	6,539	4,228
Deferred income taxes	6,463	4,367
Prepaid and other current assets	29,136	36,993
Total current assets	356,020	322,877
Property, plant and equipment, net	201,721	209,933
Goodwill	32,732	32,732
Deferred income taxes	8,997	11,792
Intangible and other assets, net	5,258	6,438
Total assets	$604,728	$583,772
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$661	$119
Accounts payable	39,583	43,603
Deferred revenue	11,130	10,650
Warranty reserves	2,535	3,719
Income taxes payable	2,737	6,894
Accrued and other current liabilities	33,805	38,234
Total current liabilities	90,451	103,219
Long term debt	51	142
Other liabilities	199	2,416
Deferred income taxes	8,928	8,487
Total liabilities	99,629	114,264
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 39,106 and 38,928 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	218,304	213,460
Retained earnings	251,294	220,547
Accumulated comprehensive income	35,501	35,501
Total shareholders’ equity	505,099	469,508
Total liabilities and shareholders’ equity	$604,728	$583,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Products	$49,089	$51,937	$146,042	$177,589
Services	83,159	74,482	242,270	237,924
	132,248	126,419	388,312	415,513
Operating expenses
Cost of sales and services
Products	36,774	37,030	111,623	130,784
Services	65,787	59,631	191,880	194,706
	102,561	96,661	303,503	325,490
Selling, general and administrative	9,708	11,461	36,209	35,413
(Gain) Loss on sale of Casing Drilling	31	308	(1,434)	(12,981)
Research and engineering	2,136	1,809	6,657	7,765
Total operating expenses	114,436	110,239	344,935	355,687
Operating income	17,812	16,180	43,377	59,826
Other expense (income)
Interest expense	121	725	57	1,317
Interest income	(29)	(20)	(83)	(78)
Foreign exchange (gain) loss	471	(988)	2,535	2,236
Other expense (income)	71	287	(1,721)	(303)
Total other expense	634	4	788	3,172
Income before income taxes	17,178	16,176	42,589	56,654
Income tax provision	5,498	7,220	11,842	20,173
Net income	$11,680	$8,956	$30,747	$36,481
Earnings per share:
Basic	$0.30	$0.23	$0.79	$0.94
Diluted	$0.29	$0.23	$0.78	$0.93
Weighted average number of shares:
Basic	39,076	38,694	38,999	38,639
Diluted	39,841	39,077	39,574	39,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$30,747	$36,481
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30,649	30,369
Stock compensation expense	4,660	3,192
Bad debt expense	(438)	2,246
Deferred income taxes	521	10,181
Amortization of financial items	229	182
Gain on sale of operating assets	(7,431)	(21,878)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(1,146)	(444)
Inventories	9,259	(21,209)
Prepaid and other current assets	3,917	919
Accounts payable and accrued liabilities	(7,821)	(19,334)
Income taxes recoverable	(8,468)	(1,689)
Other noncurrent assets and liabilities, net	(2,147)	(1,102)
Net cash provided by operating activities	52,531	17,914
Investing Activities
Additions to property, plant and equipment	(25,265)	(49,713)
Proceeds on sale of operating assets	8,223	11,088
Proceeds on sale of Casing Drilling, net of transaction costs	6,050	39,024
Other, net	545	(308)
Net cash provided by (used for) investing activities	(10,447)	91
Financing Activities
Issuances of debt	9,566	35,400
Repayments of debt	(9,114)	(41,708)
Proceeds from exercise of stock options	658	1,325
Net cash provided by (used for) financing activities	1,110	(4,983)
Change in cash and cash equivalents	43,194	13,022
Net cash and cash equivalents, beginning of period	22,014	23,069
Net cash and cash equivalents, end of period	$65,208	$36,091
Supplemental cash flow information
Cash payments for interest	$430	$429
Cash payments for income taxes	20,575	11,740
Cash received for income tax refunds	1,131	1,057
Property, plant and equipment accrued in accounts payable	872	1,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated comprehensive income	Total
For the nine months ended September 30, 2013
Balances at January 1, 2013	38,928	$213,460	$220,547	$35,501	$469,508
Net income	—	—	30,747	—	30,747
Stock compensation related activity	178	4,844	—	—	4,844
Balances at September 30, 2013	39,106	$218,304	$251,294	$35,501	$505,099

For the nine months ended September 30, 2012
Balances at January 1, 2012	38,569	$206,573	$170,733	$35,501	$412,807
Net income	—	—	36,481	—	36,481
Stock compensation related activity	176	4,965	—	—	4,965
Balances at September 30, 2012	38,745	$211,538	$207,214	$35,501	$454,253

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of September 30, 2013 and for the quarters and nine months ended September 30, 2013 and 2012 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2012 from the audited consolidated balance sheet filed in our 2012 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

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

Fair Value of Financial Instruments

At September 30, 2013, the carrying amount of cash and cash equivalents, accounts receivable trade, restricted cash, non-trade receivables, accounts payable, and accrued liabilities approximated their fair value due to their short maturities. At September 30, 2013, the carrying amount of our long term debt approximated its fair value.  The fair value of our long term debt is determined using observable inputs and is based on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours (Level 2).

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

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The guidance is effective for the Company for fiscal years and interim periods within those years beginning after December 15, 2013, with early adoption permitted.  The ASU should be applied prospectively to unrecognized tax benefits that exist at the effective date, however, retrospective application is permitted. The adoption of this accounting pronouncement is not expected to have a material impact on our condensed consolidated financial statements.

Note 3—Sale of Casing Drilling

On June 4, 2012, the Company completed the sale of substantially all of the assets of the Casing Drilling segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group") for a total cash consideration of approximately $46.6 million, including a working capital purchase price adjustment. During the three months ended March 31, 2013, the Company recognized a pre-tax gain of approximately $1.5 million primarily from the working capital purchase price adjustment, in addition to the $12.3 million pre-tax gain recognized in 2012. At September 30, 2013, the total pre-tax gain from the sale is $13.8 million, net of transaction costs. The table below sets forth the details contributing to the gain on sale (in thousands):

Total cash consideration	$46,625
Fixed assets, net	(11,999)
Inventories, net	(10,839)
Accounts receivable, net	(8,330)
Transaction costs	(1,670)
Gain on sale of Casing Drilling	$13,787

Note 4—Details of Certain Accounts

At September 30, 2013 and December 31, 2012, prepaid and other current assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Prepaid taxes other than income taxes	$6,044	$6,307
Deposits	5,053	3,948
Prepaid insurance	2,255	4,893
Other prepaid expenses	2,892	4,730
Restricted cash	2,828	6,953
Deferred job costs	2,570	2,969
Non-trade receivables	7,494	7,193
	$29,136	$36,993

At September 30, 2013 and December 31, 2012, accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and benefits	$18,618	$15,520
Accrued taxes other than income taxes	7,271	7,471
Other current liabilities	7,916	15,243
	$33,805	$38,234

Note 5—Inventories

At September 30, 2013 and December 31, 2012, inventories, net of reserves for excess and obsolete inventories of $1.8 million and $1.3 million, respectively, by major classification were as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$58,484	$68,347
Work in progress	9,938	4,029
Finished goods	46,716	52,130
	$115,138	$124,506

Note 6—Property, Plant and Equipment

At September 30, 2013 and December 31, 2012, property, plant, and equipment, at cost, by major classification were as follows (in thousands):

	September 30, 2013	December 31, 2012
Land, buildings and leaseholds	$26,608	$26,273
Drilling equipment	330,945	317,450
Manufacturing equipment	11,031	10,110
Office equipment and other	29,882	31,086
Capital work in progress	9,963	13,509
	408,429	398,428
Less: Accumulated depreciation	(206,708)	(188,495)
	$201,721	$209,933

The net book value of used top drive rental equipment sold included in cost of sales and services on our unaudited condensed consolidated statements of income was $2.0 million and $2.6 million for the three and nine months ended September 30, 2013, respectively. Five and ten used top drives were sold from our rental fleet during the three and nine months ended September 30, 2013, respectively.

Depreciation and amortization expense for the three and nine months ended September 30, 2013 and 2012 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales and services	$9,748	$9,266	$28,691	$28,838
Selling, general and administrative expense	672	518	1,958	1,531
	$10,420	$9,784	$30,649	$30,369

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

Note 7—Warranties

Changes in our warranty accrual for the nine months ended September 30, 2013 were as follows (in thousands):

September 30, 2013
Balance as of January 1, 2013	$3,719
Charged to expense, net	1,982
Deductions	(3,166)
Balance as of September 30, 2013	$2,535

Note 8—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average number of shares outstanding	39,076	38,694	38,999	38,639
Dilutive effect of stock-based compensation	765	383	575	432
Diluted weighted average number of shares outstanding	39,841	39,077	39,574	39,071
Anti-dilutive options excluded from calculation due to exercise prices	311	1,382	1,043	1,160

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current tax provision	$4,952	$3,120	$11,321	$9,992
Deferred tax provision	546	4,100	521	10,181
Income tax provision	$5,498	$7,220	$11,842	$20,173

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 32% and 28% for the three and nine months ended September 30, 2013, respectively, compared to 45% and 36% for the same periods in 2012, respectively. The 13% and 8% decrease for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, is primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, and due to a $1.4 million decrease to tax expense for the favorable determination and settlement of tax cases in two foreign jurisdictions in the nine months ended September 30, 2013.

At December 31, 2012, we had an accrual for uncertain tax positions of $2.2 million.  At September 30, 2013, the accrual for uncertain tax positions was $0.2 million. The $2.0 million decrease in the accrual balance is due to cash settlements of a portion of the liability as well as a reduction of the accrual due to favorable settlements of tax cases in foreign jurisdictions. The accrual for uncertain tax positions is included in accrued and other current liabilities or other liabilities in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At September 30, 2013, the entire $0.2 million is included in other liabilities.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

Certain state and foreign tax filings remain open to examination.  We believe that any assessment on these filings would not have a material impact on our financial position, results of operations, or cash flows.  We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and open years.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 10—Long Term Debt

At September 30, 2013 and December 31, 2012, long term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Capital leases	146	261
Other notes payable	566	—
Current portion of long term debt	(661)	(119)
Non-current portion of long term debt	$51	$142

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt on the acquisition date of October 16, 2011. During 2012, we paid off substantially all of the outstanding balances related to Premiere's capital leases and all of the balances related to the notes payable. At September 30, 2013 the outstanding balance of Premiere's capital leases was $0.1 million.

At September 30, 2013, we had a credit agreement which was entered into on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million, paying cash dividends to shareholders, and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at September 30, 2013, we had no outstanding borrowings, $3.5 million in letters of credit outstanding and $121.5 million in available borrowing capacity. We were in compliance with our bank covenants at September 30, 2013.

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

On December 6, 2012, the District Court ruled on summary judgment that all of the asserted patent claims were obvious in view of prior art based on pre-trial evidence. This ruling overturns the favorable jury verdict. We filed a Notice of Appeal on December 21, 2012 seeking to reverse the District Court's ruling. At a procedural hearing on April 2, 2013, the District Court informed the parties that it had not intended for the December 6th Order to be final.  The District Court sent a letter to the Court of Appeals for the Federal Circuit on April 12, 2013 to confirm the District Court has jurisdiction “to proceed to set a schedule on discovery, briefing, and a bench trial on inequitable conduct.” The Federal Circuit has yet to rule on the District Court's request to have the case returned from the appeal taken in December 2012. On July 29, 2013, the District Court issued an Order allowing for limited additional discovery until October 28, 2013 to determine, among other things, whether we improperly used product markings to prove willful infringement and bolster damages, which, if true, would make our case exceptional and potentially support a claim by the adverse parties for our payment of some portion of their legal fees. Motions for summary judgment on the issue of whether this is an exceptional case are due by November 27, 2013. A bench trial on inequitable conduct and exceptional case is set for March 3, 2014 in the event our summary judgment motion is denied.

Tax Disputes: In August 2008, we received a claim in Mexico for $1.1 million in fines and penalties related to the exportation of certain temporarily imported equipment that remained in Mexico beyond the authorized time limit for its return.  We disagree with this claim and are currently litigating the matter.  In December 2009, we received a decision from the Mexican Tax Court in our favor, which is subject to further appeal.  The outcome of this litigation is uncertain. No accrual has been recorded for this claim.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At September 30, 2013 and December 31, 2012, our total exposure under outstanding letters of credit was $6.0 million and $8.7 million, respectively.

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

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$78,067	$54,181	$—	$—	$—	$132,248
Depreciation and amortization	3,078	6,198	—	18	1,126	10,420
Operating income (loss)	19,437	9,597	(32)	(2,136)	(9,054)	17,812
Other expense						634
Income before income taxes						$17,178

	Three Months Ended September 30, 2012
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$79,214	$46,962	$243	$—	$—	$126,419
Depreciation and amortization	2,782	5,963	—	24	1,015	9,784
Operating income (loss)	18,620	5,269	631	(1,809)	(6,531)	16,180
Other expense						4
Income before income taxes						$16,176

	Nine Months Ended September 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$229,677	$158,011	$624	$—	$—	$388,312
Depreciation and amortization	8,838	18,413	—	66	3,332	30,649
Operating income (loss)	51,662	28,365	2,019	(6,657)	(32,012)	43,377
Other expense						788
Income before income taxes						$42,589

	Nine Months Ended September 30, 2012
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$271,168	$132,069	$12,276	$—	$—	$415,513
Depreciation and amortization	8,491	17,396	1,479	65	2,938	30,369
Operating income (loss)	66,439	14,819	8,664	(7,765)	(22,331)	59,826
Other expense						3,172
Income before income taxes						$56,654

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sales transaction is completed and title transfers.  Our revenue by geographic area for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Canada	$35,338	$37,394	$107,847	$138,137
United States	35,518	37,180	103,378	117,530
South America	19,422	13,570	52,036	42,338
Mexico	13,935	8,720	40,918	34,266
Asia Pacific	12,417	13,369	36,286	36,110
Europe, Africa and Middle East	8,892	8,418	29,519	23,587
Russia	6,726	7,768	18,328	23,545
Total	$132,248	$126,419	$388,312	$415,513

The physical location of our net property, plant and equipment by geographic area as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	September 30, 2013
United States	$17,625	$14,433	$15,814	$47,872
Mexico	35,282	2,768	199	38,249
Europe, Africa and Middle East	5,768	22,112	7,176	35,056
Asia Pacific	7,958	19,489	1,622	29,069
Russia	17,169	642	145	17,956
South America	10,290	8,191	1,278	19,759
Canada	9,411	1,953	2,396	13,760
Total	$103,503	$69,588	$28,630	$201,721

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2012
United States	$18,731	$16,975	$13,316	$49,022
Mexico	34,431	8,611	368	43,410
Europe, Africa and Middle East	3,716	28,918	4,955	37,589
Asia Pacific	7,902	20,619	69	28,590
Russia	18,005	2,128	29	20,162
South America	9,146	9,703	248	19,097
Canada	8,122	3,677	264	12,063
Total	$100,053	$90,631	$19,249	$209,933

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

Business Environment

One of the key indicators of our business is the number of active drilling rigs.  During the first nine months of 2013, North America continued to experience a downturn in rig activity. However, with the increase in drilling rig efficiencies, well count continues to hold up despite the drop in actual rig count. Additionally, certain countries in Latin America experienced a decline in rig activity due to various various geopolitical and economic reasons. Current global macro economic conditions make any projections difficult. Below is a table that shows average rig count by region for the three and nine months ended September 30, 2013 and 2012.

	Three Months Average Rig Count(1)		Increase / (Decrease)		Nine Months Average Rig Count(1)		Increase / (Decrease)
	September 30,				September 30,
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
U.S.	1,769	1,906	(137)	(7)%	1,763	1,956	(193)	(10)%
Canada	349	326	23	7%	347	364	(17)	(5)%
Latin America (includes Mexico)	407	414	(7)	(2)%	419	428	(9)	(2)%
Middle East (excludes Iran, Iraq and Sudan)	373	390	(17)	(4)%	366	348	18	5%
Asia Pacific (excludes China onshore)	241	230	11	5%	246	240	6	3%
Europe (excludes Russia)	140	117	23	20%	135	116	19	16%
Africa	124	108	16	15%	122	93	29	31%
Worldwide	3,403	3,491	(88)	(3)%	3,398	3,545	(147)	(4)%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Quarter Ended September 30, 2013 and Operational Performance

During the third quarter of 2013, our Top Drive segment had 26 top drive units sold compared to 28 during the same period in 2012.  Our Tubular Services segment revenue and operating income improved significantly in the third quarter of 2013 as compared to the third quarter of 2012. Our automated tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.

 Outlook for 2013

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued slow recovery during the remainder of 2013. Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity for the remainder of 2013, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and our product sales backlog, we expect our top drive order rate and rental activity to remain steady for the remainder of 2013. In North America, we continue to experience downward pressure in bidding activity.  Our Top Drive sales backlog was 26 units at September 30, 2013, compared to 30 units at September 30, 2012 and 28 units at December 31, 2012.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings.  We expect our international top drive sales, rental activity, and after-market sales and services to hold steady for the remainder of 2013.

•
Tubular Services - We expect our CDS™ automated and conventional casing running business to strengthen in our international markets for the remainder of 2013.  We will continue to expand our automated casing service offerings, particularly in the major unconventional shale regions in North America and select international locations. In addition, we expect drilling activity in the U.S. Gulf of Mexico to gradually increase for the remainder of 2013.

Operating Results

Below is a summary of our operating results for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Segment revenue
Top Drive	$78,067	$79,214	$(1,147)	(1)%	$229,677	$271,168	$(41,491)	(15)%
Tubular Services	54,181	46,962	7,219	15%	158,011	132,069	25,942	20%
Casing Drilling	—	243	(243)	(100)%	624	12,276	(11,652)	(95)%
Consolidated revenue	$132,248	$126,419	$5,829	5%	$388,312	$415,513	$(27,201)	(7)%
Segment operating income (loss)
Top Drive	$19,437	$18,620	$817	4%	$51,662	$66,439	$(14,777)	(22)%
Tubular Services	9,597	5,269	4,328	82%	28,365	14,819	13,546	91%
Casing Drilling	(32)	631	(663)	(105)%	2,019	8,664	(6,645)	(77)%
Research & engineering	(2,136)	(1,809)	(327)	(18)%	(6,657)	(7,765)	1,108	14%
Corporate and other	(9,054)	(6,531)	(2,523)	(39)%	(32,012)	(22,331)	(9,681)	(43)%
Consolidated operating income	17,812	16,180	1,632	10%	43,377	59,826	(16,449)	(27)%
Other expense (income)	634	4	630	15,750%	788	3,172	(2,384)	(75)%
Income tax provision	5,498	7,220	(1,722)	(24)%	11,842	20,173	(8,331)	(41)%
Net income	$11,680	$8,956	$2,724	30%	$30,747	$36,481	$(5,734)	(16)%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our Top Drive operating results and metrics for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages, units, days, and rate):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Top Drive revenue
Sales	$30,647	$34,437	$(3,790)	(11)%	$92,611	$124,150	$(31,539)	(25)%
Rental services	32,592	28,830	3,762	13%	93,076	97,370	(4,294)	(4)%
After-market sales and services	14,828	15,947	(1,119)	(7)%	43,990	49,648	(5,658)	(11)%
	78,067	79,214	(1,147)	(1)%	$229,677	$271,168	$(41,491)	(15)%
Top Drive operating income	$19,437	$18,620	$817	4%	$51,662	$66,439	$(14,777)	(22)%
Number of top drive sales:
New	21	25	(4)	(16)%	64	93	(29)	(31)%
Used or consignment	5	3	2	67%	10	8	2	25%
	26	28	(2)	(7)%	74	101	(27)	(27)%
End of period number of top drives in rental fleet:	130	135	(5)	(4)%	130	135	(5)	(4)%
Rental operating days(a)	6,671	5,932	739	12%	18,662	19,577	(915)	(5)%
Average daily operating rate	$4,886	$4,860	$26	1%	$4,987	$4,974	$13	—%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by oil and natural gas drilling activity and new rig build activity. The average active rig count decreased for the third quarter of 2013 and year-to-date by 3% and 4%, respectively, from the same periods in 2012.

Top Drive Sales Revenue — The decrease in revenue for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due primarily to a decrease in the number of units sold as a result of decreased demand in North America. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units was $4.2 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively, and $8.5 million and $11.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Top Drive Rental Revenue — The increase in revenue for the three months ended September 30, 2013 compared to the same period in 2012 was due to increased operating days, primarily in Latin America and Russia, partially offset by lower operating days in North America. The decrease in revenue for the nine months ended September 30, 2013 compared to the same period in 2012 was due to decreased operating days as a result of lower rig count, primarily in North America.

Top Drive After-Market Sales and Services Revenue — The decrease in revenue for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was due to decreased demand, primarily in North America.

Top Drive Operating Income — The increase in operating income for the three months ended September 30, 2013 as compared to the same period in 2012 was due to increased rental activity in Latin America and Russia. The decrease in operating income for the nine months ended September 30, 2013 as compared to the same period in 2012 was due to decreases in sales, rental, and after-market sales and services revenue discussed above.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS™, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods.  Additionally, our automated Tubular Service business includes the installation services of deep water smart well completion equipment using our MCLRS™, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.  The following is a summary of our Tubular Services operating results and metrics for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages and number of jobs):

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Tubular Services revenue
Automated	$43,615	$36,528	$7,087	19%	$126,905	$102,183	$24,722	24%
Conventional	10,566	10,434	132	1%	31,106	29,886	1,220	4%
	$54,181	$46,962	$7,219	15%	$158,011	$132,069	$25,942	20%
Tubular Services operating income	$9,597	$5,269	$4,328	82%	$28,365	$14,819	$13,546	91%
Number of automated jobs	1,063	902	161	18%	2,994	2,578	416	16%

The increase in Tubular Services revenue for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to increased demand in the Asia Pacific, European, and Latin America regions for our automated offerings, and in the Middle East for our conventional offerings. A significant amount of current U.S. drilling activity in shale formations requires directional and horizontal drilling techniques, which we believe, are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, has resulted in new jobs at more favorable pricing terms. During the three and nine months ended September 30, 2013, we recorded $1.2 million and $3.4 million of revenue from our MCLRS™ offerings, compared to $3.4 million and $8.3 million during the same periods in 2012. The Tubular Services automated revenue during the three and nine months ended September 30, 2013 also included $3.6 million and $9.4 million, respectively, of revenue for CDS™ equipment sales, compared to $1.6 million and $3.8 million during the same periods in 2012.

The increase in Tubular Services operating income for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was due primarily to higher revenue discussed above, including higher CDSTM equipment sales revenue, which provide higher operating margins. Additionally, during the nine months ended September 30, 2013 we recorded a $1.9 million reduction in operating expense based on a favorable determination received in June 2013 related to a customer dispute over contract term interpretations in a foreign jurisdiction.

Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group. The Casing Drilling business was based on the proprietary Casing Drilling technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

Below is a summary of the operating results of the segment prior to the sale for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Casing Drilling revenue	$—	$243	$(243)	(100)%	$624	$12,276	$(11,652)	(95)%
Casing Drilling operating income (loss)	$(32)	$631	$(663)	(105)%	$2,019	$8,664	$(6,645)	(77)%

Casing Drilling operating income for the nine months ended September 30, 2013 was primarily attributed to a working capital adjustment gain of approximately $1.5 million from the sale which occurred during the three months ended March 31, 2013. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of Casing Drilling in this Quarterly Report on Form 10-Q.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated Tubular Services and top drive model development, as well as the Casing Drilling technology prior to the sale.  The following is a summary of our research and engineering expense for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Research and engineering expense	$2,136	$1,809	$327	18%	$6,657	$7,765	$(1,108)	(14)%

Research and engineering expenses decreased during the nine months ended September 30, 2013 as compared to the same period in 2012 due to the termination of Casing Drilling research and engineering after the sale of this business on June 4, 2012. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies relating to our Top Drive and Tubular Services segments.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Corporate and other expenses	$9,054	$6,531	$2,523	39%	$32,012	$22,331	$9,681	43%
Corporate and other expenses as a % of revenue	7%	5%	2 pts		8%	5%	3 pts

Corporate and other expenses were higher during the three and nine months ended September 30, 2013, as compared to the same periods in 2012 due primarily to increased legal fees, incentive compensation and centralized operations support personnel.

Other Expense (Income)

Below is a summary of our other expense (income) for the three and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2012 to 2013		2013	2012	2012 to 2013
Other expense (income)
Interest expense	$121	$725	$(604)	(83)%	$57	$1,317	$(1,260)	(96)%
Interest income	(29)	(20)	(9)	(45)%	(83)	(78)	(5)	(6)%
Foreign exchange loss (gain)	471	(988)	1,459	(148)%	2,535	2,236	299	13%
Other expense (income)	71	287	(216)	(75)%	(1,721)	(303)	(1,418)	(468)%
Total other expense (income)	$634	$4	$630	15,750%	$788	$3,172	$(2,384)	(75)%

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

Foreign exchange losses increased during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 due primarily to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world, including the Argentine peso, Mexican peso, and Russian ruble, among others.

  Income Tax Provision

	Three Months Ended September 30,		Increase / (Decrease)	Nine Months Ended September 30,		Increase / (Decrease)
	2013	2012		2013	2012
Effective income tax rate	32%	45%	(13) pts	28%	36%	(8) pts

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, decreased for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, and due to a $1.4 million decrease to tax expense for the favorable determination and settlement of tax cases in two foreign jurisdictions in the nine months ended September 30, 2013.

 Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2013, we forecast capital expenditures to be between $35 million and $40 million based on expected demand for our products and services. We expect to be able to fund our activities for the remainder of 2013 with cash flows generated from our operations, and available cash and cash equivalents.

As of September 30, 2013, we had no outstanding borrowings under our revolving credit facility, and we had availability to borrow $121.5 million under our revolving credit facility.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. We were in compliance with our bank covenants at September 30, 2013.  For further discussion on our credit facility, see Part I, Item 1—“Financial Statements”, Note 10 of this Quarterly Report on Form 10-Q.

Our net cash position at September 30, 2013 and December 31, 2012 was as follows (in thousands):

	September 30, 2013	December 31, 2012
Cash	$65,208	$22,014
Current portion of long term debt	(661)	(119)
Long term debt	(51)	(142)
Net cash	$64,496	$21,753

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2013 and 2012.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $52.5 million for the nine months ended September 30, 2013 compared to net cash provided of $17.9 million for the same period in 2012.  The increase in net cash provided by operating activities was due primarily to cash inflows from decreasing inventories and other current assets.

Investing Activities – Net cash used by investing activities was $10.4 million during the nine months ended September 30, 2013 compared to $0.1 million provided by investing activities during the same period of 2012.  During the nine months ended September 30, 2013 and 2012, we used $25.3 million and $49.7 million of cash, respectively, for capital expenditures, and sales of operating assets provided $8.2 million and $11.1 million of cash, respectively. Additionally for the nine months ended September 30, 2013, we received $6.1 million of cash from the sale of the Casing Drilling segment to the Schlumberger Group compared to $39.0 million during the same period of 2012.

Financing Activities – Net cash provided by financing activities was $1.1 million during the nine months ended September 30, 2013 compared to $5.0 million of net cash used for the same period in 2012.  During the nine months ended September 30, 2013, we borrowed $9.6 million from our revolving credit facility, which we completely repaid before September 30, 2013.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to the respective vendors, have decreased from $34.9 million as of December 31, 2012 to $25.6 million as of September 30, 2013.  This decrease of $9.3 million, or 27%, is driven primarily by improved sourcing and inventory processes.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Annual Report on Form 10-K.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer
Date:	November 4, 2013

TESCO CORPORATION

	By:	/s/ ROBERT L. KAYL
Robert L. Kayl, Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Date:	November 4, 2013

EXHIBIT INDEX

Exhibit No.	Description
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