Form 10-K
period 2013-12-31
TESCO CORP
filed 2014-03-04
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 28, 2013 was $377,359,706 based upon the last sales price reported for such date on the NASDAQ Stock Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 28, 2013 have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of Common Stock outstanding as of February 28, 2014: 39,690,056

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

Below is a list of defined terms that are used throughout this document:

TESCO Casing Drilling®	= Casing Drilling
TESCO’s Casing Drive System	= CDSTM or CDS
TESCO’s Multiple Control Line Running System	= MCLRSTM or MCLRS
TESCO's After Market Sales and Services	= AMSS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
TESCO Casing Drilling®	United States
Casing Drilling®	Canada
Casing Drilling™	United States
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the"Report on Form 10-K"), contains "forward-looking statements" within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as “anticipate”, “believe”, “expect”, “plan”, "goal", "seek", "strategy", "future", “intend”, “forecast”, “target”, “project”, "likely", “may”, “will”, “should”, “could”, “estimate”, “predict” or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

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

For further discussion of our business segments, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in this Report on Form 10-K.

Top Drive segment

Our Top Drive segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales to, and service for, our customers.

We primarily manufacture top drives that are used in drilling operations to rotate the drill string and/or casing while suspended from the derrick above the rig floor.  Our top drives offer portability and flexibility, permitting drilling companies to conduct top drive drilling for all or any portion of a well.  We offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 750 tons.  With each top drive we sell, we offer the services of top drive technicians who provide customers with training, installation, and support services.

We offer nine distinct model series of top drive systems, using hydraulic, permanent magnet alternating current (“AC”), and induction AC technology.  We believe that we are industry leaders in the development and provision of permanent magnet technology in both portable and permanently installed top drive systems.  This technology provides very high power density, allowing for high performance and low weight.  We use AC induction technology and late generation power electronics in our smaller horsepower systems, such as our EMI machines, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base.  EMI top drive units are available with 150 to 250 ton load path configurations.  We also developed our EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 to 400 tons and generates 600 horsepower at the quill. The ESI is our new model, which has a load path rating of 500 to 750 tons and generates 1,350 horsepower at the quill.  The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance at the quill.  The HXI machine has a load path rating of 150 to 250 tons and has a 700 horsepower self-contained diesel-driven hydraulic power unit.

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

Our top drive rental fleet, which was comprised of 129 units at December 31, 2013, is deployed strategically around the world to be available to customers on a timely basis.  Our fleet is highly transportable and we mobilize the top drive units to meet customer requests.   In order of size by region from highest to lowest, we currently have rental units in Latin America, the United States and Canada, Russia, Asia-Pacific, Europe, and the Middle East.  During 2012 and 2013, we mobilized top drives to geographic areas with higher demand such as Latin America and Russia.

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

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. (“NOV”) and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd.  In addition, low-cost manufacturers, notably from China, have entered the market in recent years. We believe that we have the second largest customer installed base and are the number two global provider of top drives, following NOV.  Of the three major top drive system providers, we maintain the largest fleet of assets solely for rental purposes.  Competition in our industry in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time, and price.

Backlog

We believe that top drive sales backlog is an indicator of how our business will be affected by changes in the global macro-economic environment. However, we are continuing to see increasing numbers of intra-quarter top drive sales which are not captured in our quarterly top drive sales backlog due to the contract and sale occurring in the same quarterly period.  We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a non-refundable deposit.  Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly, or job rates.  Accordingly, we have no backlog for services.

Our top drive sales backlog at December 31, 2013 was 32 units with a total potential revenue value of $44.2 million, compared to 28 units with a total potential revenue value of $42.2 million at December 31, 2012.  In our North America market, we are experiencing improving quoting and bidding activity. Our customers in North America have maintained their focus on lowering project costs, which continues to put downward pressure on our product sales. Our international customers represent a large portion of our backlog and we expect this to improve heading into 2014.

We have the ability to expand or downsize our top drive manufacturing capacity to meet current and expected customer demand.  In response to declining demand for our top drives due to industry and operating conditions caused by the recession, we downsized our manufacturing operations substantially during 2009.  As market conditions improved during 2011 and 2012, we maintained and added to our core manufacturing team, with a current manufacturing capacity of 10 to 14 top drive units per month, depending on system complexity. We believe that our top drive business needs to maintain manufacturing inventory of one to two quarters of production.  This limits our exposure in the event that the sales market softens and allows us to effectively manage our supply chain and workforce, yet allows us to be responsive to our client base.

Tubular Services segment

Our Tubular Services segment includes a suite of automated offerings, as well as conventional casing and tubing running services.  Casing is steel pipe that is installed in oil, natural gas, or geothermal wells to maintain the structural and pressure integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well.  Most operators and drilling contractors install casing and tubing using service companies, like ours, who use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings of various sizes installed.  These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications.

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

Tesco also supplies a rotating Side Entry Swivel Sub (SESS). This tool works in conjunction with the CDS tool to allow rotation and reciprocation of the casing string during cementing operations. Reciprocation and rotation is recognized by the industry as greatly improving the uniformity and quality of the cement sheath around the casing, in turn helping to reduce the potential of environmental incidents.

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

Markets and Competition

Our Tubular Services customers primarily consist of oil and natural gas operating companies, including major and independent companies, national oil companies and, on occasion, other service companies that have contractual obligations to provide tubular running and handling services.  Demand for our tubular services strongly depends upon capital spending of oil and natural gas companies, the actual number of wells drilled by these companies, and the complexity of the wells drilled.

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

The Casing Drilling process used oilfield casing in place of drill pipe to simultaneously drill and case the well, reducing both drilling time and the chance of unscheduled drilling events. Casing Drilling technology minimized the use of conventional drill pipe and drill collars and enabled the operators to eliminate pipe trips and case the interval while drilling. This avoided well bore exposure during tripping and mitigated associated risks such as borehole collapse, lost circulation problems and stuck tools or pipe.

Research and Engineering segment

As a technology-driven company, we continue to invest significantly in research and development activities, primarily related to our proprietary technologies in tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale.  We hold rights, through patents and patent license agreements, to patented and/or patent pending technologies for certain innovations that we believe will have application to our core businesses.   We pursue patent protection in appropriate jurisdictions where we believe our innovations could have significant potential application to our core businesses.  We hold patents and patent applications in the United States, Canada, Europe, and various other countries.  Our patent portfolio currently includes 119 issued patents, comprised of 53 U.S. and 66 foreign patents, and 85 pending patent applications, comprised of 40 U.S. and 45 foreign patent applications.  We generally retain all intellectual property rights to our technology through non-disclosure and technology ownership agreements with our employees, suppliers, consultants, and other third parties with whom we do business.

We hold patents for various specific aspects of the design of our portable top drive and related equipment.  Our CDS is protected by patents on some of the gripping tools and on the “link tilt” system, which is a method used to handle casing.  We hold numerous patents related to the installation and utilization of certain accessories for casing for purposes of casing rotation. Various other related methods and tools are patent protected as well.

Our research and development costs were $8.6 million, $10.5 million, and $12.5 million for the years ended 2013, 2012, and 2011, respectively.  We will continue to invest in the development, commercialization, and enhancements of our proprietary technologies.

Financial Information About Geographic Areas

Our Top Drive and Tubular Services businesses are distributed globally. For the information of our property, plant, and equipment by business segment and geographic area at December 31, 2013, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15 included in the Report on Form 10-K. The following table presents our revenue by segment and geographic areas for the years ended December 31, 2013, 2012, and 2011 (United States dollars in thousands):

	Top Drive Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2013	$172,166	55%	$139,466	45%	$311,632
2012	217,990	61%	139,852	39%	357,842
2011	219,168	64%	125,530	36%	344,698
	Tubular Services Segment
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2013	$111,864	53%	$101,133	47%	$212,997
2012	109,377	60%	73,027	40%	182,404
2011	97,644	65%	53,480	35%	151,124
	Casing Drilling Segment (1)
	United States and Canada		International		Total
	Revenue	%	Revenue	%	Revenue
2013	$624	100%	$—	—%	$624
2012	4,268	33%	8,625	67%	12,893
2011	4,572	27%	12,575	73%	17,147
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

Seasonality

Our business is subject to seasonal cycles associated with winter-only, summer-only, dry-season, or regulatory-based access to drilling locations.  The most significant of these occur in Canada and Russia where traditionally the first and fourth calendar quarters of each year are the busiest as the contractor fleet can access drilling locations that are only accessible when frozen.  As of December 31, 2013, approximately 14% of our top drive rental fleet operated in Canada and Russia.

In certain Asia Pacific and South American regions, we are subject to a decline in activities due to seasonal rains.  Further, seasonal variations in the demand for hydrocarbons and accessibility of certain drilling locations in North America can affect our business as our activity follows the active drilling rig count reasonably closely.  We actively manage our asset base around the world to minimize the impact of geographically specific seasonality.

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

One customer accounted for approximately 10% of our consolidated revenue during the year ended December 31, 2013. No single customer accounted for 10% or more of our consolidated revenue in any of the years ended December 31, 2012 and 2011.

Employees

As of December 31, 2013, the total number of our employees worldwide was 2,125. We believe that our relationship with our employees is good.  We seek to maintain a high level of employee satisfaction and we believe our employee compensation systems are competitive. Less than 5% of our employees are subject to union contracts.

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

In addition, climate change legislation is pending in the United States Congress. Foreign jurisdictions are also considering the need to address climate changes by legislation or regulation. Several regional GHG initiatives have formed which may require reporting or development of cap and trade programs. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations. Additionally, federal and/or state legislation to reduce the effects of GHG may potentially have a direct or indirect adverse effect on our operations, including the possible imposition on us and/or our customers of additional operational costs due to carbon emissions generated by oil and natural gas related activities.  Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts on our ability to conduct operations and/or disruption of our customers’ operations.

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

Our revenue and earnings are subject to fluctuations period over period and are difficult to forecast.

Our revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular geographic focus of the activity;

•	the variability of customer orders or a reduction in customer orders, which are particularly unpredictable in international markets and which may leave us with excess or obsolete inventories;

•	the levels of inventories of our products held by end-users and distributors;

•	the mix of our products sold or leased and the margins on those products;

•	new products offered and sold or leased by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations;

•	changes in oil and natural gas prices and currency exchange rates, which in some cases affect the costs and prices for our products;

•	the level of capital equipment project orders, which may vary with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans, which can be particularly volatile in international markets;

•	the ability of our vendors to timely supply necessary component parts used for the manufacturing of our products; and

•	the ability to manufacture and timely deliver customer orders, particularly in the top drive segment due to the increasing size and complexity of our models.

In addition, our fixed costs cause our margins to decrease when demand is low and service capacity is underutilized.

Any significant consolidation or loss of end-user customers could have an impact on our business.

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

We may be negatively impacted by cutbacks by the Mexican Government on the annual budget of Petróleos Mexicanos (PEMEX).

In Mexico, the majority of our business is performed for PEMEX. For the twelve months ended December 31, 2013, PEMEX accounted for approximately 9% of our consolidated revenues and a significant amount of operating cash flows. PEMEX is a decentralized public entity of the Mexican Government and its annual budget is approved by the Mexican Congress. The Mexican Government may cut spending in the future and such cuts could adversely affect PEMEX's annual budget and thereby its ability to engage us or compensate us for our products and services. Further, at the expiration of existing contracts, we may be required to participate in open auctions to renew such contracts.

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

Our credit facility contains covenants which limit the amount of borrowings available by the maintenance of certain financial ratios.  Decreases in our financial performance could prohibit us from borrowing amounts under our credit facility, force us to make repayments of outstanding debt in order to remain in compliance with these restrictive covenants, or accelerate our debt payments and other financing obligations and those of our subsidiaries. Additionally, our credit agreements are collateralized by equity interests in our subsidiaries.  A breach of the covenants under these agreements could permit the lenders to exercise their rights to foreclose on these collateral interests.   If this were to occur, we might not be able to repay such debt and other financing obligations. These restrictions may negatively impact our ability to finance future operations, implement our business strategy or fund our capital needs. Compliance with these financial ratios may be affected by events beyond our control, including the risks and uncertainties described in the other risk factors discussed elsewhere in this report.

For further discussion of our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9 included in this Report on Form 10-K.

We have a revolving credit facility that is not contracted at current market rates.

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

We sell products and provide services in parts of the world where the political and legal systems are very different from those in the U.S. and Canada. In places like Russia, Latin America, the Middle East and Asia Pacific, we may have difficulty or extra expense in navigating the local bureaucracies and legal systems. We may face challenges in enforcing contracts in local courts or be at a disadvantage when we have a dispute with a customer that is an agency of the state. We may be at a disadvantage to competitors that are not subject to the same international trade and business practice restrictions that U.S. and Canadian laws impose on us.

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

We are subject to foreign governmental regulations in some jurisdictions in which we operate that favor or require awarding contracts to local contractors or require foreign contractors to employ citizens of or purchase supplies from a certain jurisdiction. Such regulations may adversely affect our ability to compete in that jurisdiction. Our operations in some jurisdictions may be significantly affected by union activity and general labor unrest. In Argentina and Mexico, particularly, where we have significant operations, labor organizations have substantial support and have considerable political influence. In Argentina, the demands of labor organizations have increased in recent years and seem likely to continue as a result of the general labor unrest and dissatisfaction resulting from the disparity between the cost of living and salaries in Argentina as a result of the devaluation of the Argentine Peso. There can be no assurance that our operations in Argentina or Mexico will not face labor disruptions in the future or that any such disruptions will not have a material adverse effect on our financial condition or results of operations. Further, unionization efforts have been made from time to time in other jurisdictions in which we operate with varying degrees of success. Any such unionization could increase our costs or limit the flexibility in that market.

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

Acquisitions have been and may continue to be an element of our business strategy. We can give no assurance that we will be able to secure, close, or integrate successfully the assets and operations of acquired businesses with our own business. Any inability on our part to integrate and manage the growth of acquired businesses may have a material adverse effect on our results of operations and financial condition. We can give no assurance that we will be able to identify and acquire additional businesses in the future on terms favorable to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table details our principal facilities, including (i) all properties that we own, and (ii) those leased properties that serve as corporate or regional headquarters as of December 31, 2013.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas, United States of America	26,500	Leased	Corporate headquarters.
Houston, Texas, United States of America	89,893	Owned
Headquarters for North American operations in Top Drive and Tubular Services, and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas, United States of America	20,536	Owned	Regional operations base for the Tubular Services segment in east Texas and northern Louisiana.
Lafayette, Louisiana, United States of America	43,300	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.
Calgary, Alberta, Canada	90,592	Owned	Manufacturing of top drives and other equipment.
Mexico City, Distrito Federal, Mexico	4,500	Leased	Regional headquarters for Latin America, including Mexico.
Moscow, Russia	5,576	Leased	Regional headquarters for Russia, Europe, and West Africa.
Dubai, United Arab Emirates	10,000	Leased	Regional headquarters for the Middle East, North Africa, and East Africa.
Republic of Singapore	1,450	Leased	Regional headquarters for China, Japan, Australia, Indonesia, Malaysia, and New Zealand.

In addition, we lease operational facilities at locations in Oklahoma, Pennsylvania, Texas, and Wyoming. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., we lease additional operating facilities in Argentina, Australia, Brazil, Canada, China, Colombia, Dubai, Ecuador, Egypt, Indonesia, Malaysia, Mexico, New Zealand, Romania, Russia, Saudi Arabia, Republic of Singapore, the United Kingdom, and Venezuela. The majority of these facilities support the Top Drive and Tubular Services segments.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding shares of common stock are traded on the Nasdaq Stock Market (“NASDAQ”) under the symbol “TESO.” The following table outlines the share price trading range by quarter for 2013 and 2012.

	Share Price Trading Range
	High	Low
	($ per share)
2013
1st Quarter	$14.00	$11.50
2nd Quarter	13.70	11.05
3rd Quarter	17.09	12.60
4th Quarter	20.12	15.49

2012
1st Quarter	$16.81	$12.82
2nd Quarter	16.88	10.17
3rd Quarter	12.77	9.73
4th Quarter	11.49	8.70

As of February 28, 2014, there were approximately 221 holders of record of our common stock, including brokers and other nominees.

Dividend Policy

We have not declared or paid any dividends since 1993. On a regular basis, our Board of Directors reviews the current dividend policy of the company. Any decision to pay dividends on our common shares will be made by our Board of Directors on the basis of our earnings, financial requirements, and other relevant conditions existing at the time. Pursuant to our Amended and Restated Credit Agreement, we currently have restrictions from paying dividends to our shareholders without the prior consent of our creditors.

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2008 and ending on December 31, 2013 on our common shares (assuming a $100 investment was made on December 31, 2008) with the total cumulative return of the S&P 500 Composite Index, and the Philadelphia Oil Service Sector Index (“OSX”), assuming reinvestment of dividends.

	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013
● Tesco Corp.	$100	$181	$222	$177	$160	$277
■ OSX	$100	$161	$202	$178	$181	$232
▲ S & P 500	$100	$91	$139	$139	$158	$205

Item 6. Selected Financial Data.

The following selected historical financial data as of  December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012, and 2011 is derived from the audited consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data in this Report on Form 10-K.  The selected financial data as of December 31, 2011, 2010, and 2009 and for each of the years ended December 31, 2010 and 2009 are derived from audited consolidated financial statements.  The selected financial data is not necessarily indicative of results to be expected in future periods and should be read in conjunction with Part II,  Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of income (loss) data:	(in millions, except per share amounts)
Revenue
Top Drive	$311.7	$357.8	$344.7	$243.9	$224.8
Tubular Services	213.0	182.4	151.1	121.9	118.3
Casing Drilling	0.6	12.9	17.2	12.9	13.7
	525.3	553.1	513.0	378.7	356.8
Operating income (loss)
Top Drives	67.5	87.7	88.8	62.8	49.5
Tubular Services	37.0	21.7	16.7	8.2	(2.9)
Casing Drilling	2.1	8.2	(12.4)	(11.6)	(20.6)
Research and Engineering	(8.6)	(10.5)	(12.5)	(9.1)	(7.4)
Corporate and Other	(42.4)	(30.3)	(38.1)	(35.0)	(33.0)
	55.6	76.8	42.5	15.3	(14.4)
Interest (income) expense, net	0.6	1.1	(1.1)	0.6	0.9
Other expense	3.3	1.1	2.3	0.9	2.3
Income (loss) before income taxes	51.7	74.6	41.3	13.8	(17.6)
Income tax provision (benefit)	15.4	24.8	14.3	6.8	(12.3)
Net income (loss)	$36.3	$49.8	$27.0	$7.0	$(5.3)
Weighted average number of common shares outstanding:
Basic	39.1	38.7	38.2	37.8	37.6
Diluted	39.8	39.1	38.9	38.3	37.6
Earnings (loss) per share:
Basic	$0.93	$1.29	$0.71	$0.19	$(0.14)
Diluted	$0.91	$1.27	$0.69	$0.18	$(0.14)
Cash dividends per common share	$—	$—	$—	$—	$—

Factors Affecting Trends

•	Our effective tax rate has fluctuated as follows: 2013: 30%, 2012: 33%, 2011: 35%, 2010: 49%, and 2009: 70%;

•
In 2013 and 2012, we recorded a $1.4 million and $12.4 million pre-tax gain on the sale of the Casing Drilling business, respectively. For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3 included in the Report on Form 10-K.

•	In 2013 and 2012, we recorded warranty expenses of $1.5 million and $4.4 million, respectively, associated with our new ESI top drive model;

•	In 2012, we recorded an accrual for $1.5 million for a tax assessment in a foreign jurisdiction;

•	In 2010, we recorded a $1.9 million increase in income tax expense for a valuation allowance adjustment established on foreign subsidiary net operating losses; and

•
In 2009, we recorded an impairment charge of $14.4 million to reduce obsolete and slow moving inventory to its net realizable value, an impairment charge of $3.6 million to reduce fixed assets held for sale to its net realizable value, and $3.7 million for severance and relocation costs as part of a cost restructuring.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance sheet data:
Total assets	$637.7	$583.8	$549.2	$454.9	$442.6
Debt and capital leases	0.4	0.3	6.6	—	8.6
Shareholders’ equity	517.0	469.5	412.8	375.7	362.2
Cash flow data:
Cash flow provided by operating activities	$94.0	$17.6	$19.3	$54.8	$63.0
Cash flows used in investing activities	(24.3)	(14.2)	(57.6)	(25.8)	(3.8)
Cash flows provided by (used in) financing activities	5.5	(4.4)	0.8	(8.4)	(40.4)
Other data:
Adjusted EBITDA (a)	$97.7	$111.3	$85.7	$56.9	$42.4
Net cash (b)	96.9	21.8	16.4	60.6	31.3

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

(b)
Net cash represents the amount cash and cash equivalents exceeds (or is less than) total debt. Net cash is not a calculation based upon GAAP. The amounts included in the net cash calculation, however, are derived from amounts included in our historical consolidated balance sheets. In addition, net cash should not be considered as an alternative to operating cash flows or working capital as a measure of liquidity. We have reported net cash because we regularly review net cash as a measure of our liquidity. However, the net cash measure presented in this Report on Form 10-K may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Adjusted EBITDA is derived from our consolidated statements of income as follows (in millions):

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Net income (loss)	$36.3	$49.8	$27.0	$7.0	$(5.3)
Income tax provision (benefit)	15.4	24.8	14.3	6.8	(12.3)
Depreciation and amortization	40.8	43.0	38.5	36.1	36.7
Net interest expense (income)	0.7	1.1	(1.1)	0.6	0.9
Stock compensation expense—non-cash	5.9	5.0	7.0	6.4	4.4
Gain on sale of Casing Drilling	(1.4)	(12.4)	—	—	—
Impairment of inventory and assets—non-cash	—	—	—	—	18.0
Adjusted EBITDA	$97.7	$111.3	$85.7	$56.9	$42.4

Net cash is derived from the consolidated balance sheets as follows (in millions):

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Cash and cash equivalents	$97.3	$22.0	$23.0	$60.6	$39.9
Current portion of long term debt	(0.4)	(0.1)	(2.8)	—	—
Long term debt	—	(0.1)	(3.8)	—	(8.6)
Net cash	$96.9	$21.8	$16.4	$60.6	$31.3

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

Overview

Listed below is a general outline of our MD&A:

•	Our business – includes a summary of our business purposes, a description of the current business environment, a summary of our 2013 performance and an outlook for 2014;

•	Results of operations – includes a year-over-year analysis of the results of our business segments, our corporate activities, and other income statement items;

•
Liquidity and capital resources – includes a general discussion of our sources and uses of cash, available liquidity, our liquidity outlook for 2014, an overview of cash flow activity during 2013, and additional factors that could impact our liquidity;

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

Our Business

We are a global leader in the design, manufacturing of products, and service delivery of technology-based solutions for the upstream energy industry. We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.

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

Business Environment

Along with the number of wells drilled, one of the key indicators of our business is the number of active drilling rigs.  During 2013, North America continued to experience a downturn in rig activity. However, with the increase in drilling rig efficiencies, well count continues to hold up despite the drop in actual rig count. Additionally, certain countries in Latin America experienced a decline in rig activity due to various geopolitical and economic reasons. Current global macro economic conditions make any projections difficult.  Below is a table that shows rig counts by region for the years ended December 31, 2013, 2012, and 2011.

	Average Rig Count(1)			Increase (Decrease)
	2013	2012	2011	2012 to 2013		2011 to 2012
U.S.	1,761	1,919	1,875	(158)	(8)%	44	2%
Canada	355	365	423	(10)	(3)%	(58)	(14)%
Latin America	419	423	424	(4)	(1)%	(1)	—%
Asia Pacific	246	356	256	(110)	(31)%	100	39%
Middle East	372	241	292	131	54%	(51)	(17)%
Africa	125	119	78	6	5%	41	53%
Europe	135	96	118	39	41%	(22)	(19)%
Worldwide	3,413	3,519	3,466	(106)	(3)%	53	2%
__________________________________

(1)
Source: Baker Hughes Incorporated worldwide rig count; averages are monthly. The Baker Hughes International Rotary Rig Count is a monthly census of active drilling rigs exploring for or developing oil or natural gas outside North America (U.S. and Canada). The Baker Hughes International Rotary Rig Count does not include rigs drilling in Russia, the Caspian region, Iran, Sudan, Cuba, North Korea or onshore China. Iraq was excluded from the International Rotary Rig Count for the period September 1990 to May 2012. Syria is currently excluded from the International Rotary Rig Count as of February 2012 due to difficulty obtaining data as a result of continued civil unrest. To be counted as active a rig must be on location and be drilling or 'turning to the right'. A rig is considered active from the moment the well is "spudded" until it reaches target depth or "TD". Rigs that are in transit from one location to another, rigging up or being used in non-drilling activities such as workovers, completions or production testing, are not counted as active.

Summary of 2013 and Operational Performance

During 2013, our Tubular Services segment improved on its performance from 2012 and provided an incremental strong base of earnings. Our automated tubular services offering continues to gain market acceptance on a global basis, and we remain committed to growing this segment as we believe that every top drive rig will eventually convert to running casing with an automated system, such as the CDS that we offer.  The downturn in North American rig activity negatively impacted our Top Drive segment, which was partially offset by improvement in most of our international Top Drive markets. We also invested in new and enhanced product and service offerings that are being developed in our Research and Engineering segment.  We continue to grow operationally and fiscally stronger as demonstrated by the following factors:

•	we increased our net cash position from $21.8 million at December 31, 2012 to $96.9 million at December 31, 2013;

•	we increased our cash provided by operating activities from $17.6 million in 2012 to $94.0 million in 2013;

•	we improved our inventory processes and, as a result, decreased net inventory by $27.1 million, or 22%, during 2013;

•	we increased our Tubular Services operating income from $21.7 million in 2012 to a record $37.0 million in 2013;

•	we surpassed 4,000 CDS automated casing running jobs by recording 4,008 jobs in 2013, up from 3,525 in 2012; and

•
although we had a particularly difficult Top Drive rental market in North America during 2013, we were able to partially offset this decline with a 23% increase in revenue and related rental activity in Latin America.

Outlook for 2014

The current outlook for the global economy varies widely, but market data suggests and we believe that most indicators point towards a continued slow recovery in 2014. Below is a table that shows projected drilling activity for 2014 by region and compares these projections to the number of wells drilled during each of the years ended December 31, 2013, 2012 and 2011.  In particular, U.S. and Canadian activity is projected to increase by 5% and international activity is projected to increase by 1% from average 2013 levels.

	Wells drilled (1) Years ended December 31,
	2014	2013	2012	2011
	(forecast)(1)
U.S.(2)	45,834	44,198	44,732	44,905
Canada	11,392	10,337	10,711	12,612
Latin America	4,703	4,750	4,635	4,743
Europe, Africa, Middle East (including Russia)	14,544	14,221	14,511	12,086
Far East (including China)	29,800	29,706	27,168	26,880
Worldwide	106,273	103,212	101,757	101,226
__________________________________

(1)	Source: Report by World Oil magazine, February 2014.

(2)	U.S. data for the wells drilled in 2013 is estimated by World Oil magazine, February 2014.

Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity into 2014, as follows:

•
Top Drive – Based upon existing drilling and bidding levels and the size of our product sale backlog, we expect our top drive order rate and rental activity to remain steady in 2014.  In our North America markets, we are experiencing a slight improvement in bidding and quoting activity. Our top drive sales backlog at December 31, 2013 was 32 units with a total potential revenue value of $44.2 million, compared to 28 units with a total potential revenue value of $42.2 million at December 31, 2012.  Our customers have maintained their focus on lowering project costs, which continues to put downward pressure on our sales prices on select product offerings. We expect our international top drive sales, rental activity, and after-market sales and services to hold steady in 2014; and

•
Tubular Services – We expect our CDS automated and conventional Tubular Services business to strengthen in our international markets in 2014. We will continue to expand our automated and conventional Tubular Services offerings, particularly in the major unconventional shale regions in North America and select international locations.

Results of Operations

Below is a summary of our revenue and operating results for the years ended December 31, 2013, 2012, and 2011 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013		2011 to 2012
Segment revenue
Top Drive	$311,632	$357,842	$344,698	$(46,210)	(13)%	$13,144	4%
Tubular Services	212,997	182,404	151,124	30,593	17%	31,280	21%
Casing Drilling	624	12,893	17,147	(12,269)	(95)%	(4,254)	(25)%
Consolidated revenue	$525,253	$553,139	$512,969	$(27,886)	(5)%	$40,170	8%

Segment operating income
Top Drive	$67,462	$87,716	$88,799	$(20,254)	(23)%	$(1,083)	(1)%
Tubular Services	37,004	21,708	16,680	15,296	70%	5,028	30%
Casing Drilling	2,124	8,191	(12,392)	(6,067)	(74)%	20,583	166%
Research and engineering	(8,578)	(10,457)	(12,512)	1,879	18%	2,055	16%
Corporate and other	(42,396)	(30,363)	(38,058)	(12,033)	(40)%	7,695	20%
Consolidated operating income	55,616	76,795	42,517	(21,179)	(28)%	34,278	81%
Other expense	3,952	2,200	1,245	1,752	80%	955	77%
Income before income taxes	51,664	74,595	41,272	(22,931)	(31)%	33,323	81%
Income tax provision	15,404	24,781	14,276	(9,377)	(38)%	10,505	74%
Net income	$36,260	$49,814	$26,996	$(13,554)	(27)%	$22,818	85%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world. We primarily manufacture top drives that are used in drilling operations to rotate the drill string and/or casing while suspended from the derrick above the rig floor. We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our top drive operating results and metrics for the years ended December 31, 2013, 2012, and 2011 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013		2011 to 2012
Top Drive revenue
Sales	$127,189	$166,722	$152,599	(39,533)	(24)%	14,123	9%
Rental services	125,181	126,095	135,706	(914)	(1)%	(9,611)	(7)%
After-market sales and services	59,262	65,025	56,393	(5,763)	(9)%	8,632	15%
	$311,632	$357,842	$344,698	$(46,210)	(13)%	$13,144	4%
Top Drive operating income	$67,462	$87,716	$88,799	(20,254)	(23)%	(1,083)	(1)%
Number of top drive sales:
New	88	121	106	(33)	(27)%	15	14%
Used or consigned	12	10	9	2	20%	1	11%
End of period number of top drives in rental fleet:	129	135	132	(6)	(4)%	3	2%
Rental operating days (a)	24,561	25,420	28,280	(859)	(3)%	(2,860)	(10)%
Average daily operating rate	$5,097	$4,960	$4,799	137	3%	161	3%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive sales revenue — The decrease in revenue from 2012 to 2013 and increase from 2011 to 2012 were due to the number of new top drive units sold as a result of demand caused by both domestic and international rig count for each respective period. Our selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. Revenue related to the sale of used or consigned top drive units was $9.9 million, $13.5 million, and $9.0 million during 2013, 2012, and 2011, respectively.

Top Drive rental services revenue — The decrease in revenue from 2012 to 2013 was due to the decrease in rental operating days resulting from lower rig count in North America during 2013. The 2013 average rig count in the U.S. was 1,761 units as compared to an average of 1,919 units in 2012. The decrease in revenue from 2011 to 2012 was due to the decrease in rental operating days resulting from lower rig count in North America during the second half of 2012. The 2012 average rig count in the U.S. was over 2,000 units in January 2012 but had dropped below 1,800 units in December 2012.  Our rental fleet increased by 3 units in 2012 and then decreased by 6 units during 2013 to react to the demand of our customers for rental services.

Top Drive after-market sales and services revenue — The decrease in revenue from 2012 to 2013 was primarily due to lower rig count in North America during 2013.  The increase in revenue from 2011 to 2012 was the result of higher market demand created by a larger installed base of Tesco top drives.

Top Drive operating income — The decrease in Top Drive operating results from 2012 to 2013 was due to a decrease in revenue from top drive sales and after-market sales and services due to the factors described above.

The slight decrease in Top Drive operating results from 2011 to 2012 was due primarily to a decrease in operating days for the rental fleet, partially offset by higher revenue from top drive sales and after-market sales and services. Additionally during 2012, we recorded warranty expenses of $4.4 million specifically associated with our new ESI top drive model.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods.  Additionally, our automated Tubular Services business includes the installation services of deep water smart well completion equipment using our MCLRS, a proprietary and patented technology that improves the quality of the installation of high-end well completions.  Our conventional Tubular Services business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over or re-entry operations.  Below is a summary of our Tubular Services operating results and metrics for the years ended December 31, 2013, 2012, and 2011 (revenue and operating income in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013		2011 to 2012
Tubular Services revenue
Automated	$172,174	$141,191	$120,315	$30,983	22%	$20,876	17%
Conventional	40,823	41,213	30,809	(390)	(1)%	10,404	34%
	$212,997	$182,404	$151,124	$30,593	17%	$31,280	21%
Tubular Services operating income	$37,004	$21,708	$16,680	$15,296	70%	$5,028	30%
Number of automated jobs	4,008	3,525	3,557	483	14%	(32)	(1)%

The increases in Tubular Services revenue from 2012 to 2013 and from 2011 to 2012 were due to increased demand for tubular services. A significant amount of current U.S. drilling activity is in shale formations that require directional and horizontal drilling techniques, which we believe are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, has resulted in new jobs at more favorable pricing terms. The Tubular Services automated revenue for 2013, 2012, and 2011 also included $16.1 million, $6.7 million, and $2.3 million, respectively, of revenue from CDS equipment sales. Additionally, during 2013 and 2012, Premiere Casing Services - Egypt SAE ("Premiere"), which we acquired in October 2011, recorded $13.3 million and $8.3 million of revenue, respectively, from conventional service offerings, compared to $0.7 million during 2011.

The increase in Tubular Services operating income from 2012 to 2013 was due primarily to higher revenue for our automated tubular services offerings mentioned above and increased CDS equipment sales, which provide higher operating margins. The improvement in our Tubular Services operating results from 2011 to 2012 was primarily a function of the revenue factors discussed above, which provided flow-through to our operating margin as benefits were derived from economies of scale. During 2010, our operating results included a $1.8 million decrease in operating income resulting from a customer dispute over contract term interpretations, which was resolved favorably in 2013.

 Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to the Schlumberger Group. For detailed discussion of this matter, see Part II, Item 8, Financial Statements and Supplementary Data, Note 3 included in the Report on Form 10-K.

Below is a summary of our Casing Drilling operating results for the years ended December 31, 2013, 2012, and 2011 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013		2011 to 2012
Casing Drilling revenue	$624	$12,893	$17,147	$(12,269)	(95)%	$(4,254)	(25)%
Casing Drilling operating income (loss)	$2,124	$8,191	$(12,392)	$(6,067)	(74)%	$20,583	166%

Casing Drilling operating income for the years ended December 31, 2013 and 2012, includes a $1.4 million and $12.4 million gain from the sale of the business segment, respectively.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale on June 4, 2012.  The following is a summary of our research and engineering expense for the years ended December 31, 2013, 2012, and 2011 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013		2011 to 2012
Research and engineering expense	$8,578	$10,457	$12,512	$(1,879)	(18)%	$(2,055)	(16)%

Research and engineering expenses decreased from 2012 to 2013 and 2011 to 2012 due to the absence of Casing Drilling research and engineering after the sale of this business segment on June 4, 2012. We continue our investment in the development, commercialization and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level overhead, general and administrative expenses, and certain selling and marketing expenses.  Below is a summary of our corporate and other expense for the years ended December 31, 2013, 2012, and 2011 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013		2011 to 2012
Corporate and other expenses	$42,396	$30,363	$38,058	$12,033	40%	$(7,695)	(20)%
Corporate and other expenses as a % of revenue	8%	5%	7%		3 pts		(2) pts

Corporate and other expenses were higher in 2013 than in 2012 due primarily to increased general and administrative long-term and short-term incentive compensation of $3.8 million, increased legal fees of $2.9 million, and increased costs associated with centralized operations support personnel and other related increases of $5.3 million. Corporate and other expenses were lower in 2012 than in 2011 primarily due to decreased short term and long term incentive compensation.

Corporate and other expenses as a percentage of revenue increased in 2013 as compared to 2012 and 2011 due to lower revenues during 2013 primarily due to decreased top drive sales and increased corporate and other expenses due to the factors mentioned above.

Other Expense

Below is a summary of our other expense for the years ended December 31, 2013, 2011, and 2010 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013		2011 to 2012
Other expense
Interest expense	$713	$1,204	$1,504	$(491)	(41)%	$(300)	(20)%
Interest income	(49)	(104)	(2,596)	55	53%	2,492	96%
Foreign exchange losses	4,835	3,083	2,523	1,752	57%	560	22%
Other income	(1,547)	(1,983)	(186)	436	22%	(1,797)	(966)%
Total other expense	$3,952	$2,200	$1,245	$1,752	80%	$955	77%

Interest expense — Interest expense decreased from 2012 to 2013 due primarily to interest expenses accrued during 2012 for tax assessments in foreign jurisdictions. Interest expense decreased from 2011 to 2012 due primarily to a reduction of $1.6 million to interest expense previously accrued for a legacy withholding tax issue in a foreign jurisdiction based on favorable determinations received in April 2012 and January 2013. This reduction was partially off-set by interest expenses accrued during 2012 for tax assessments in foreign jurisdictions. For detailed discussion of these tax matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in the Report on Form 10-K.  During the fourth quarter of 2012, we drew down and repaid $10.0 million on our credit facility to fund working capital needs. In addition, 2012 results include interest expense on the debt assumed from our acquisition of Premiere in October 2011.

Interest income — Interest income decreased from 2011 in both 2012 and 2013 due to a refund received from the Mexican tax authorities during the second quarter of 2011 as described in Part II, Item 8. Financial Statements and Supplementary Data, Note 14 of this Report on Form 10-K. We recorded $2.4 million in interest income and $0.6 million in other income, partially offset by $0.4 million of interest expense during 2011 related to this refund.

Foreign exchange losses — Foreign exchange losses increased from 2012 to 2013 and from 2011 to 2012 due to fluctuations in the valuation of the U.S. dollar compared to other currencies in which we transact around the world, including the Venezuelan bolivar fuerte, Canadian dollars, Argentine pesos, Mexican pesos, Russian rubles, Euros, and Singapore dollars, among others. During 2013 we were especially impacted by currency losses in Latin America. During 2012 and 2011, our foreign exchange losses were negatively affected by increased volatility in the global economy caused by the U.S. debt downgrade and European debt crisis. From time to time, we may use foreign currency forward contracts to manage our currency exchange exposures on foreign currency denominated balances and anticipated cash flows. However, we did not have any foreign currency forward contracts in place during the years ended December 31, 2013, 2012, and 2011.

Other expense — Other expense reflects gains and losses on sales of non-operating assets, penalties, and other miscellaneous expense (income). In 2013, we participated in an amnesty program for tax issues in a foreign jurisdiction. The impact of this program was recognized in the first quarter of 2013 by reversing $1.8 million of other expense previously accrued for this issue.  In 2012, we recorded a reduction of $3.1 million previously expensed for a legacy withholding tax issue in a foreign jurisdiction based on favorable determinations received in April 2012 and January 2013. This reduction was partially off-set by penalties accrued during 2012 for tax assessments in foreign jurisdictions. For detailed discussion of these tax matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14 included in the Report on Form 10-K.

  Income Tax Provision

	Year Ended December 31,			Increase/Decrease
	2013	2012	2011	2012 to 2013	2011 to 2012
Effective income tax rate	30%	33%	35%	(3) pts	(2) pts

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

Our effective tax rates for 2013, 2012, and 2011 were higher than the 25.0% Canadian statutory rate primarily due to the level of profit earned in higher-taxed jurisdictions and non-deductible expenses in those jurisdictions.

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

Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives, and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our revolving credit facility.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2014, we forecast capital expenditures to be between $35 million and $45 million, based on current market conditions.  We expect to be able to fund our activities for 2014 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

As of December 31, 2013, we had no outstanding borrowings under our revolving credit facility, and we had availability to borrow $121.1 million under our revolving credit facility.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. We were in compliance with our bank covenants at December 31, 2013.  For further discussion on our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9 included in this Report on Form 10-K.

Our net cash position as of December 31, 2013 and 2012 was as follows (in thousands):

	Years ended December 31,
	2013	2012
Cash	$97,277	$22,014
Current portion of long term debt	(385)	(119)
Long term debt	(27)	(142)
Net cash	$96,865	$21,753

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Report on Form 10-K may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2013 and 2012.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $94.0 million in 2013 compared to $17.6 million in 2012.  The increase in net cash provided by operating activities is primarily due to improved working capital balances, especially in inventory.

Investing Activities – Net cash used for investing activities was $24.3 million during 2013 compared to $14.2 million during 2012.  During 2013 and 2012, we used $38.1 million and $63.7 million of cash, respectively, for capital expenditures. We received $9.2 million and $10.4 million of cash during 2013 and 2012, respectively, from sales of operating assets and $6.2 million and $39.5 million of cash during 2013 and 2012, respectively, from the sale of the Casing Drilling business.  Additionally, during 2011 we used $16.0 million of cash to acquire Premiere, net of cash acquired during the transaction.

Financing Activities – Net cash provided by financing activities was $5.5 million during 2013 compared with net cash used of $4.4 million during 2012. During 2013, we borrowed and paid back $9.0 million from our revolving credit facility. During 2012, we paid off $6.3 million of debt assumed as part of the Premiere acquisition, and we borrowed and paid back $35.4 million from our revolving credit facility.

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

We test goodwill on a reporting unit basis for impairment using a fair value approach and perform our goodwill impairment test annually as of December 31 or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. We estimate the fair value of goodwill based on discounted cash flows (the income approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. During times of economic volatility, significant judgment must be applied to determine our weighted-average cost of capital that we use to determine the discount rate.  If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to goodwill impairment losses that could be material to our results of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements other than the contractual obligations and letters of credit noted below.

Contractual Obligations

We are party to various contractual obligations.  A portion of these obligations are reflected in our financial statements, such as long term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet.  The following is a summary of our contractual cash obligations as of December 31, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations
Principal	$412	$385	$27	$—	$—
Interest	8	8	—	—	—
Operating lease obligations (a)	13,288	4,442	4,993	2,823	1,030
Manufacturing purchase commitments (b)	34,909	34,909	—	—	—
	$48,617	$39,744	$5,020	$2,823	$1,030

(a)	We have operating lease commitments expiring at various dates, principally administrative offices, operation facilities and equipment.

(b)	Represents manufacturing purchase commitments for executed purchase orders that have been submitted to the respective vendor.

Letters of Credit

We enter into letters of credit in the ordinary course of business.  As of December 31, 2013, we had outstanding letters of credit of approximately $6.5 million.

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

Interest Rate Risk – At December 31, 2013, our debt consisted of capital leases assumed in our acquisition of Premiere and various short-term notes payable. At year end, we had no outstanding debt related to our credit facility, but we have had significant debt borrowings in the past and currently have the ability to borrow up to $121.1 million under our existing revolving credit facility, subject to the maintenance of certain financial ratios required by restrictive covenants.  Our credit facility has a variable interest rate, which exposes us to interest rate risk.  From time to time, we may use derivative financial instruments to manage our interest rate exposures. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not party to any interest rate swaps during the year ended December 31, 2013.

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

Foreign Currency Risk – As a multinational company, we conduct business in over 35 countries. On a global basis, our functional currency is the US dollar, which is consistent with much of the oil and gas industry. Over 75% of our revenue in 2013 was denominated in US dollars. However, outside the United States, a significant portion of our expenses are incurred in foreign currencies. Therefore, when the US dollar weakens in relation to the foreign currencies of the countries in which we conduct business, the US dollar-reported expenses will increase. Conversely, when local currencies weaken in relation to the US dollar we experience foreign exchange losses on monetary settlement and balances that are receivable in local currencies. As a result, we have experienced foreign exchange losses of $4.8 million, $3.1 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In late January 2014, Venezuela announced the establishment of a dual exchange rate system. A rate of 6.3 Venezuelan bolivar fuerte to the US dollar will be applied to priority sectors, such as food and medicine, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions. Although the functional currency of our operations in Venezuela is the US dollar, a portion of the transactions are denominated in bolivar fuerte. For financial reporting purposes, such local currency transactions are remeasured into US dollars at the official exchange rate which was fixed at 6.3 Venezuelan bolivar fuerte to the US dollar for most of 2013. At December 31, 2013, we had approximately $5 million of net monetary assets denominated in Venezuelan bolivar fuerte. Depending on the exchange rate we are required to apply, we may incur a charge to our income statement in the first quarter of 2014. For example, if we are required to apply an exchange rate that is 20% more Venezuelan bolivar fuerte to the US dollar it would result in a charge of approximately $1.0 million.

The functional currency of our operations in Argentina is the US dollar, a portion of the transactions are denominated in Argentine pesos. For financial reporting purposes, such local currency transactions are remeasured into US dollars at the market exchange rates through related reporting periods. For 2013 the exchange rate of Argentine pesos to the US dollar for most of 2013 fluctuated and became more unfavorable to the US dollar as the year progressed. At January 1, 2013 the exchange rate of Argentine pesos to the US dollar was 4.9 and at December 31, 2013 the exchange rate was 6.5. This unfavorable trend is expected to continue into 2014 as the exchange rate at January 31, 2014 was 8.0.  At December 31, 2013, we had approximately $8 million of net monetary assets denominated in Argentine pesos. Depending on the exchange rate we are required to apply, we may incur a charge to our income statement in the first quarter of 2014. For example, if we are required to apply an exchange rate of 8.0 Argentine Pesos to the US dollar it would result in a charge of approximately $1.8 million.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included in Part IV, Item 15, Exhibits and Financial Statement Schedules included in this Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company conducted a competitive process to select an independent registered public accounting firm to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014. As a result of this selection process, the Audit Committee approved the dismissal of PricewaterhouseCoopers LLP (“PwC”) from that role on February 10, 2014. The Audit Committee approved the engagement of Ernst & Young LLP (“E&Y”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2014. The Audit Committee’s formal engagement of E&Y is subject to the approval of the Company’s shareholders at the Company’s 2014 annual meeting of shareholders.

During the two fiscal years ended December 31, 2013 and December 31, 2012, respectively, and the subsequent interim period through February 10, 2014, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for such years within the meaning of Item 304(a)(1)(iv) of Regulation S-K. In addition, during the periods identified above, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management's assessment using the COSO criteria, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (other than the information set forth in the next paragraph in this Item 10) will be included under the section captioned “Election of Directors (Proposal One)” in our proxy statement for the 2014 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

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

Item 11. Executive Compensation.

The information required by this Item will be included under the sections captioned “Compensation Discussion and Analysis” and “Certain Relationships and Related Transactions” in our proxy statement for the 2014 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for the 2014 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included under the section captioned “Certain Relationships and Related Transactions” in our proxy statement for the 2014 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned “Appointment of the Independent Auditors (Proposal Two)” in our proxy statement for the 2014 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements
Page No.
		Report of independent registered public accounting firm	F-2
		Consolidated balance sheets - December 31, 2013 and 2012	F-3
		Consolidated statements of income for each of the three years in the period ended December 31, 2013	F-4
		Consolidated statements of shareholders’ equity and comprehensive income for each of three years in the period ended December 31, 2013	F-5
		Consolidated statements of cash flows for each of the three years in the period ended December 31, 2013	F-6
		Notes to consolidated financial statements	F-7
	(2)	Financial Statement Schedules
Page No.
		Schedule II—Valuation and qualifying accounts	F-30

(b)	Exhibits

Exhibit No.	Description
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

10.1*	Asset Purchase Agreement dated April 29, 2012 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.2*	First Amendment to Asset Purchase Agreement dated June 4, 2012 (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 8, 2012)

10.3*
Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.4*
Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.5
First Amendment to Lease between TIC Properties Management, LLC, as successor in interest to NK IV Tech Ltd. and Tesco Corporation (US), for an extension tot he lease of the corporate headquarters of Tesco Corporation, dated and effective September 19, 2013

10.6*	Final Settlement and License Agreement between Tesco Corporation and Weatherford International Inc. and Weatherford/Lamb, Inc. dated January 11, 2011, effective as of October 26, 2010

Exhibit No.	Description
10.7*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.8*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.9*+
Employment Agreement effective December 31, 2008 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on August 29, 2008)

10.10*+
Employment Agreement effective August 18, 2008 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 5, 2008)

10.11*+
Employment Agreement effective December 31, 2007 between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on January 2, 2008)

10.12*+
Employment Agreement effective May 11, 2009 by and between Tesco Corporation and Fernando Assing (incorporated by reference to Exhibit 10.4 to Tesco Corporation’s Current Report on Form 10-Q filed with the SEC on August 7, 2009)

10.13*+
Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

10.14*+
Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 24, 2013)

10.15*+
First Amendment to the Amended and Restated Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.16*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on March 17, 2009)

10.17*+
First Amendment to the Employment Agreement effective March 15, 2009 by and between Tesco Corporation and Jeffrey Foster (incorporated by reference to Exhibit 10.3 to Tesco Corporation’s Current Report on Form 8‑K filed with the SEC on March 17, 2009)

10.18*+
Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.21 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.19*+
Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Robert L. Kayl (incorporated by reference to Exhibit 10.22 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.20*+
Second Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Jeffrey L. Foster (incorporated by reference to Exhibit 10.23 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.21*+
First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.24 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.22*+
First Amendment to the Employment Agreement effective December 31, 2010 by and between Tesco Corporation and Fernando Assing (incorporated by reference to Exhibit 10.25 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.23*+
Third Amendment to the Employment Agreement effective July 15, 2011, but dated October 10, 2011 by and between Tesco Corporation and Jeffrey L. Foster (incorporated by reference to Exhibit 10.23 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 2, 2012)

Exhibit No.	Description
10.24*+
Letter Agreement effective July 15, 2011, but dated February 23, 2012 by and between Tesco Corporation and Fernando Assing (incorporated by reference to Exhibit 10.24 to Tesco Corporation’s Annual Report on Form 10‑K filed with the SEC on March 2, 2012)

10.25*+
Third Amendment to the Employment Agreement effective January 1, 2014, but dated December 11, 2013 by and between Tesco Corporation and Fernando R. Assing (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 11, 2013.)

10.26*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.27*+
Form of Instrument of Grant under Tesco Corporation 2005 Stock Option Plan (incorporated by reference to Exhibit 10.8 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 28, 2007)

10.28*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.29+	Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan, revised November 2013

10.30*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.31*+	Tesco Corporation Short Term Incentive Plan 2011 (incorporated by reference to Exhibit 10.33 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 1, 2011)

10.32*+	Tesco Corporation Short Term Incentive Plan 2012 (incorporated by reference to Exhibit 10.32 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 2, 2012)

10.33*+	Tesco Corporation Short Term Incentive Plan 2013 (incorporated by reference to Exhibit 10.31 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 5, 2013)

10.34*+	Tesco Corporation Short Term Incentive Plan 2014 (incorporated by reference to Exhibit 10.2 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2013)

14*	Tesco Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on August 14, 2013)

16*	Letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on February 14, 2014)

21	Subsidiaries of Tesco Corporation

23	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation and Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

__________________________________

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/S/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer

Date:	March 4, 2014

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

Signature	Title	Date

/S/ JULIO M. QUINTANA	President and Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2014
Julio M. Quintana

/s/ CHRIS L. BOONE	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2014
Chris L. Boone

/s/ MICHAEL W. SUTHERLIN	Chairman of the Board	March 4, 2014
Michael W. Sutherlin

/s/ FRED J. DYMENT	Director	March 4, 2014
Fred J. Dyment

/s/ GARY L. KOTT	Director	March 4, 2014
Gary L. Kott

/s/ R. VANCE MILLIGAN	Director	March 4, 2014
R. Vance Milligan

/s/ JOHN T. REYNOLDS	Director	March 4, 2014
John T. Reynolds

/s/ NORMAN W. ROBERTSON	Director	March 4, 2014
Norman W. Robertson

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tesco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Tesco Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Houston, Texas
March 4, 2014

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$97,277	$22,014
Accounts receivable trade, net of allowance for doubtful accounts of $3,006 and $2,878 as of December 31, 2013 and 2012, respectively	142,584	130,769
Inventories, net	97,363	124,506
Income taxes recoverable	7,343	4,228
Deferred income taxes	6,483	4,367
Prepaid and other current assets	30,388	36,993
Total current assets	381,438	322,877
Property, plant and equipment, net	204,908	209,933
Goodwill	32,732	32,732
Deferred income taxes	11,823	11,792
Intangible and other assets, net	6,778	6,438
Total assets	$637,679	$583,772
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$385	$119
Accounts payable	45,566	43,603
Deferred revenue	21,289	10,650
Warranty reserves	2,393	3,719
Income taxes payable	5,863	6,894
Accrued and other current liabilities	35,489	38,234
Total current liabilities	110,985	103,219
Long term debt	27	142
Other liabilities	199	2,416
Deferred income taxes	9,494	8,487
Total liabilities	120,705	114,264
Commitments and contingencies (Note 14)
Shareholders’ equity
First preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2013 or 2012	—	—
Second preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2013 or 2012	—	—
Common shares; no par value; unlimited shares authorized; 39,680 and 38,928 shares issued and outstanding at December 31, 2013 and 2012, respectively	224,666	213,460
Retained earnings	256,807	220,547
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	516,974	469,508
Total liabilities and shareholders’ equity	$637,679	$583,772

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the years ended December 31,
	2013	2012	2011
Revenue
Products	$202,529	$238,459	$211,313
Services	322,724	314,680	301,656
	525,253	553,139	512,969
Operating expenses
Cost of sales and services
Products	157,518	175,851	155,168
Services	255,485	257,561	253,626
	413,003	433,412	408,794
Selling, general and administrative	49,490	44,828	49,146
Gain on sale of Casing Drilling	(1,434)	(12,353)	—
Research and engineering	8,578	10,457	12,512
Total operating expenses	469,637	476,344	470,452
Operating income	55,616	76,795	42,517
Other expense
Interest expense	713	1,204	1,504
Interest income	(49)	(104)	(2,596)
Foreign exchange losses	4,835	3,083	2,523
Other income	(1,547)	(1,983)	(186)
Total other expense	3,952	2,200	1,245
Income before income taxes	51,664	74,595	41,272
Income tax provision	15,404	24,781	14,276
Net income	$36,260	$49,814	$26,996
Earnings per share:
Basic	$0.93	$1.29	$0.71
Diluted	$0.91	$1.27	$0.69
Weighted average number of shares:
Basic	39,090	38,688	38,211
Diluted	39,760	39,102	38,878

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
Balances at December 31, 2010	38,058	$196,431	$143,737	$35,501	$375,669
Net income	—	—	26,996	—	26,996
Issuance and exercises under stock plans	511	10,142	—	—	10,142
Balances at December 31, 2011	38,569	206,573	170,733	35,501	412,807
Net income	—	—	49,814	—	49,814
Issuance and exercises under stock plans	359	6,887	—	—	6,887
Balances at December 31, 2012	38,928	213,460	220,547	35,501	469,508
Net income	—	—	36,260	—	36,260
Issuance and exercises under stock plans	752	11,206	—	—	11,206
Balances at December 31, 2013	39,680	$224,666	$256,807	$35,501	$516,974

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Operating Activities
Net income	$36,260	$49,814	$26,996
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	40,778	42,989	38,461
Stock compensation expense	5,940	4,992	7,005
Bad debt expense	430	1,574	1,763
Deferred income taxes	(1,734)	5,290	1,737
Amortization of financial items	305	279	182
Gain on sale of operating assets	(8,866)	(22,542)	(3,129)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(11,056)	(20,788)	(44,222)
Inventories	27,033	(23,466)	(52,541)
Prepaid and other current assets	2,760	677	(7,127)
Accounts payable and accrued liabilities	10,276	(24,062)	51,362
Income taxes payable (recoverable)	(6,145)	4,643	(2,417)
Other noncurrent assets and liabilities, net	(1,939)	(1,842)	1,190
Net cash provided by operating activities	94,042	17,558	19,260
Investing Activities
Additions to property, plant and equipment	(38,065)	(63,662)	(47,387)
Proceeds on sale of operating assets	9,171	10,401	6,853
Proceeds on sale of Casing Drilling, net of transaction costs	6,164	39,530	—
Acquisitions, net of cash acquired	(1,914)	—	(16,001)
Other, net	366	(466)	(1,107)
Net cash used in investing activities	(24,278)	(14,197)	(57,642)
Financing Activities
Issuances of debt	9,566	35,400	10,000
Repayments of debt	(9,415)	(41,764)	(10,746)
Proceeds from exercise of stock options	5,347	1,369	1,594
Excess tax benefit associated with equity based compensation	—	579	—
Net cash provided by (used in) financing activities	5,498	(4,416)	848
Change in cash and cash equivalents	75,263	(1,055)	(37,534)
Net cash and cash equivalents, beginning of period	22,014	23,069	60,603
Net cash and cash equivalents, end of period	$97,277	$22,014	$23,069
Supplemental cash flow information
Cash payments for interest	$532	$632	$352
Cash payments for income taxes	25,291	16,628	15,513
Cash received for income tax refunds	1,371	1,222	511
Property, plant and equipment accrued in accounts payable	617	1,181	2,128

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

Cash and cash equivalents

Cash equivalents are highly liquid, short-term investments with original maturities of less than three months, which are readily convertible to known amounts of cash.  At both December 31, 2013 and 2012, cash and cash equivalents consisted entirely of bank balances.

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

Depreciation and amortization of property, plant, and equipment, including intangible assets and capital leases, is computed on the following basis:

Asset Category	Description	Method	Life
Land, buildings, and leaseholds	Buildings Leasehold improvements	Straight-line Straight-line	20 years Lease term

Drilling equipment	Top drive rental units Tubular services equipment Support equipment	Usage Straight-line Straight-line	2,600 days 5 – 7 years 5 – 7 years

Manufacturing equipment		Straight-line	5 – 7 years

Office equipment and other	Computer hardware and software IT development costs Furniture and equipment Vehicles	Straight-line Straight-line Straight-line Straight-line	2 – 5 years 5 years 5 years 3 – 4 years

Goodwill and other intangible assets

Goodwill, resulting from business combinations, is initially recorded at acquisition-date fair value.  Goodwill is not amortized but is subject to an annual impairment test, which we perform in the fourth quarter of each year, or upon the occurrence of a triggering event.  An impairment loss is recognized when the fair value of our goodwill is less than the carrying amount of that goodwill. We perform our goodwill impairment tests at the reporting unit level using the discounted cash flow method.  All of our goodwill is assigned to our Tubular Services segment.  During the years ended December 31, 2013, 2012, and 2011, management concluded that goodwill was not impaired.

Intangible assets that have indefinite useful lives are not amortized but are subject to an annual impairment test or the occurrence of a triggering event.  Indefinite lived intangibles are considered impaired if the fair values of the intangible assets are lower than their net book values.  The fair value of intangible assets is determined based on quoted market prices in active markets, if available, or the discounted cash flow method or estimated replacement cost, if quoted market prices are not available.  We had no indefinite lived intangibles, other than goodwill, as of December 31, 2013 and 2012.

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

Income taxes

Deferred income taxes are determined using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, except for deferred taxes on income considered to be permanently reinvested in certain foreign subsidiaries.  Deferred income taxes are measured using enacted tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse.  The effect of a change in tax rates applied to deferred income taxes is recognized in the period that the change is enacted. A valuation allowance is established to reduce deferred tax assets when it is more likely than not some or all of the benefit from the deferred tax asset will not be realized.  Accrued interest and penalties related to unrecognized tax benefits are reflected in interest expense and other expense, respectively, on our consolidated statements of income.

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

For equity-classified awards, we recognize compensation expense on a graded basis over the vesting period with estimated pre-vesting forfeitures being adjusted to actual forfeitures in the month of forfeiture and actual vestings in the month of vesting.  The graded basis of amortization accelerates the recognition of compensation expense for a three year vesting period, with generally 61% being recognized in the first year, 28% being recognized in the second year and 11% being recognized in the third year.  Compensation expense for our equity-classified awards is recorded as an increase to common shares.  Consideration received on the exercise of stock options is recorded as an increase to common shares.  For liability-classified awards, we recognize compensation expense based on the fair value of the award for the portion of the service period fulfilled at the end of each reporting period.  The liability is recorded in accrued and other current liabilities on our consolidated balance sheet with the corresponding increase or decrease to compensation expense.

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

Note 3—Sale of Casing Drilling

On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group") for a total cash consideration of approximately $46.6 million, including a working capital purchase price adjustment. During the twelve months ended December 31, 2013, the Company recognized a pre-tax gain of approximately $1.4 million primarily from the working capital purchase price adjustment, in addition to the $12.4 million pre-tax gain recognized in 2012. At December 31, 2013, the total pre-tax gain from the sale is $13.8 million, net of transaction costs. The table below sets forth the details contributing to the gain on sale (in thousands):

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

On November 19, 2013, we completed the transaction to acquire 100% of the issued and outstanding stock of Custom Pipe Handlers Canada Inc (“CPH”), a private catwalk mechanization technology company located in Canada. The purchase price was allocated to the intangible assets acquired based on their estimated fair values on the acquisition date.

Note 5––Details of certain accounts

At December 31, 2013 and 2012, prepaid and other current assets consisted of the following (in thousands):

	2013	2012
Prepaid taxes other than income	$6,763	$6,307
Prepaid insurance	5,311	4,893
Other prepaid expenses	2,564	4,730
Deposits	3,910	3,948
Restricted cash	2,708	6,953
Non-trade receivables	6,848	7,193
Deferred job costs	2,284	2,969
	$30,388	$36,993

At December 31, 2013 and 2012, accrued and other current liabilities consisted of the following (in thousands):

	2013	2012
Accrued payroll and benefits	$19,317	$15,520
Accrued taxes other than income taxes	7,331	7,471
Other current liabilities	8,841	15,243
	$35,489	$38,234

Note 6—Inventories

At December 31, 2013 and 2012, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2013	2012
Raw materials	$51,742	$68,347
Work in progress	1,280	4,029
Finished goods	44,341	52,130
	$97,363	$124,506

We evaluated the carrying value of our global inventory by estimated part-by-part inventory turnover, and we projected sales estimates based on the current operating environment and the timing of forecasted economic recovery.  Based on our analysis, no charges were taken during 2013 and 2012 as the net realizable value of our consolidated inventory exceeded its carrying amount.

Reserves for excess and obsolete inventory included on our consolidated balance sheets at December 31, 2013 and 2012 were $2.1 million and $1.3 million, respectively.

Note 7—Property, plant, and equipment

At December 31, 2013 and 2012, property, plant, and equipment, by major category were as follows (in thousands):

	2013	2012
Land, buildings and leaseholds	$27,048	$26,273
Drilling equipment	331,901	317,450
Manufacturing equipment	11,340	10,110
Office equipment and other	30,590	31,086
Capital work in progress	16,681	13,509
	417,560	398,428
Less: Accumulated depreciation	(212,652)	(188,495)
	$204,908	$209,933

The net book value of used top drive rental equipment sold included in cost of sales and services on our consolidated statements of income was $3.1 million, $3.7 million and $3.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

We assumed capital leases with our acquisition of Premiere. During the year ended December 31, 2012 we paid off a significant amount of the outstanding balances related to Premiere's capital leases. At December 31, 2013 the outstanding balance of Premiere's capital leases was $0.1 million.

At December 31, 2013 and 2012, capital leases included in property, plant and equipment, at cost, by major category were as follows (in thousands):

	2013	2012
Office equipment and other	598	598
	598	598
Less: Accumulated depreciation	(437)	(282)
	$161	$316

Depreciation and amortization expense is included on our consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of sales and services	$38,079	$40,759	$36,490
Selling, general & administrative expense	2,699	2,230	1,971
	$40,778	$42,989	$38,461

Note 8—Fair value of financial instruments

The carrying value of cash, restricted cash, investments in short-term commercial paper and other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. We did not have any outstanding borrowings under our credit facility at December 31, 2013.

Note 9—Long term debt

Long term debt consists of the following (in thousands):

	December 31,
	2013	2012
Capital leases	$97	$261
Other notes payable	315	—
Current portion of long term debt	(385)	(119)
Non-current portion of long term debt	$27	$142

As part of our acquisition of Premiere in 2011, we assumed $7.4 million of outstanding debt at the acquisition date of October 16, 2011. At December 31, 2011 the balance of this debt was $5.6 million related to capital leases and $1.1 million related to notes payable. These balances represented all of our outstanding debt at December 31, 2011. During the year ended December 31, 2012 we paid off all of the outstanding balances related to Premiere's notes payable and a significant amount of the outstanding balances related to Premiere's capital leases. At December 31, 2013 the outstanding balance of Premiere's capital leases was $0.1 million.

We entered into a new credit agreement on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million and contains other restrictions, including paying cash dividends to shareholders, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at December 31, 2013, we had no outstanding borrowings, $3.9 million in letters of credit outstanding within our credit facility, and $121.1 million in available borrowing capacity. We were in compliance with our bank covenants at December 31, 2013.

Note 10—Shareholders’ equity and stock-based compensation

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2013	2012	2011
Basic weighted average number of shares outstanding	39,090	38,688	38,211
Dilutive effect of stock compensation awards	670	414	667
Diluted weighted average number of shares outstanding	39,760	39,102	38,878
Anti-dilutive options excluded from calculation due to exercise prices	636	1,207	1,022

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock, performance share units, and other stock-based awards to eligible directors, officers, employees and other persons.  The maximum number of shares that may be issued under our incentive plan may not exceed 10% of the issued and outstanding shares of our common stock.  As of December 31, 2013, 3,967,983 shares of our common stock were authorized for grants of stock-based awards and 1,668,211 shares were available for future grants.

Stock options

We grant options to our employees at an exercise price that may not be less than the market price on the date of grant.  Stock options granted under our incentive plan have historically vested equally over a three year period and expired no later than seven years from the date of grant.  Our stock-based compensation plan allows for options to be denominated in Canadian dollars or U.S. dollars at our discretion.  Prior to our delisting from the Toronto Stock Exchange (“TSX”) in 2008, options grants were generally in Canadian dollars.  In conjunction with our delisting from the TSX, subsequent option grants have been in U.S. dollars and we plan to denominate all future grants in U.S. dollars.  The following is a summary of our stock option transactions for the year ended December 31, 2013:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Term	Aggregate Intrinsic Value
U.S. dollar denominated options				(in years)	(in thousands)
Outstanding at December 31, 2012	1,837,437		$12.58
Granted	211,800		$18.06
Exercised	(484,228)		$11.06
Forfeited	(54,971)		$12.66
Expired	(25,030)		$18.00
Outstanding at December 31, 2013	1,485,008		$13.77	4.14		$9,958
Vested at December 31, 2013 or expected to vest in the future	1,468,357		$13.75	4.12		$9,882
Exercisable at December 31, 2013	954,956		$13.43	3.06		$7,192
Canadian dollar denominated options
Outstanding at December 31, 2012	322,584	C$	23.56
Granted	—	C$	—
Exercised	—	C$	—
Forfeited	—	C$	—
Expired	(209,150)	C$	21.28
Outstanding at December 31, 2013	113,434	C$	27.77	0.39	C$	—
Vested at December 31, 2013 or expected to vest in the future	113,434	C$	27.77	0.39	C$	—
Exercisable at December 31, 2013	113,434	C$	27.77	0.39	C$	—

During 2013, 2012 and 2011, we recognized $1.9 million, $1.9 million and $2.8 million of pre-tax compensation expense for stock options, including forfeiture credits, and recorded $0.6 million, $0.6 million and $0.9 million of income tax benefits, respectively.  Total compensation cost related to nonvested option awards not yet recognized at December 31, 2013 was approximately $2.4 million, which is expected to be recognized over a weighted average period of 2.4 years.  Options exercised during the years ended December 31, 2013, 2012 and 2011 had a total intrinsic value of $3.2 million, $0.3 million and $1.1 million, respectively, generated $5.3 million, $1.4 million and $1.6 million of cash proceeds, respectively, and generated $1.0 million, $0.1 million, and $0.3 million of associated income tax benefit in 2013, 2012, and 2011, respectively.

Fair Value Assumptions.  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model based on several assumptions.  These assumptions are based on management's best estimate at the time of grant.  For the years ended December 31, 2013, 2012 and 2011, the weighted average grant date fair value per share of options granted was $7.93, $6.43 and $7.78 per share, respectively.

Listed below is the weighted average of each assumption based on grants for years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Weighted average risk-free interest rate	1.31%	0.62%	1.20%
Expected dividend yield	—%	—%	—%
Expected life (years)	4.5	4.5	4.5
Weighted average expected volatility	52%	69%	61%
Weighted average expected forfeiture rate	2%	2%	2%

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

Canadian dollar-denominated stock option awards issued to non-Canadian employees and grants to non-employees are  liability-classified awards.  Accordingly, the fair value of these awards is included in accrued and other current liabilities in our consolidated balance sheets as of December 31, 2013 and 2012, the liability is adjusted to fair value at the end of each reporting period.  At December 31, 2013 and 2012, the fair value of these awards was approximately $0.0 million.

Restricted Stock

We grant restricted stock units under our incentive plan, which generally vest equally in three annual installments from the date of grant and entitle the grantee to receive the value of one share of our common stock for each vested restricted stock unit.  A summary of our restricted stock transactions for the year ended December 31, 2013 is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
U.S. dollar denominated restricted stock units
Nonvested at December 31, 2012	607,880	$12.15
Granted	214,930	$18.06
Vested	(255,483)	$12.56
Forfeited	(74,610)	$11.92
Nonvested at December 31, 2013	492,717	$14.54

    During 2013, 2012, and 2011, we recognized $3.0 million, $2.6 million, and $4.2 million of pre-tax compensation expense including forfeiture credits, respectively, on restricted stock units and recorded $0.9 million, $0.8 million, and $1.1 million of income tax benefits, respectively.  Total compensation cost related to nonvested restricted stock units not yet recognized at December 31, 2013 was approximately $5.0 million, which is expected to be recognized over a weighted average period of 2.5 years.  The grant date fair value of our restricted stock granted during 2013, 2012 and 2011 was $3.9 million, $6.1 million, and $0.6 million, respectively.

Performance Share Units

We grant performance stock units under our incentive plan, which vest in full after 3 years from the grant date and entitle the grantee to receive the value of one share of our common stock for each vested performance share unit, subject to adjustment based on a performance measure.  We have two types of performance share units; the first type is based on the annual performance of our stock price as compared to the stock price of a group of our peers, and the second type is based on meeting or exceeding a pre-determined annual operating income margin as set by our board of directors. The performance share unit performance objective multiplier can range from zero (when threshold performance is not met) to a maximum of 1.5 times the initial award.  Performance share units may be settled by delivery of our shares or the payment of cash based on the market value of our shares at the time of settlement, at our discretion.  A summary of our performance share units for the year ended December 31, 2013 is presented below:

	Number of Performance Share Units	Weighted- Average Fair Value at Reported Date
Nonvested at December 31, 2012	297,100	$12.47
Granted	106,600	$18.04
Vested	—	$—
Forfeited	(45,200)	$13.11
Expired	—	$—
Nonvested at December 31, 2013	358,500	$14.05

During 2013 and 2012, we recognized $1.0 million and $0.5 million, respectively, of pre-tax compensation expense, including forfeiture credits, on restricted stock units and recorded $0.4 million and $0.2 million, respectively, of income tax benefits.  Total compensation cost related to nonvested performance share units not yet recognized at December 31, 2013 was approximately $3.6 million, which is expected to be recognized over a weighted average period of 1.3 years.  The grant date fair value of our performance share units granted during 2013 and 2012 was $1.9 million and $3.8 million, respectively. There were no performance share unit grants or compensation expense recorded in 2011.

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.  The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$1,230	$49
Accrued liabilities and reserves	753	945
United States:
Accrued liabilities and reserves	1,184	612
Other International:
Accrued liabilities and reserves	3,497	2,850
Current deferred tax assets	6,664	4,456
Less: Valuation allowance	(181)	(89)
Total current deferred tax assets	$6,483	$4,367
Non-current:
Canada:
Tax credit carryforwards	1,360	1,836
Property, plant and equipment	8,334	8,920
United States:
Loss carryforwards	1,611	1,161
Tax credit carryforwards	157	64
Stock compensation	3,801	4,499
Other International:
Loss carryforwards	4,536	3,977
Non-current deferred tax assets	19,799	20,457
Less: Valuation allowance	(4,348)	(4,221)
Total non-current deferred tax assets	$15,451	$16,236
Deferred tax liabilities:
Current:
Other International:
Accrued liabilities and reserves	—	(140)
Total current deferred tax liabilities	$—	$(140)
Non-current:
United States:
Property, plant and equipment	$(9,830)	$(9,846)
Intangibles	(2,427)	(1,791)
Other international:
Property, plant and equipment	31	(401)
Intangibles	(894)	(894)
Total non-current deferred tax liabilities	(13,120)	(12,932)
Net deferred tax assets	$8,814	$7,531

Deferred tax assets relating to tax benefits of employee stock-based compensation have been reduced to reflect stock options exercised and restricted stock that vested during the year. Some exercises and vestings result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits or “windfalls” are reflected in net operating tax carryforwards pursuant to accounting for stock compensation under GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Because the tax benefit did not reduce our current taxes payable in 2011 due to net operating loss carryforwards, $0.6 million of “windfall” tax benefit was not reflected in our 2011 deferred tax asset related to net operating losses. However, because we utilized the prior year net operating loss carryforwards with windfall tax benefit in 2012, we recognized the additional "windfall" tax benefit of $0.6 million in 2012, as it reduced taxes payable in that year.

Since we are taxable in a number of jurisdictions around the world, income tax expense as a percentage of pre-tax earnings fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate for 2013 was 25%.  The combined rates in 2012 and 2011 were 25% and 26.5%, respectively.

Our income before income taxes consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Canada	$2,548	$27,362	$22,145
United States	1,608	17,477	(3,512)
Other international	47,508	29,756	22,639
Income before taxes	$51,664	$74,595	$41,272

Our income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Current:
Canada	$(706)	$857	$617
United States	1,148	2,842	(595)
Other international	16,696	15,792	12,517
Total current	17,138	19,491	12,539
Deferred:
Canada	15	3,456	3,264
United States	47	3,970	560
Other international	(1,796)	(2,136)	(2,087)
Total deferred	(1,734)	5,290	1,737
Income tax provision	$15,404	$24,781	$14,276

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory tax rate	25.0%	25.0%	26.5%
Effect of:
Tax rates applied to earnings not attributed to Canada	5.6	3.9	2.6
U.S. state taxes	1.2	(0.1)	0.7
Non-deductible and permanent items	2.7	2.7	4.8
Change in future tax rates	—	—	(0.1)
Change in valuation allowance	0.7	1.9	1.0
Research and development tax credits	(2.1)	(1.7)	(2.7)
Change in uncertain tax positions and tax audit assessments	(2.8)	1.1	—
Other	(0.5)	0.4	1.8
Effective tax rate	29.8%	33.2%	34.6%

During 2013, we utilized $4.4 million of non-capital loss carryforwards in Canada.  At December 31, 2013, we had $7.0 million of Canadian loss carryforwards remaining which do not expire until 2027.  These losses can be carried forward and applied to reduce future taxable income. Based on our recent history of generating taxable income to utilize our loss carryforwards, expected future income and potential tax planning strategies, we expect to fully utilize these loss carryforwards.  Therefore, there is no valuation allowance offsetting the deferred tax asset for these losses.

Certain of our U.S. and foreign subsidiaries file separate tax returns and have incurred losses in those respective jurisdictions.  At December 31, 2013 we had a deferred tax asset related to the 2013 U.S. loss carryforward of $1.6 million.  No valuation allowance has been established on the U.S. losses, as the future reversals of existing taxable temporary differences in the U.S. will generate enough taxable income to realize the tax benefit of those losses.

At December 31, 2013 we had a deferred tax asset related to other foreign loss carryforwards of $4.5 million.  Due to insufficient earnings history in the jurisdictions where such losses were generated, we do not expect to fully utilize these foreign losses.  Therefore, a partial valuation allowance has been established against the related deferred tax asset. The valuation allowance at December 31, 2013 was $3.4 million.

At December 31, 2013 we had a deferred tax asset related to foreign tax credits of $1.1 million.  These foreign tax credits are fully offset by a valuation allowance of $1.1 million, for a net deferred tax asset related to foreign tax credits of zero.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.  It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2012, we had an accrual for uncertain tax positions of $2.2 million. During 2013, we reversed $2.0 million due to legal settlements, leaving a balance of $0.2 million at December 31, 2013.  The accrual for uncertain tax positions is included in other liabilities in our consolidated balance sheet as we anticipate that these uncertainties will not be resolved within the next 12 months.  The resolution of these uncertainties should not have a material impact on our effective tax rate.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance, beginning of year	$2,204	$1,356	$1,582
Decreases in tax positions for prior years	—	(568)	—
Increase in tax positions for prior years	—	1,531	—
Legal settlements	(1,998)	(115)	—
Lapse in statute of limitations	—	—	(226)
Balance, end of year	$206	$2,204	$1,356

Interest related to uncertain tax positions is recognized in interest expense on our consolidated balance sheets, and penalties related to uncertain tax positions are recognized in other expense on our consolidated statements of income. At December 31, 2013 and 2012, we had accrued $0.5 million for the potential payment of interest and penalties on uncertain tax positions.

We are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2005.  We are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2010.

We had been previously advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 were not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor or otherwise settled the matter in accordance with an available amnesty program.

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

Note 12—Goodwill and other intangible assets

Goodwill

We perform an impairment test for goodwill annually in the fourth quarter of each year or earlier if indicators of potential impairment exist.  All of our goodwill is assigned to our Tubular Services segment. We concluded our goodwill was not impaired as of December 31, 2013 and 2012.  We had no impairment charges related to goodwill during the years ended December 31, 2013, 2012 and 2011.

The change in the carrying amount of goodwill is as follows (in thousands):

	December 31,
	2013	2012
Gross balance, beginning of year	$32,732	$32,732
Additions to goodwill	—	—
Gross balance, end of year	$32,732	$32,732

Other intangible assets

The estimated useful life, carrying amount and accumulated amortization of our intangible assets at December 31, 2013 and 2012 were as follows (in thousands):

		2013		2012
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Customer relationships	5 - 7 years	$5,850	$(3,349)	$5,850	$(2,513)
Patents	10 - 14 years	2,522	(1,538)	2,522	(1,346)
Non-compete agreements	5 years	2,010	(1,943)	2,010	(1,919)
Other		2,628	(489)	714	(270)
		$13,010	$(7,319)	$11,096	$(6,048)

Amortization expense related to our intangible assets for the years ended December 31, 2013, 2012 and 2011, was $1.2 million, $1.5 million and $1.3 million, respectively, and is included in cost of sales and services in our consolidated statements of income.  Future estimated amortization expense related to our intangible assets for the next five years is expected to be as follows (in thousands):

Years ending December 31,	Amortization expense
2014	$1,433
2015	970
2016	951
2017	899
2018	800

We did not recognize any impairment losses on our intangible assets during the years ended December 31, 2013, 2012 or 2011.

Note 13—Warranties

Changes in our warranty accrual for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Balance, beginning of year	$3,719	$3,103
Charged to expense, net	1,943	4,121
Deductions	(3,269)	(3,505)
Balance, end of year	$2,393	$3,719

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

On December 6, 2012, the District Court ruled on summary judgment that all of the asserted patent claims were obvious in view of prior art based on pre-trial evidence. This ruling overturns the favorable jury verdict. We filed a Notice of Appeal on December 21, 2012 seeking to reverse the District Court's ruling. At a procedural hearing on April 2, 2013, the District Court informed the parties that it had not intended for the December 6th Order to be final.  The District Court sent a letter to the Court of Appeals for the Federal Circuit on April 12, 2013 to confirm the District Court has jurisdiction “to proceed to set a schedule on discovery, briefing, and a bench trial on inequitable conduct.” The Federal Circuit has yet to rule on the District Court's request to have the case returned from the appeal taken in December 2012. On July 29, 2013, the District Court issued an Order allowing for limited additional discovery until October 28, 2013 to determine, among other things, whether we improperly used product markings to prove willful infringement and bolster damages, which, if true, would make our case exceptional and potentially support a claim by the adverse parties for our payment of some portion of their legal fees. Motions for summary judgment on the issue of whether this is an exceptional case were due by November 27, 2013. A bench trial on inequitable conduct and exceptional case is set for March 17, 2014 in the event our summary judgment motion is denied.

Tax Disputes: We had been previously advised by the Mexican tax authorities that they believe significant expenses incurred by our Mexican operations from 1996 through 2002 were not deductible for Mexican tax purposes.  Between 2002 and 2008, formal reassessments disallowing these deductions were issued for each of these years, all of which we appealed to the Mexican court system.  We have obtained final court rulings deciding all years in dispute in our favor or otherwise settled the matter in accordance with an available amnesty program.

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

Other contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At December 31, 2013 and 2012, our total exposure under outstanding letters of credit was $6.5 million and $8.7 million, respectively.

Commitments

We have operating lease commitments expiring at various dates, principally for administrative offices, operation facilities and equipment.  Rental expense for all operating leases was $5.6 million, $5.2 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2013 are as follows (in thousands):

Years ending December 31,	Minimum lease commitments
2014	$4,442
2015	2,961
2016	2,032
2017	1,609
2018	1,214
Thereafter	1,030

As of December 31, 2013, we had $34.9 million in manufacturing purchase commitments for executed purchase orders that were submitted to respective vendors.

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

Goodwill is allocated to the business segment to which it specifically relates.  Our goodwill has been allocated to the Tubular Services segment.

Significant financial information relating to these segments is as follows (in thousands):

	Year Ended December 31, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$311,632	$212,997	$624	$—	$—	$525,253
Depreciation and amortization	11,656	24,553	2	65	4,502	40,778
Operating income (loss)	67,462	37,004	2,124	(8,578)	(42,396)	55,616
Other expense						(3,952)
Income before income taxes						$51,664

	Year Ended December 31, 2012
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$357,842	$182,404	$12,893	$—	$—	$553,139
Depreciation and amortization	11,289	26,043	1,479	89	4,089	42,989
Operating income (loss)	87,716	21,708	8,191	(10,457)	(30,363)	76,795
Other expense						(2,200)
Income before income taxes						$74,595

	Year Ended December 31, 2011
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$344,698	$151,124	$17,147	$—	$—	$512,969
Depreciation and amortization	11,086	18,741	4,697	32	3,905	38,461
Operating income (loss)	88,799	16,680	(12,392)	(12,512)	(38,058)	42,517
Other expense						(1,245)
Income before income taxes						$41,272

Geographic areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is completed and title transfers.  Our revenue by geographic area for the past three fiscal years was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
United States	$133,025	$149,620	$144,319
Canada	151,629	182,014	177,065
South America	75,001	58,640	53,395
Asia Pacific	49,796	50,727	40,591
Mexico	52,424	45,174	40,448
Russia	22,743	35,020	27,708
Europe, Africa and Middle East	40,635	31,944	29,443
Total	$525,253	$553,139	$512,969

Our physical location of our net property, plant and equipment by geographic area as of December 31, 2013 and 2012 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2013
United States	$18,103	$17,779	$14,885	$50,767
Mexico	33,113	2,659	185	35,957
South America	11,584	7,995	1,042	20,621
Asia Pacific	7,835	19,145	1,852	28,832
Russia	16,995	550	156	17,701
Europe, Africa and Middle East	6,284	23,820	6,705	36,809
Canada	10,015	2,305	1,901	14,221
Total	$103,929	$74,253	$26,726	$204,908

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2012
United States	$18,731	$16,975	$13,316	$49,022
Mexico	34,431	8,611	368	43,410
South America	9,146	9,703	248	19,097
Asia Pacific	7,902	20,619	69	28,590
Russia	18,005	2,128	29	20,162
Europe, Africa and Middle East	3,716	28,918	4,955	37,589
Canada	8,122	3,677	264	12,063
Total	$100,053	$90,631	$19,249	$209,933

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

In Mexico, the majority of our account receivables, amounting to $13.3 million at December 31, 2013, are principally from one customer. One customer accounted for approximately 10% of our consolidated revenue during the year ended December 31, 2013. No single customer accounted for 10% or more of our consolidated revenue in any of the years ended December 31, 2012 and 2011.

In October 2013, we became aware that payments received by a third party agent in Malaysia on our behalf, for services we performed from November 2012 to January 2014, have not been made to us despite attempts to collect these payments. The aggregate amount at issue is $4.2 million received by the agent from end customers for whom we performed services.  We are currently arbitrating this matter with the agent and believe the arbitration will be awarded in our favor. We have not provided any reserve for this receivable at this time.

As of December 31, 2013, our total net investment in Venezuela was approximately $11.3 million, including net monetary assets of $5.0 million denominated in bolivar fuerte. We continue to experience delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Due to the significant aging of these receivables, we recorded a $1.1 million reserve for these balances at December 31, 2013. In addition, we routinely monitor the financial stability of our customers. Our total outstanding net trade receivables in Venezuela were $9.1 million, or approximately 6% of our total net trade receivables, as of December 31, 2013, compared to $7.1 million, or approximately 5% of our total net trade receivables, as of December 31, 2012. In February 2013, the Venezuelan government devalued the bolivar fuerte, from the preexisting exchange rate of 4.3 bolivar fuerte per United States dollar to 6.3 bolivar fuerte per United States dollar, resulting in us incurring a foreign currency loss. The net foreign currency impact of bolivar fuerte activity in the first quarter of 2013 was not material, although further devaluation of the bolivar fuerte could impact our operations.

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

Supplementary Data

Selected quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data for 2013 and 2012 (in thousands, except for per share amounts):

	For the 2013 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$127,095	$128,968	$132,248	$136,942
Operating income	11,732	13,831	17,812	12,239
Net income	8,836	10,229	11,680	5,512
Earnings per share:
Basic	$0.23	$0.26	$0.30	$0.14
Diluted	$0.22	$0.26	$0.29	$0.14

	For the 2012 quarterly period ended
	March 31(1)	June 30(2)	September 30	December 31
Revenue	$152,421	$136,673	$126,419	$137,626
Operating income	19,021	24,624	16,180	16,969
Net income	14,419	13,106	8,956	13,333
Earnings per share:
Basic	$0.37	$0.34	$0.23	$0.34
Diluted	$0.37	$0.34	$0.23	$0.34

(1) Our results for the quarterly period ended March 31, 2012 included a $3.9 million charge to increase our warranty provisions specifically associated with the gear box housing issue for our ESI model.

(2) Our results for the quarterly period ended June 30, 2012 included a $13.3 million pre-tax gain on the sale of the Casing Drilling business.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012, and 2011

	Balance at beginning of year	Charged to cost and expenses (b)	Charged to other accounts (a)	Deductions (c)	Balance at end of year
	(in thousands)
2013
Allowance for uncollectible accounts	2,878	4,584	—	(4,456)	3,006
Inventory reserves	1,284	815	—	—	2,099
Warranty reserves	3,719	1,943	—	(3,269)	2,393
Deferred tax asset valuation allowance	$4,310	$603	$—	$(379)	$4,534
2012
Allowance for uncollectible accounts	$2,491	$2,506	$—	$(2,119)	$2,878
Inventory reserves	5,925	—	—	(4,641)	1,284
Warranty reserves	3,103	4,121	—	(3,505)	3,719
Deferred tax asset valuation allowance	3,283	1,595	—	(568)	4,310
2011
Allowance for uncollectible accounts	$865	$1,763	$—	$(137)	$2,491
Inventory reserves	5,925	—	—	—	5,925
Warranty reserves	1,698	1,805	—	(400)	3,103
Allowance for uncollectible deposits (d)	3,385	—	—	(3,385)	—
Deferred tax asset valuation allowance	3,003	280	—	—	3,283

(a)	Represents currency translation adjustments and reclasses.

(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty reserve estimates.

(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty services to customers.

(d)	Relates to interest earned but unpaid on deposits held by Mexican tax authorities which were settled in 2011.