Form 10-Q
period 2014-03-31
TESCO CORP
filed 2014-05-07
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of April 30, 2014:   40,105,423

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended March 31, 2014 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  From time to time, our public filings, press releases, and other communications (such as conference calls and presentations) will contain forward-looking statements.  Forward-looking information is often, but not always, identified by the use of words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “forecast,” “target,” “project,” “may,” “will,” “should,” “could,” “estimate,” “predict,” or similar words suggesting future outcomes or language suggesting an outlook.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, management concerning anticipated financial performance, business prospects, strategies, and regulatory developments.  Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.  The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date they were issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

Please see Part I, Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report on Form 10-K”) and Part II, Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding our exposure to risks.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of risk factors may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013
Assets	(unaudited)
Current assets
Cash and cash equivalents	$97,240	$97,277
Accounts receivable trade, net of allowance for doubtful accounts of $3,595 and $3,006, respectively	136,484	142,584
Inventories, net	106,850	97,363
Income taxes recoverable	9,260	7,343
Deferred income taxes	5,432	6,483
Prepaid and other current assets	32,152	30,388
Total current assets	387,418	381,438
Property, plant and equipment, net	202,406	204,908
Goodwill	32,732	32,732
Deferred income taxes	11,997	11,823
Intangible and other assets, net	6,914	6,778
Total assets	$641,467	$637,679
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$92	$385
Accounts payable	50,929	45,566
Deferred revenue	21,420	21,289
Warranty reserves	2,281	2,393
Income taxes payable	5,038	5,863
Accrued and other current liabilities	26,925	35,489
Total current liabilities	106,685	110,985
Long term debt	7	27
Other liabilities	198	199
Deferred income taxes	9,148	9,494
Total liabilities	116,038	120,705
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 40,044 and 39,680 shares issued and outstanding, respectively	230,103	224,666
Retained earnings	259,825	256,807
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	525,429	516,974
Total liabilities and shareholders’ equity	$641,467	$637,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2014	2013
Revenue
Products	$42,829	$48,592
Services	78,569	78,503
	121,398	127,095
Operating expenses
Cost of sales and services
Products	34,694	38,188
Services	61,199	63,883
	95,893	102,071
Selling, general and administrative	13,934	12,747
Gain on sale of Casing Drilling	—	(1,484)
Research and engineering	2,466	2,029
Total operating expenses	112,293	115,363
Operating income	9,105	11,732
Other expense (income)
Interest expense	688	(470)
Interest income	(61)	(23)
Foreign exchange loss	3,339	429
Other expense (income)	6	(827)
Total other expense (income)	3,972	(891)
Income before income taxes	5,133	12,623
Income tax provision	2,115	3,787
Net income	$3,018	$8,836
Earnings per share:
Basic	$0.08	$0.23
Diluted	$0.07	$0.22
Weighted average number of shares:
Basic	39,749	38,932
Diluted	40,491	39,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$3,018	$8,836
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	9,712	10,029
Stock compensation expense	1,672	1,650
Bad debt expense	2,413	1,070
Deferred income taxes	(502)	(314)
Amortization of financial items	76	76
Gain on sale of operating assets	(771)	(3,071)
Changes in operating assets and liabilities:
Accounts receivable trade, net	3,688	4,992
Inventories	(9,487)	(1,676)
Prepaid and other current assets	(1,609)	(3,186)
Accounts payable and accrued liabilities	(2,528)	(6,453)
Income taxes recoverable	(2,743)	(2,882)
Other noncurrent assets and liabilities, net	385	(1,067)
Net cash provided by operating activities	3,324	8,004
Investing Activities
Additions to property, plant and equipment	(8,027)	(9,010)
Proceeds on sale of operating assets	1,415	1,859
Proceeds on sale of Casing Drilling, net of transaction costs	—	2,208
Other, net	(154)	38
Net cash used for investing activities	(6,766)	(4,905)
Financing Activities
Repayments of debt	(313)	(58)
Proceeds from exercise of stock options	3,718	121
Net cash provided by (used for) financing activities	3,405	63
Change in cash and cash equivalents	(37)	3,162
Net cash and cash equivalents, beginning of period	97,277	22,014
Net cash and cash equivalents, end of period	$97,240	$25,176
Supplemental cash flow information
Cash payments for interest	$116	$121
Cash payments for income taxes	5,040	7,567
Cash received for income tax refunds	98	374
Property, plant and equipment accrued in accounts payable	46	861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the three months ended March 31, 2014
Balances at January 1, 2014	39,680	$224,666	$256,807	$35,501	$516,974
Net income	—	—	3,018	—	3,018
Stock compensation related activity	364	5,437	—	—	5,437
Balances at March 31, 2014	40,044	$230,103	$259,825	$35,501	$525,429

For the three months ended March, 31, 2013
Balances at January 1, 2013	38,928	$213,460	$220,547	$35,501	$469,508
Net income	—	—	8,836	—	8,836
Stock compensation related activity	21	1,727	—	—	1,727
Balances at March 31, 2013	38,949	$215,187	$229,383	$35,501	$480,071

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of March 31, 2014 and for the quarters ended March 31, 2014 and 2013 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2013 from the audited consolidated balance sheet filed in our 2013 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Fair Value of Financial Instruments

At March 31, 2014, the carrying amount of cash and cash equivalents, accounts receivable trade, restricted cash, non-trade receivables, accounts payable, and accrued liabilities approximated their fair value due to their short-term nature. At March 31, 2014, the carrying amount of our long term debt approximated its fair value.  The fair value of our long term debt is determined using observable inputs and is based on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours (Level 2).

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

Note 3—Sale of Casing Drilling

On June 4, 2012, the Company completed the sale of substantially all of the assets of the Casing Drilling segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group") for a total cash consideration of approximately $46.6 million, including a working capital purchase price adjustment. During the three months ended March 31, 2013, the Company recognized a pre-tax gain of approximately $1.5 million primarily from the working capital purchase price adjustment, in addition to the $12.4 million pre-tax gain recognized in 2012. The total pre-tax gain from the sale was $13.8 million, net of transaction costs.

Note 4—Details of Certain Accounts

At March 31, 2014 and December 31, 2013, prepaid and other current assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid taxes other than income taxes	$6,940	$6,763
Deposits	5,249	3,910
Prepaid insurance	3,672	5,311
Other prepaid expenses	4,017	2,564
Restricted cash	2,862	2,708
Deferred job costs	2,822	2,284
Non-trade receivables	6,590	6,848
	$32,152	$30,388

At March 31, 2014 and December 31, 2013, accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and benefits	$14,307	$19,317
Accrued taxes other than income taxes	5,416	7,331
Other current liabilities	7,202	8,841
	$26,925	$35,489

Note 5—Inventories

At March 31, 2014 and December 31, 2013, inventories, net of reserves for excess and obsolete inventories of $2.5 million and $2.1 million, respectively, by major classification were as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials (1)	$61,211	$51,742
Work in progress	8,488	1,280
Finished goods (1)	37,151	44,341
	$106,850	$97,363

(1) In the first quarter of 2014, our Houston headquarters for North America became our base for global business unit supply chain sourcing. As such, we reclassified approximately $9.1 million of inventory from Finished goods to Raw materials during the first quarter of 2014.

Note 6—Property, Plant and Equipment

At March 31, 2014 and December 31, 2013, property, plant, and equipment, at cost, by major classification were as follows (in thousands):

	March 31, 2014	December 31, 2013
Land, buildings and leaseholds	$25,744	$27,048
Drilling equipment	340,534	331,901
Manufacturing equipment	11,270	11,340
Office equipment and other	29,847	30,590
Capital work in progress	16,005	16,681
	423,400	417,560
Less: Accumulated depreciation	(220,994)	(212,652)
	$202,406	$204,908

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales and services	$8,982	$9,396
Selling, general and administrative expense	730	633
	$9,712	$10,029

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenue and the cost of sales and services is included in gain on sale of operating assets in the accompanying unaudited condensed consolidated statement of cash flows. One used top drive was sold from our rental fleet during the three months ended March 31, 2014. The $0.1 million net book value of this top drive was included in cost of sales and services on our unaudited condensed consolidated statements of income for the three months ended March 31, 2014.

Note 7—Warranties

Changes in our warranty reserves during the three months ended March 31, 2014 were as follows (in thousands):

March 31, 2014
Balance as of January 1, 2014	$2,393
Charged to expense, net	178
Deductions	$(290)
Balance as of March 31, 2014	$2,281

Note 8—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2014	2013
Basic weighted average number of shares outstanding	39,749	38,932
Dilutive effect of stock-based compensation	742	498
Diluted weighted average number of shares outstanding	40,491	39,430
Anti-dilutive options excluded from calculation due to exercise prices	436	1,430

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Current tax provision	$2,617	$4,101
Deferred tax provision	(502)	(314)
Income tax provision	$2,115	$3,787

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 41% for the three months ended March 31, 2014, compared to 30% for the same period in 2013. The 11% increase for the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, the nondeductible nature of foreign exchange losses, and a $0.4 million increase to tax expense for audit adjustments in a foreign jurisdiction in the three months ended March 31, 2014.

At December 31, 2013, we had an accrual for uncertain tax positions of $0.2 million.  There was no change to this accrual during the three months ended March 31, 2014. The accrual for uncertain tax positions is included in Accrued and other current liabilities or Other liabilities in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At March 31, 2014, the entire $0.2 million is included in Other liabilities in our consolidated balance sheet.  The resolution of these uncertainties is not expected to have a material impact on our effective tax rate.

Certain state and foreign tax filings remain open to examination.  We believe that any assessment on these filings would not have a material impact on our financial position, results of operations, or cash flows.  We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and open years.  However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We are currently under audit by the Internal Revenue Service in the United States for the years ended December 31, 2011 and 2012.

Note 10—Long Term Debt

At March 31, 2014 and December 31, 2013, long term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Capital leases	92	97
Other notes payable	7	315
Current portion of long term debt	(92)	(385)
Non-current portion of long term debt	$7	$27

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt on the acquisition date of October 16, 2011. During 2013, we paid off substantially all of the outstanding balances related to Premiere's capital leases and all of the balances related to the notes payable. At March 31, 2014 the outstanding balance of Premiere's capital leases was $0.1 million.

We entered into a new credit agreement on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at March 31, 2014, we had no outstanding borrowings, $3.2 million in letters of credit outstanding and $121.8 million in available borrowing capacity. We were in compliance with our bank covenants at March 31, 2014.

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

On November 11, 2010, we won a jury verdict against National Oilwell Varco, L.P. ("NOV"), Frank's Casing Crew and Rental Tools, Inc. ("Frank's") and Offshore Energy Services, Inc. ("OES") for infringing our U.S. Patent Nos. 7,140,443 and 7,377,324.  In that verdict, the jury found that NOV's accused product, the CRT 350, infringes all valid patent claims in the asserted patents, and that NOV contributorily infringed all valid patent claims in the asserted patents.  The jury also found that Frank's accused products, the (i) SuperTAWG, (ii) FA-1, and (iii) CRT 350, and OES's accused product, the CRT 350, infringe all valid patent claims in the asserted patents.  Damages were stipulated by the parties and the verdict is subject to entry of judgment and appeal.

On December 6, 2012, the District Court ruled on summary judgment that all of the asserted patent claims were obvious in view of prior art based on pre-trial evidence. This ruling overturns the favorable jury verdict. The case remains with the District Court to determine whether there was any inequitable conduct with the USPTO or litigation misconduct in the case by TESCO. On March 10, 2014, the District Court determined that a bench bench trial on these remaining issues is not needed because a ruling can be made based on the evidence already presented. The timing of the ruling is not known at this time.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At March 31, 2014 and December 31, 2013, our total exposure under outstanding letters of credit was $6.3 million and $6.5 million, respectively.

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

Goodwill is allocated to the business segment to which it specifically relates.  All of our goodwill has been allocated to the Tubular Services segment.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended March 31, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$64,694	$56,704	$—	$—	$—	$121,398
Depreciation and amortization	2,455	6,055	—	16	1,186	9,712
Operating income (loss)	10,733	10,865	(289)	(2,466)	(9,738)	9,105
Other expense						3,972
Income before income taxes						$5,133

	Three Months Ended March 31, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$75,569	$51,095	$431	$—	$—	$127,095
Depreciation and amortization	2,807	6,109	—	24	1,089	10,029
Operating income (loss)	14,959	7,427	1,877	(2,029)	(10,502)	11,732
Other expense (income)						(891)
Income before income taxes						$12,623

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sales transaction is completed and title transfers.  Our revenue by geographic area for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Canada	$11,255	$11,058
United States	37,502	40,053
South America	21,917	16,546
Mexico	6,938	12,400
Asia Pacific	11,749	13,808
Europe, Africa and Middle East	15,906	13,380
Russia	16,131	19,850
Total	$121,398	$127,095

* Revenue for top drives sold out of Canada is reflected in the geographical area in which the top drive is initially employed.

The physical location of our net property, plant and equipment by geographic area as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	March 31, 2014
United States	$15,231	$22,427	$13,956	$51,614
Mexico	29,319	5,637	79	35,035
Europe, Africa and Middle East	7,544	24,443	3,345	35,332
Asia Pacific	7,406	19,712	589	27,707
Russia	16,438	1,830	1,141	19,409
South America	12,114	7,477	635	20,226
Canada	8,393	3,485	1,205	13,083
Total	$96,445	$85,011	$20,950	$202,406

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2013
United States	$18,103	$17,779	$14,885	$50,767
Mexico	33,113	2,659	185	35,957
Europe, Africa and Middle East	6,284	23,820	6,705	36,809
Asia Pacific	7,835	19,145	1,852	28,832
Russia	16,995	550	156	17,701
South America	11,584	7,995	1,042	20,621
Canada	10,015	2,305	1,901	14,221
Total	$103,929	$74,253	$26,726	$204,908

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

In October 2013, we became aware that payments received by a third party agent in Malaysia on our behalf, for services we performed from November 2012 to January 2014, have not been made to us despite attempts to collect these payments. The aggregate amount at issue is $4.2 million received by the agent from end customers for whom we performed services.   Based on our negotiations to resolve this matter in the first quarter of  2014, we have provided a $1.4 million reserve for this receivable at this time.

As of March 31, 2014, our total net investment in Venezuela was approximately $7.7 million, including net monetary assets of $3.7 million denominated in bolivar fuerte. We continue to experience delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Due to the significant aging of these receivables, we recorded a $0.6 million reserve for these balances at March 31, 2014.

In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (SICAD) foreign currency exchange mechanism for exchanging bolivars into U.S. dollars.  In addition, more recently, the Venezuelan government officials have indicated that the official rate of 6.3 bolivars per U.S. dollar available for exchange through the Commission for the Administration of Foreign Exchange (CADIVI)  will increasingly be reserved for the settlement of U.S. dollar denominated transactions related to purchases of essential goods and services.  In the past year, we had remeasured our bolivar denominated net monetary assets into U.S dollars for reporting purposes at the CADIVI rate which was  6.3 bolivars per U.S. dollar.  As of March 31, 2014, we assessed the SICAD exchange as being the legal mechanism most readily available to us to convert our bolivar denominated net monetary assets based on the goods and services we provide in-country.  As a result,  we applied the SICAD exchange rate of 10.8 bolivars per U.S. dollar to remeasure our bolivar denominated net monetary assets as of  March 31, 2014, which resulted in a $0.4 million foreign currency loss in the first quarter 2014. Further devaluation of the bolivar fuerte in 2014 would negatively impact our financial results and operations in the remainder of the year.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements.  Please see “Caution Regarding Forward-Looking Information; Risk Factors” above and “Risk Factors” in Part II, Item 1A below and in our 2013 Annual Report on Form 10-K, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview and Outlook

We are a global leader in the design, manufacture, and service delivery of technology-based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for and producing oil and natural gas.

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our business segments were:

•	Top Drive – top drive sales, top drive rental services, and after-market sales and services;

•	Tubular Services – proprietary and conventional tubular services;

•	Casing Drilling – proprietary Casing Drilling technology; and

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

Business Environment

One of the key indicators of our business is the number of active drilling rigs.  During the first three months of 2014, North America has experienced an improving market based on rig activity. In addition, with the increase in drilling rig efficiencies, well counts have increased. Certain countries in Latin America experienced a decline in rig activity due to various geopolitical and economic reasons. Current global macro economic conditions make any projections difficult. Below is a table that shows average rig count by region for the three months ended March 31, 2014 and 2013.

	Three Months Average Rig Count(1)		Increase / (Decrease)
	March 31,
	2014	2013	2013 to 2014
U.S.	1,780	1,758	22	1%
Canada	526	536	(10)	(2)%
Latin America (includes Mexico)	402	426	(24)	(6)%
Middle East (excludes Iran, Iraq and Sudan)	400	355	45	13%
Asia Pacific (excludes China onshore)	258	245	13	5%
Europe (excludes Russia)	135	134	1	1%
Africa	142	114	28	25%
Worldwide	3,643	3,568	75	2%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Quarter Ended March 31, 2014 and Operational Performance

During the first quarter of 2014, our Top Drive segment had 20 top drive units sold compared to 24 units sold during the same period in 2013.  Our Tubular Services segment revenue and operating income improved significantly in the first quarter of 2014 as compared to the first quarter of 2013. Our automated tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.

 Outlook for 2014

The current outlook for the global economy varies widely, but we believe that most indicators point towards a continued recovery and general improvement during the remainder of 2014. Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity for the remainder of 2014, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and our product sales backlog, we expect our top drive order rate and rental activity to moderately improve for the remainder of 2014.  Our Top Drive sales backlog was 45 units at March 31, 2014, compared to 20 units at March 31, 2013 and 32 units at December 31, 2013.  We expect our international top drive sales, rental activity, and after-market sales and services to hold steady for the remainder of 2014.

•
Tubular Services - We expect our CDS™ automated and conventional casing running business to strengthen in our domestic and international markets for the remainder of 2014.  We will continue to expand our automated casing service offerings, particularly in the major unconventional shale regions in North America, off shore in the Gulf of Mexico and select international locations.

Operating Results

Below is a summary of our operating results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	2013 to 2014
Segment revenue
Top Drive	$64,694	$75,569	$(10,875)	(14)%
Tubular Services	56,704	51,095	5,609	11%
Casing Drilling	—	431	(431)	(100)%
Consolidated revenue	$121,398	$127,095	$(5,697)	(4)%
Segment operating income (loss)
Top Drive	$10,733	$14,959	$(4,226)	(28)%
Tubular Services	10,865	7,427	3,438	46%
Casing Drilling	(289)	1,877	(2,166)	(115)%
Research & engineering	(2,466)	(2,029)	(437)	(22)%
Corporate and other	(9,738)	(10,502)	764	7%
Consolidated operating income	9,105	11,732	(2,627)	(22)%
Other expense (income)	3,972	(891)	4,863	(546)%
Income tax provision	2,115	3,787	(1,672)	(44)%
Net income	$3,018	$8,836	$(5,818)	(66)%

Top Drive Segment

Our Top Drive business segment sells equipment and provides services to drilling contractors and oil and natural gas operating companies throughout the world.  We primarily manufacture top drives that are used in drilling operations to rotate the drill string while suspended from the derrick above the rig floor.  We also provide top drive rental services on a day-rate basis for land and offshore drilling rigs, and we provide after-market sales and support for our customers.  The following is a summary of our Top Drive operating results and metrics for the three months ended March 31, 2014 and 2013 (in thousands, except percentages, units, days, and rate):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	2013 to 2014
Top Drive revenue
Sales	$25,325	$32,768	$(7,443)	(23)%
Rental services	24,700	29,736	(5,036)	(17)%
After-market sales and services	14,669	13,065	1,604	12%
	64,694	75,569	(10,875)	(14)%
Top Drive operating income	$10,733	$14,959	$(4,226)	(28)%
Number of top drive sales:
New	19	22	(3)	(14)%
Used or consignment	1	2	(1)	(50)%
	20	24	(4)	(17)%
End of period number of top drives in rental fleet	127	136	(9)	(7)%
Rental operating days(a)	5,084	5,827	(743)	(13)%
Average daily operating rate	$4,858	$5,103	$(245)	(5)%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by oil and natural gas drilling activity and new rig build activity. The average active rig count increased for the first quarter of 2014 by 2% from the same period in 2013.

Top Drive Sales Revenue — The decrease in revenue for the three months ended March 31, 2014 compared to the same period in 2013 was due primarily to a decrease in the number of units sold in North America and Russia. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units was $0.8 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

Top Drive Rental Revenue — The decrease in revenue for the three months ended March 31, 2014 compared to the same period in 2013 was due to decreased operating days in Mexico.

Top Drive After-Market Sales and Services Revenue — The increase in revenue for the three months ended March 31, 2014 as compared to the same period in 2013 was due to increased demand in North America.

Top Drive Operating Income — The decrease in operating income for the three months ended March 31, 2014 as compared to the same period in 2013 was due to four fewer top drive sales and decreased rental activity in Mexico.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS™, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods. Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.  The following is a summary of our Tubular Services operating results and metrics for the three months ended March 31, 2014 and 2013 (in thousands, except percentages and number of jobs):

	Three Months Ended March 31,		Increase/ (Decrease)
	2014	2013	2013 to 2014
Tubular Services revenue
Automated	$44,990	$40,175	$4,815	12%
Conventional	11,714	10,920	794	7%
	$56,704	$51,095	$5,609	11%
Tubular Services operating income	$10,865	$7,427	$3,438	46%
Number of automated jobs	1,008	956	52	5%

The increase in Tubular Services revenue for the three months ended March 31, 2014 compared to the same period in 2013 was due to increased demand in the Latin America region for our automated offerings, and in the Middle East for our conventional offerings. A significant amount of current U.S. drilling activity in shale formations requires directional and horizontal drilling techniques, which we believe are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, has resulted in new jobs at more favorable pricing terms. The Tubular Services automated revenue during the three months ended March 31, 2014 and 2013 also included $2.8 million of revenue for CDS™ equipment sales.

The increase in Tubular Services operating income for the three months ended March 31, 2014 as compared to the same period in 2013 was due primarily to higher revenue discussed above and related flow through to operating income in the Latin America and Middle East regions.

Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group. The Casing Drilling business was based on the proprietary Casing Drilling technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

Below is a summary of the operating results of the segment for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	2013 to 2014
Casing Drilling revenue	$—	$431	$(431)	(100)%
Casing Drilling operating income (loss)	$(289)	$1,877	$(2,166)	(115)%

Casing Drilling operating income for the three months ended March 31, 2013 was primarily attributed to a working capital adjustment gain of approximately $1.5 million from the sale. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of Casing Drilling in this Quarterly Report on Form 10-Q.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development.  The following is a summary of our research and engineering expense for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	2013 to 2014
Research and engineering expense	$2,466	$2,029	$437	22%

Research and engineering expenses increased during the three months ended March 31, 2014 as compared to the same period in 2013 due to increased spending on automation and compact projects. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies relating to our Top Drive and Tubular Services segments.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	2013 to 2014
Corporate and other expenses	$9,738	$10,502	$(764)	(7)%
Corporate and other expenses as a % of revenue	8%	8%	—

Corporate and other expenses were lower during the three months ended March 31, 2014, as compared to the same period in 2013 due primarily to lower incentive compensation.

Other Expense (Income)

Below is a summary of our other expense (income) for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013	2013 to 2014
Other expense (income)
Interest expense	$688	$(470)	$1,158	(246)%
Interest income	(61)	(23)	(38)	(165)%
Foreign exchange loss (gain)	3,339	429	2,910	678%
Other expense (income)	6	(827)	833	(101)%
Total other expense (income)	$3,972	$(891)	$4,863	(546)%

Interest expense increased in the three months ended March 31, 2014 primarily due to interest adjustments totaling $0.4 million in two Latin American jurisdictions, while the same period in 2013 included a $0.7 million credit for an interest adjustment in one Latin American jurisdiction.

Foreign exchange losses increased during the three months ended March 31, 2014 as compared to the same period in 2013 due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world. The largest foreign exchange losses during the three months ended March 31, 2014 were from the Argentine peso, the Russian ruble and the Venezuelan bolivar in the amounts of $2.0 million, $0.5 million and $0.4 million, respectively.

  Income Tax Provision

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013
Effective income tax rate	41%	30%	11 pts

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for the three months ended March 31, 2014 as compared to the same period in 2013 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, the nondeductible nature of foreign exchange losses, and a $0.4 million increase to tax expense for audit adjustments in a foreign jurisdiction in the three months ended March 31, 2014.

 Liquidity and Capital Resources

We rely on our cash and access to credit to fund our operations, growth initiatives, and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our Revolver.  We use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  For 2014, we forecast capital expenditures to be between $35 million and $45 million based on expected demand for our products and services. We expect to be able to fund our activities for the remainder of 2014 with cash flows generated from our operations, and available cash and cash equivalents.

As of March 31, 2014, we had no outstanding borrowings under our Revolver, and we had availability to borrow $121.8 million under our Revolver.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our Revolver. We were in compliance with our bank covenants at March 31, 2014.  For further discussion on our credit facility, see Part I, Item 1—“Financial Statements”, Note 10 of this Quarterly Report on Form 10-Q.

Our net cash position at March 31, 2014 and December 31, 2013 was as follows (in thousands):

	March 31, 2014	December 31, 2013
Cash	$97,240	$97,277
Current portion of long term debt	(92)	(385)
Long term debt	(7)	(27)
Net cash	$97,141	$96,865

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2014 and 2013.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $3.3 million for the three months ended March 31, 2014 compared to net cash provided of

$8.0 million for the same period in 2013.  The decrease in net cash provided by operating activities was due primarily to cash outflows from increasing inventories and other current assets.

Investing Activities – Net cash used by investing activities was $6.8 million during the three months ended March 31, 2014 compared to $4.9 million provided by investing activities during the same period of 2013.  During the three months ended March 31, 2014 and 2013, we used $8.0 million and $9.0 million of cash, respectively, for capital expenditures, and sales of operating assets provided $1.4 million and $1.9 million of cash, respectively. During the three months ended March 31, 2014, we did not receive cash from the sale of the Casing Drilling segment to the Schlumberger Group compared to $2.2 million that we received during the same period in 2013.

Financing Activities – Net cash provided by financing activities was $3.4 million during the three months ended March 31, 2014 compared to $0.1 million of net cash provided for the same period in 2013.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have increased from $34.9 million as of December 31, 2013 to $49.3 million as of March 31, 2014.  This increase of $14.4 million, or 41%, is driven primarily by greater manufacturing purchase needs to fulfill our increased top drive backlog of 45 units at March 31, 2014, compared to 32 units at December 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10−K.  We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP.  Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers.  We believe that the most critical accounting policies in this regard are those described in our 2013 Annual Report on Form 10−K.  While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2013 Annual Report on Form 10−K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —“Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us. There have been no material changes to the market risk described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in our 2013 Annual Report on Form 10-K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in

Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2013 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.  There have been no material changes to the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2013 Annual Report on Form 10-K.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer (Principal Executive Officer)
Date:	May 6, 2014

TESCO CORPORATION

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 6, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation's Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on March 5, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Julio M. Quintana, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

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