Form 10-Q
period 2014-06-30
TESCO CORP
filed 2014-08-06
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of July 31, 2014:   40,085,792

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended June 30, 2014 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  From time to time, our public filings, press releases, and other communications (such as conference calls and presentations) will contain forward-looking statements.  Forward-looking information is often, but not always, identified by the use of words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “forecast,” “target,” “project,” “may,” “will,” “should,” “could,” “estimate,” “predict,” or similar words suggesting future outcomes or language suggesting an outlook.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

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

Copies of our Canadian public filings are available through SEDAR at www.sedar.com.  Our U.S. public filings are available through www.tescocorp.com and on EDGAR at www.sec.gov.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets
Cash and cash equivalents	$99,957	$97,277
Accounts receivable trade, net of allowance for doubtful accounts of $3,415 and $3,006, respectively	132,899	142,584
Inventories, net	114,150	97,363
Income taxes recoverable	9,140	7,343
Deferred income taxes	6,096	6,483
Prepaid and other current assets	26,251	30,388
Total current assets	388,493	381,438
Property, plant, and equipment, net	205,098	204,908
Goodwill	34,401	32,732
Deferred income taxes	10,899	11,823
Intangible and other assets, net	7,235	6,778
Total assets	$646,126	$637,679
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$75	$385
Accounts payable	45,593	45,566
Deferred revenue	15,024	21,289
Warranty reserves	2,038	2,393
Income taxes payable	4,282	5,863
Accrued and other current liabilities	29,609	35,489
Total current liabilities	96,621	110,985
Long term debt	—	27
Other liabilities	855	199
Deferred income taxes	8,736	9,494
Total liabilities	106,212	120,705
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 40,323 and 39,680 shares issued and outstanding, respectively	233,860	224,666
Retained earnings	270,553	256,807
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	539,914	516,974
Total liabilities and shareholders’ equity	$646,126	$637,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Products	$65,147	$48,359	$107,977	$96,952
Services	79,959	80,609	158,527	159,112
	145,106	128,968	266,504	256,064
Operating expenses
Cost of sales and services
Products	47,605	36,661	82,299	74,849
Services	63,123	62,210	124,322	126,093
	110,728	98,871	206,621	200,942
Selling, general and administrative	13,344	13,754	27,278	26,501
Gain on sale of Casing Drilling	—	20	—	(1,464)
Research and engineering	2,500	2,492	4,966	4,521
Total operating expenses	126,572	115,137	238,865	230,500
Operating income	18,534	13,831	27,639	25,564
Other expense (income)
Interest expense	229	405	918	(64)
Interest income	(23)	(31)	(84)	(54)
Foreign exchange (gain) loss	(976)	1,635	2,363	2,064
Other expense (income)	1	(964)	7	(1,791)
Total other expense (income)	(769)	1,045	3,204	155
Income before income taxes	19,303	12,786	24,435	25,409
Income tax provision	6,563	2,557	8,678	6,344
Net income	$12,740	$10,229	$15,757	$19,065
Earnings per share:
Basic	$0.32	$0.26	$0.39	$0.49
Diluted	$0.31	$0.26	$0.39	$0.48
Dividends per share:
Basic	$0.05	$—	$0.05	$—
Weighted average number of shares:
Basic	40,175	38,988	39,963	38,960
Diluted	40,798	39,520	40,648	39,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$15,757	$19,065
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	20,089	20,229
Stock compensation expense	2,789	3,309
Bad debt expense	3,517	572
Deferred income taxes	(831)	(25)
Amortization of financial items	76	152
Gain on sale of operating assets	(1,721)	(5,126)
Changes in operating assets and liabilities:
Accounts receivable trade, net	6,168	7,707
Inventories	(14,777)	(507)
Prepaid and other current assets	4,376	3,445
Accounts payable and accrued liabilities	(13,065)	(8,131)
Income taxes recoverable	(3,378)	(9,536)
Other noncurrent assets and liabilities, net	1,146	(2,206)
Net cash provided by operating activities	20,146	28,948
Investing Activities
Additions to property, plant and equipment	(19,250)	(16,912)
Cash paid for acquisitions, net of cash acquired	(5,000)	—
Proceeds on sale of operating assets	3,344	5,174
Proceeds on sale of Casing Drilling, net of transaction costs	—	6,067
Other, net	(237)	830
Net cash used for investing activities	(21,143)	(4,841)
Financing Activities
Issuances of debt	—	9,000
Repayments of debt	(337)	(9,157)
Proceeds from exercise of stock options	6,025	151
Dividend distribution	(2,011)	—
Net cash provided by (used for) financing activities	3,677	(6)
Change in cash and cash equivalents	2,680	24,101
Net cash and cash equivalents, beginning of period	97,277	22,014
Net cash and cash equivalents, end of period	$99,957	$46,115
Supplemental cash flow information
Cash payments for interest	$230	$288
Cash payments for income taxes	12,831	16,578
Cash received for income tax refunds	138	888
Property, plant and equipment accrued in accounts payable	282	783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the six months ended June 30, 2014
Balances at January 1, 2014	39,680	$224,666	$256,807	$35,501	$516,974
Net income	—	—	15,757	—	15,757
Dividend distribution	—	—	(2,011)	—	(2,011)
Stock compensation related activity	643	9,194	—	—	9,194
Balances at June 30, 2014	40,323	$233,860	$270,553	$35,501	$539,914

For the six months ended June 30, 2013
Balances at January 1, 2013	38,928	$213,460	$220,547	$35,501	$469,508
Net income	—	—	19,065	—	19,065
Stock compensation related activity	98	2,874	—	—	2,874
Balances at June 30, 2013	39,026	$216,334	$239,612	$35,501	$491,447

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of June 30, 2014 and for the quarters and six months ended June 30, 2014 and 2013 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2013 from the audited consolidated balance sheet filed in our 2013 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions. All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Fair Value of Financial Instruments

We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

•Level 1 — quoted prices in active markets for identical assets and liabilities;
•Level 2 — observable market based inputs or unobservable inputs that are corroborated by market data

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	99,957	$99,957	$—	$—
Contingent earn-out obligations	$1,382	$—	$—	$1,382

Cash and cash equivalents approximated their fair value due to the short-term nature of the accounts.

The valuation of our contingent earn-out obligations (see further discussion in "Note 4") is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$—
Issuances	1,382
Settlements	—
Adjustments to fair value	—
Balance at end of period	$1,382

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The updated accounting guidance will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. The adoption of this accounting pronouncement is not expected to have a material impact on our condensed consolidated financial statements.

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

Note 4—Business Combinations

On May 7, 2014, we purchased substantially all of the operating assets of Tech Field Services, LLC (“TFS”) for total consideration of approximately $6.4 million, including $5.0 million of cash and $1.4 million of contingent earn-out obligations. TFS, established in 2006 in Magnolia, Texas, provides parts, maintenance, and repairs for multiple top drive manufacturers, including TESCO top drive units. In addition to its core AMSS business, TFS offers hydraulic top drive rental units to customers. The acquired assets include four top drive rental units, parts inventory, and various administrative assets. We allocated approximately $4.7 million of the purchase price to property, plant and equipment and intangible assets and approximately $1.7 million to goodwill.

Note 5—Details of Certain Accounts

At June 30, 2014 and December 31, 2013, prepaid and other current assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid taxes other than income taxes	$4,648	$6,763
Deposits	6,446	3,910
Prepaid insurance	2,497	5,311
Other prepaid expenses	5,071	2,564
Restricted cash	2,946	2,708
Deferred job costs	3,258	2,284
Non-trade receivables	1,385	6,848
	$26,251	$30,388

At June 30, 2014 and December 31, 2013, accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and benefits	$17,648	$19,317
Accrued taxes other than income taxes	4,526	7,331
Other current liabilities	7,435	8,841
	$29,609	$35,489

Note 6—Inventories

At June 30, 2014 and December 31, 2013, inventories, net of reserves for excess and obsolete inventories of $2.3 million and $2.1 million, respectively, by major classification were as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials (1)	$72,557	$51,742
Work in progress	10,201	1,280
Finished goods (1)	31,392	44,341
	$114,150	$97,363

(1) In the first quarter of 2014, our Houston headquarters for North America became our base for global business unit supply chain sourcing. As such, we reclassified approximately $9.1 million of inventory from "Finished goods" to "Raw materials" during the first quarter of 2014.

Note 7—Property, Plant and Equipment

At June 30, 2014 and December 31, 2013, property, plant, and equipment, at cost, by major classification were as follows (in thousands):

	June 30, 2014	December 31, 2013
Land, buildings, and leaseholds	$26,151	$27,048
Drilling equipment	354,060	331,901
Manufacturing equipment	11,742	11,340
Office equipment and other	30,175	30,590
Capital work in progress	13,528	16,681
	435,656	417,560
Less: Accumulated depreciation	(230,558)	(212,652)
	$205,098	$204,908

Depreciation and amortization expense for the three and six months ended June 30, 2014 and 2013 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales and services	$9,689	$9,546	$18,671	$18,942
Selling, general and administrative expense	688	654	1,418	1,287
	$10,377	$10,200	$20,089	$20,229

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenue and the cost of sales and services is included in gain on sale of operating assets in the accompanying unaudited condensed consolidated statement of cash flows. During the three and six months ended June 30, 2014, two and three used top drives were sold from our rental fleet, respectively. The net book value of these top drives, $1.4 million and $1.5 million, respectively, was included in cost of sales and services on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014.

Note 8—Warranties

Changes in our warranty reserves during the six months ended June 30, 2014 were as follows (in thousands):

June 30, 2014
Balance as of January 1, 2014	$2,393
Charged to expense, net	427
Deductions	$(782)
Balance as of June 30, 2014	$2,038

Note 9—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average number of shares outstanding	40,175	38,988	39,963	38,960
Dilutive effect of stock-based compensation	623	532	685	512
Diluted weighted average number of shares outstanding	40,798	39,520	40,648	39,472
Anti-dilutive options excluded from calculation due to exercise prices	350	1,313	396	1,429

Note 10—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax provision	$6,892	$2,268	$9,509	$6,369
Deferred tax provision	(329)	289	(831)	(25)
Income tax provision	$6,563	$2,557	$8,678	$6,344

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 34% and 36% for the three and six months ended June 30, 2014, respectively, compared to 20% and 25% for the same periods in 2013, respectively. The 14% and 11% increase for the three and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, the nondeductible nature of foreign exchange losses, and $1.4 million of favorable tax settlements in foreign jurisdictions in the three and six months ended June 30, 2013, compared to $0.4 million of unfavorable tax settlements in foreign jurisdictions in the six months ended June 30, 2014.

At December 31, 2013, we had an accrual for uncertain tax positions of $0.2 million.  There was no change to this accrual during the three and six months ended June 30, 2014. The accrual for uncertain tax positions is included in Accrued and other current liabilities or Other liabilities in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At June 30, 2014, the entire $0.2 million is included in "Other liabilities" in our consolidated balance sheet.  The resolution of these uncertainties is not expected to have a material impact on our effective tax rate.

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

Note 11—Long Term Debt

At June 30, 2014 and December 31, 2013, long term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Capital leases	75	97
Other notes payable	—	315
Current portion of long term debt	(75)	(385)
Non-current portion of long term debt	$—	$27

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt on the acquisition date of October 16, 2011. During 2013, we paid off substantially all of the outstanding balances related to Premiere's capital leases and all of the balances related to the notes payable. At June 30, 2014 the outstanding balance of Premiere's capital leases was $0.1 million.

We entered into a credit agreement on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the “Revolver”). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at June 30, 2014, we had no outstanding borrowings, $3.3 million in letters of credit outstanding, and $121.7 million in available borrowing capacity. We were in compliance with our bank covenants at June 30, 2014.

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

On December 6, 2012, the District Court ruled on summary judgment that all of the asserted patent claims were obvious in view of prior art based on pre-trial evidence. This ruling overturns the favorable jury verdict. The case remains with the District Court to determine whether there was any inequitable conduct with the USPTO or litigation misconduct in the case by TESCO. On March 10, 2014, the District Court determined that a bench trial on these remaining issues is not needed because a ruling can be made based on the evidence already presented. The timing of the ruling is not known at this time.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At June 30, 2014 and December 31, 2013, our total exposure under outstanding letters of credit was $6.7 million and $6.5 million, respectively.

Note 13—Segment Information

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

Goodwill is allocated to the business segment to which it specifically relates.  Substantially all of our goodwill has been allocated to the Tubular Services segment, with a portion to the Top Drive segment for after-market sales and services.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended June 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$86,279	$58,795	$32	$—	$—	$145,106
Depreciation and amortization	2,688	6,526	—	17	1,146	10,377
Operating income (loss)	19,380	10,864	(37)	(2,500)	(9,173)	18,534
Other expense						(769)
Income before income taxes						$19,303

	Three Months Ended June 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$76,040	$52,735	$193	$—	$—	$128,968
Depreciation and amortization	2,953	6,105	—	24	1,118	10,200
Operating income (loss)	17,266	11,341	173	(2,492)	(12,457)	13,831
Other expense (income)						1,045
Income before income taxes						$12,786

	Six Months Ended June 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$150,972	$115,500	$32	$—	$—	$266,504
Depreciation and amortization	5,143	12,581	—	33	2,332	20,089
Operating income (loss)	30,113	21,729	(326)	(4,966)	(18,911)	27,639
Other expense						3,204
Income before income taxes						$24,435

	Six Months Ended June 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$151,609	$103,831	$624	$—	$—	$256,064
Depreciation and amortization	5,760	12,214	—	48	2,207	20,229
Operating income (loss)	32,225	18,768	2,050	(4,521)	(22,958)	25,564
Other expense						155
Income before income taxes						$25,409

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the geographical region in which the product is initially employed.  Our revenue by geographic area for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Canada	$17,039	$8,940	$28,294	$19,999
United States	51,821	38,815	89,323	78,868
South America	24,086	19,165	46,003	35,711
Mexico	9,321	14,583	16,259	26,983
Asia Pacific	13,338	11,433	25,087	25,241
Europe, Africa, and Middle East	16,176	10,627	32,081	24,007
Russia	13,325	25,405	29,457	45,255
Total	$145,106	$128,968	$266,504	$256,064

The physical location of our net property, plant, and equipment by geographic area as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate, and Other	June 30, 2014
United States	$17,089	$28,253	$11,885	$57,227
Mexico	28,529	5,089	420	34,038
Europe, Africa, and Middle East	7,522	22,788	3,299	33,609
Asia Pacific	7,613	19,132	562	27,307
Russia	18,261	744	23	19,028
South America	10,678	9,686	964	21,328
Canada	2,283	4,979	5,299	12,561
Total	$91,975	$90,671	$22,452	$205,098

	Top Drive	Tubular Services	Overhead, Corporate, and Other	December 31, 2013
United States	$18,103	$17,779	$14,885	$50,767
Mexico	33,113	2,659	185	35,957
Europe, Africa, and Middle East	6,284	23,820	6,705	36,809
Asia Pacific	7,835	19,145	1,852	28,832
Russia	16,995	550	156	17,701
South America	11,584	7,995	1,042	20,621
Canada	10,015	2,305	1,901	14,221
Total	$103,929	$74,253	$26,726	$204,908

Major customers and credit risk

Our accounts receivable are principally with major international and national oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition, and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in international areas that are inherently subject to risks of economic, political, and civil instabilities, which may impact our ability to collect those accounts receivable.  The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political, and civil instabilities.  Bad debt expense is included in selling, general, and administrative expense in our consolidated statements of income.

In October 2013, we became aware that payments received by a third party agent in Malaysia on our behalf, for services we performed from November 2012 to January 2014, have not been made to us despite attempts to collect these payments. The net amount at issue was $6.1 million to be received by the agent from end customers for whom we performed services.   Based on our negotiations to resolve this matter in the first quarter of  2014, we provided a $1.4 million reserve. In June 2014, this dispute was settled for total consideration of $4.3 million, of which $3.2 million, net of withholding tax held by KST, in cash was received in the second quarter 2014. The remaining amount is to be collected by March 2015. The total uncollectible amount was $1.8 million, of which $0.3 million was due to Schlumberger from KST. The remaining balance of $1.5 million was written off against the previously established reserve.

As of June 30, 2014, our total net investment in Venezuela was approximately $6.8 million, including net monetary assets of $3.7 million denominated in bolivar fuerte. We continue to experience delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Due to the significant aging of these receivables, we recorded a $0.6 million reserve for these balances at June 30, 2014.

In 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivar for dollars at a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement (SICAD). In February 2014, the Venezuelan government announced plans to significantly expanded the use of the SICAD through the introduction of a second program intended to more closely resemble a market driven exchange rate, SICAD 2. In addition, the Venezuelan government officials indicated that the official rate of 6.3 bolivar per U.S. dollar available for exchange through the Commission for the Administration of Foreign Exchange (CADIVI) will increasingly be reserved for the settlement of U.S. dollar denominated transactions related to purchases of essential goods and services. Prior to 2014 we had remeasured our bolivar denominated net monetary assets into U.S dollars for reporting purposes at the CADIVI rate, which was 6.3 bolivars per U.S. dollar.  As of March 30, 2014, we assessed the SICAD 1 exchange as being the legal mechanism most readily available to us to convert our bolivar denominated net monetary assets based on the goods and services we provide in-country. Consequently, we remeasured our bolivar denominated net monetary assets at March 30, 2014 into U.S. dollars at the SICAD 1 rate of 10.8 bolivars per U.S. dollar, which resulted in a $0.4 million foreign currency loss. During the three months ended June 30, 2014, we determined that the SICAD 2 more closely resembled the true market rate of exchange, and consequently, we remeasured our bolivar denominated net monetary assets as of June 30, 2014 into U.S. dollar at the SICAD 2 rate of 49.9 bolivar per U.S. dollar, which resulted in a $0.7 million foreign currency loss. Further devaluation of the bolivar fuerte in 2014 would negatively impact our financial results and operations in the remainder of the year.

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

Business Environment

One of the key indicators of our business is the number of active drilling rigs.  During the first six months of 2014, North America experienced an improving market based on rig activity. In addition, with the increase in drilling rig efficiencies, well counts have increased. Certain countries in Latin America experienced a decline in rig activity due to various geopolitical and economic reasons. Current global macro economic conditions make any projections difficult. Below is a table that shows average rig count by region for the three and six months ended June 30, 2014 and 2013.

	Three Months Average Rig Count(1)		Increase / (Decrease)		Six Months Average Rig Count(1)		Increase / (Decrease)
	June 30,				June 30,
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
U.S.	1,852	1,761	91	5%	1,816	1,760	56	3%
Canada	202	155	47	30%	364	345	19	6%
Latin America (includes Mexico)	402	425	(23)	(5)%	402	426	(24)	(6)%
Middle East (excludes Iran, Iraq and Sudan)	415	368	47	13%	408	362	46	13%
Asia Pacific (excludes China onshore)	249	252	(3)	(1)%	253	248	5	2%
Europe (excludes Russia)	149	133	16	12%	142	133	9	7%
Africa	133	127	6	5%	137	121	16	13%
Worldwide	3,402	3,221	181	6%	3,522	3,395	127	4%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Quarter Ended June 30, 2014 and Operational Performance

During the second quarter of 2014, our Top Drive segment had 35 top drive units sold compared to 24 units sold during the same period in 2013. Our Tubular Services segment revenue improved significantly in the second quarter of 2014 as compared to the second quarter of 2013. Our automated tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.

 Outlook for 2014

The current outlook for the global economy varies widely, but we believe that most indicators point towards a general improvement during the remainder of 2014. Current global macro-economic conditions make any projections difficult and uncertain; however, in each of our revenue generating segments, we anticipate moderately improved activity for the remainder of 2014, as follows:

•
Top Drive - Based upon existing drilling and bidding levels and our product sales backlog, we expect our top drive order rate and rental activity to moderately improve for the remainder of 2014.  Our Top Drive sales backlog was 51 units at June 30, 2014, compared to 10 units at June 30, 2013 and 32 units at December 31, 2013.  We expect our international top drive sales, rental activity, and after-market sales and services to hold steady for the remainder of 2014.

•
Tubular Services - We expect our CDS™ automated and conventional casing running business to strengthen in our domestic and international markets for the remainder of 2014.  We will continue to expand our automated casing service offerings, particularly in the major unconventional shale regions in North America, offshore in the Gulf of Mexico and select international locations.

Operating Results

Below is a summary of our operating results for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Segment revenue
Top Drive	$86,279	$76,040	$10,239	13%	$150,972	$151,609	$(637)	—%
Tubular Services	58,795	52,735	6,060	11%	115,500	103,831	11,669	11%
Casing Drilling	32	193	(161)	(83)%	32	624	(592)	(95)%
Consolidated revenue	$145,106	$128,968	$16,138	13%	$266,504	$256,064	$10,440	4%
Segment operating income (loss)
Top Drive	$19,380	$17,266	$2,114	12%	$30,113	$32,225	$(2,112)	(7)%
Tubular Services	10,864	11,341	(477)	(4)%	21,729	18,768	2,961	16%
Casing Drilling	(37)	173	(210)	(121)%	(326)	2,050	(2,376)	(116)%
Research & engineering	(2,500)	(2,492)	(8)	—%	(4,966)	(4,521)	(445)	(10)%
Corporate and other	(9,173)	(12,457)	3,284	26%	(18,911)	(22,958)	4,047	18%
Consolidated operating income	18,534	13,831	4,703	34%	27,639	25,564	2,075	8%
Other expense (income)	(769)	1,045	(1,814)	(174)%	3,204	155	3,049	1,967%
Income tax provision	6,563	2,557	4,006	157%	8,678	6,344	2,334	37%
Net income	$12,740	$10,229	$2,511	25%	$15,757	$19,065	$(3,308)	(17)%

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

The following is a summary of our Top Drive operating results and metrics for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages, units, days, and rate):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Top Drive revenue
Sales	$40,536	$29,196	$11,340	39%	$65,860	$61,963	$3,897	6%
Rental services	26,726	30,748	(4,022)	(13)%	51,426	60,484	(9,058)	(15)%
After-market sales and services	19,017	16,096	2,921	18%	33,686	29,162	4,524	16%
	86,279	76,040	10,239	13%	150,972	$151,609	$(637)	—%
Top Drive operating income	$19,380	$17,266	$2,114	12%	$30,113	$32,225	$(2,112)	(7)%
Number of top drive sales:
New	33	21	12	57%	52	43	9	21%
Used or consignment	2	3	(1)	(33)%	3	5	(2)	(40)%
	35	24	11	46%	55	48	7	15%
End of period number of top drives in rental fleet	135	133	2	2%	135	133	2	2%
Rental operating days(a)	5,389	6,164	(775)	(13)%	10,473	11,991	(1,518)	(13)%
Average daily operating rate	$4,959	$4,988	$(29)	(1)%	$4,910	$5,044	$(134)	(3)%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by oil and natural gas drilling activity and new rig build activity. The average active rig count increased for the second quarter of 2014 and year-to-date by 6% and 4%, respectively, from the same periods in 2013.

Top Drive Sales Revenue — The increase in revenue for the three and six months ended June 30, 2014 compared to the same periods in 2013 is due primarily to an increase in the number of units sold in North America and Russia. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet, and whether a power unit was included in the sale.  Revenue related to the sale of used or consignment top drive units is $2.3 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively.

Top Drive Rental Revenue — The decrease in revenue for the three and six months ended June 30, 2014 compared to the same periods in 2013 is due to decreased operating days, primarily in Russia, Indonesia, and Mexico.

Top Drive After-Market Sales and Services Revenue — The increase in revenue for the three and six months ended June 30, 2014 as compared to the same period in 2013 is due to increased demand in North America.

Top Drive Operating Income — The increase in operating income for the three months ended June 30, 2014 as compared to the same period in 2013 is primarily due to an increase in the number of top drives sold in North America and Russia. The decrease in operating income for the six months ended June 30, 2014 as compared to the same period in 2013 is due to decreased rental activity in Russia, Indonesia, and Mexico.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS™, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods. Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.  The following is a summary of our Tubular Services operating results and metrics for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages and number of jobs):

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Tubular Services revenue
Automated	$48,588	$43,115	$5,473	13%	$93,578	$83,291	$10,287	12%
Conventional	10,207	9,620	587	6%	21,922	20,540	1,382	7%
	$58,795	$52,735	$6,060	11%	$115,500	$103,831	$11,669	11%
Tubular Services operating income	$10,864	$11,341	$(477)	(4)%	$21,729	$18,768	$2,961	16%
Number of automated jobs	1,075	975	100	10%	2,083	1,931	152	8%

The increase in Tubular Services revenue for the three and six months ended June 30, 2014 compared to the same periods in 2013 is due to increased demand in the Latin America region for our automated offerings, and in the Middle East for our conventional offerings. A significant amount of current U.S. drilling activity in shale formations requires directional and horizontal drilling techniques, which we believe are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, resulted in new jobs at more favorable pricing terms. The Tubular Services automated revenue during the three and six months ended June 30, 2014 also includes $5.6 million and $8.4 million, respectively, of revenue for CDS™ equipment sales, compared to $3.1 million and $5.8 million during the same periods in 2013.

The decrease in Tubular Services operating income for the three months ended June 30, 2014 as compared to the same period in 2013 is due to a $1.9 million reduction in operating expense based on a favorable determination received in June 2013 related to a customer dispute over contract term interpretations in a foreign jurisdiction in 2013 that was not repeated in 2014. The increase in operating income for the six months ended June 30, 2014 compared to the same period in 2013 is due primarily to higher revenue discussed above and related flow through to operating income in the Latin America and Middle East regions.

Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group. The Casing Drilling business was based on the proprietary Casing Drilling technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

Below is a summary of the operating results of the segment for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Casing Drilling revenue	$32	$193	$(161)	(83)%	$32	$624	$(592)	(95)%
Casing Drilling operating income (loss)	$(37)	$173	$(210)	(121)%	$(326)	$2,050	$(2,376)	(116)%

Casing Drilling operating income for the six months ended June 30, 2013 is primarily attributed to a working capital adjustment gain of approximately $1.5 million from the sale. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of Casing Drilling in this Quarterly Report on Form 10-Q.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development.  The following is a summary of our research and engineering expense for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Research and engineering expense	$2,500	$2,492	$8	—%	$4,966	$4,521	$445	10%

Research and engineering expenses increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 due to increased spending on automation and compact projects. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies relating to our Top Drive and Tubular Services segments.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase / (Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Corporate and other expenses	$9,173	$12,457	$(3,284)	(26)%	$18,911	$22,958	$(4,047)	(18)%
Corporate and other expenses as a % of revenue	6%	10%	(4) pts		7%	9%	(2) pts

Corporate and other expenses were lower during the three and six months ended June 30, 2014, as compared to the same periods in 2013 due primarily to decreased legal fees.

Other Expense (Income)

Below is a summary of our other expense (income) for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Other expense (income)
Interest expense	$229	$405	$(176)	(43)%	$918	$(64)	$982	1,534%
Interest income	(23)	(31)	8	26%	(84)	(54)	(30)	(56)%
Foreign exchange loss (gain)	(976)	1,635	(2,611)	(160)%	2,363	2,064	299	14%
Other expense (income)	1	(964)	965	(100)%	7	(1,791)	1,798	100%
Total other expense (income)	$(769)	$1,045	$(1,814)	(174)%	$3,204	$155	$3,049	1,967%

Interest expense decreased in the three months ended June 30, 2014 primarily due to interest expense adjustments totaling $0.1 million in a North American jurisdiction in 2013, while the same period in 2014 had no adjustments. Interest expense increased in the six months ended June 30, 2014 primarily due to interest adjustments totaling $0.4 million in two Latin American jurisdictions in 2014, while the same period in 2013 includes a $0.7 million credit for an interest adjustment in one Latin American jurisdiction.

Foreign exchange losses decreased during the three months ended June 30, 2014 as compared to the same period in 2013 due to fluctuations in the valuation of the U.S. dollar compared to the Venezuelan bolivar fuerte and Argentine peso, resulting in a gain of $0.7 million and $0.6 million, respectively, and partially offset by losses in the Canadian dollar and Mexican peso of $0.3 million and $0.1 million, respectively. Foreign exchange losses increased during the six months ended June 30, 2014 as compared to the same period in 2013 due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world. The largest foreign exchange losses during the six months ended June 30, 2014 were from the Argentine peso, the Russian ruble, and the Mexican peso in the amounts of $1.4 million, $0.5 million and $0.2 million, respectively.

Other expense increased in the three and six months ended June 30, 2014 primarily due to our participation in an amnesty program for a tax issue in a foreign jurisdiction in March and May 2013, for which there was no participation in 2014. For the three and six months ended June 30, 2013, there was a reversal of $0.9 million and $1.8 million, respectively, of other expense previously made for these issues.

  Income Tax Provision

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013		2014	2013
Effective income tax rate	34%	20%	14 pts	36%	25%	11 pts

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, the nondeductible nature of foreign exchange losses, and $1.4 million of favorable tax settlements in foreign jurisdictions in the three and six months ended June 30, 2013, compared to $0.4 million of unfavorable tax settlements in foreign jurisdictions in the six months ended June 30, 2014.

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

As of June 30, 2014, we had no outstanding borrowings under our Revolver, and we had availability to borrow $121.7 million under our Revolver.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our Revolver. We were in compliance with our bank covenants at June 30, 2014.  For further discussion on our credit facility, see Part I, Item 1—“Financial Statements”, Note 10 of this Quarterly Report on Form 10-Q.

Our net cash position at June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
Cash	$99,957	$97,277
Current portion of long term debt	(75)	(385)
Long term debt	—	(27)
Net cash	$99,882	$96,865

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2014 and 2013.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $20.1 million for the six months ended June 30, 2014 compared to net cash provided of $28.9 million for the same period in 2013.  The decrease in net cash provided by operating activities was due primarily to cash outflows from increasing inventories and decreasing accrued and other current liabilities.

Investing Activities – Net cash used by investing activities was $21.1 million during the six months ended June 30, 2014 compared to $4.8 million during the same period of 2013.  During the six months ended June 30, 2014 and 2013, we used $19.3 million and $16.9 million of cash, respectively, for capital expenditures, and sales of operating assets provided $3.3 million and $5.2 million of cash, respectively. During the six months ended June 30, 2014, we did not receive cash from the sale of the Casing Drilling segment to the Schlumberger Group compared to $6.1 million that we received during the same period in 2013. Further, we purchased substantially all of the operating assets of Tech Field Services, LLC during the six months ended June 30, 2014 for $5.0 million.

Financing Activities – Net cash provided by financing activities was $3.7 million during the six months ended June 30, 2014 compared to $0.0 million of net cash used for the same period in 2013.

Included in the net cash provided by financing operations was a cash dividend of $0.05 per share of Tesco Corporation common stock paid on June 2, 2014 to shareholders of record on May 22, 2014. Total dividend payments made during the quarter ended June 30, 2014 was $2.0 million. The Company expects continued growth in financial position and plans to continue dividend payments in the future.

The Company announced on May 6, 2014 that its Board of Directors authorized the repurchase of up to $100.0 million of the Company's common shares over a two year period. There were no repurchase of shares for the quarter ended June 30, 2014.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have increased from $34.9 million as of December 31, 2013 to $49.7 million as of June 30, 2014.  This increase of $14.8 million, or 42%, is driven primarily by greater manufacturing purchase needs to fulfill our increased top drive backlog of 51 units at June 30, 2014, compared to 32 units at December 31, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —“Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10-K for a detailed discussion of the risks affecting us. There have been no material changes to the market risks described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in our 2013 Annual Report on Form 10-K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.  See Part I, Item 1—“Financial Statements”, Note 12 of this Quarterly Report on Form 10-Q for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2013 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.  Except as set forth by this section, there have been no material changes to the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2013 Annual Report on Form 10-K.

Our operations are subject to political and economic instability, risk of government action, and cybersecurity incidents that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We are exposed to risks inherent in doing business in each of the countries in which we operate. In places like Russia, Latin America, the Middle East and Asia Pacific, we may have difficulty or extra expense in navigating the local bureaucracies and legal systems. We may face challenges in enforcing contracts in local courts or be at a disadvantage when we have a dispute with a customer that is an agency of the state. We may be at a disadvantage to competitors that are not subject to the same international trade and business practice restrictions that U.S. and Canadian laws impose on us.

While diversification is desirable, it can expose us to risks related to cultural, political, and economic factors of foreign jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks. Such risks include the following:

•	loss of revenue, property, and equipment as a result of hazards such as wars, insurrection, and other instances of political and economic instability;

•	the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems;

•	changes or interpretations in laws, regulations, and policies of foreign governments, including those associated with changes in the governing parties, nationalization, and expropriation;

•	protracted delays in securing government consents, permits, licenses, or other regulatory approvals necessary to conduct our operations; and

•	protracted delays in the collection of accounts receivable due to economic, political, and civil instabilities.

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

Due to unsettled political conditions in many oil-producing countries, our operations, revenue, and profits are subject to adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. These and other risks described above could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas, and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: Argentina, Colombia, Egypt,

Indonesia, Iraq, Mexico, Russia, and Venezuela. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. The continuance of our sales to customers, and our operations, in Russia and the region are uncertain in light of recent events in Ukraine. Continued political instability, deteriorating macroeconomic conditions, the implementation of additional economic sanctions that restrict our ability to do business, and actual or threatened military action in the region could have a material adverse effect on our operations in the region and on the result of operations of our Top Drive segment.

Our operations are also subject to the risk of information technology disruptions. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, and the corruption of data. We believe that we have implemented appropriate measures to mitigate potential risks to our technology and our operations from these information technology disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Item 2. Use of Proceeds.

The Company announced on May 6, 2014 that its Board of Directors had authorized the repurchase of as much as USD $100 million of the Company's common shares over a two year period. The repurchase of the common shares shall be conducted as a normal course issuer bid ("NCIB"). In the first tranche of the program, the Board has authorized the purchase for cancellation of up to 501,317 issued and outstanding common shares ("Shares"), representing approximately 1.25% of the 40,105,423 Shares in the public float as of April 30, 2014, through the facilities of the Nasdaq Stock Market ("NASDAQ"). The Company's Board of Directors shall authorize additional tranches of repurchases on a quarterly basis subject to the NCIB limitation that the Company may repurchase no more than 5% of its outstanding Shares within any 12-month period.

During any of the Company's blackout periods, purchases under the NCIB may continue under an automatic securities purchase plan between the Company and its broker which was put in place during the NCIB. The first tranche of the program's repurchases began July 5, 2014 and continued until August 1, 2014. No purchases of shares under the NCIB were made prior to July 5, 2014.

The Company and its Board of Directors believe that this NCIB is in the best interests of its shareholders and the repurchases made under this NCIB will be made, in part, to offset the dilutive effect of Shares expected to be issued upon the exercise of stock options under the Company's stock option plan.

The actual number of Shares purchased, the timing of purchases and the price at which the Shares are bought will depend on future market conditions and on potential alternative uses for the Company's cash resources. Any purchases will be subject to trading restrictions and will be made by the Company at the prevailing market price of the Shares at the time of purchase.

In future quarters, a table containing information regarding the Company’s purchase of its common stock during the quarter shall be included, as applicable.

Item 5. Other Information.

At a meeting held on March 6, 2014, the Board of Directors of the Company approved an amendment and restatement to the Company’s Bylaws. The amendment and restatement of the Company’s Bylaws was later approved in its entirety by shareholder resolutions at the Annual General and Special Meeting held May 9, 2014. The amended and restated By-laws include changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors, including the following:

Section 4.05 and Section 4.06 of the By-laws (including related definitions) contain an advance notice provision that must be complied with in order for any shareholder to propose business (other than pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended) or nominate directors at an annual or special meeting of the Company’s shareholders.

A shareholder seeking to propose business (other than pursuant to Rule 14a-8) or nominate directors at an annual meeting of shareholders must give advance written notice to the Company not more than ninety (90) days, and not less than sixty (60) days, prior to the anniversary date of the prior year’s annual meeting of shareholders; provided, however, that in the event that no annual meeting was held the previous year or if the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after the one-year anniversary date, notice by the shareholder to be timely must be so delivered, or mailed and received, not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of (1) the sixtieth (60th) day prior to such annual meeting; or (2) the tenth (10th) day following the day on which the Corporation first publicly announces the date of such annual meeting. In addition, the By-laws provide that, solely in the case of the first annual meeting of shareholders held following the adoption of the By-laws, such notice must be so delivered, or mailed and received, not later than the close of business on the fourteenth calendar day following the effective date of the Bylaws.

A shareholder seeking to nominate a director for election at a special meeting of shareholders where the election of directors is properly on the agenda must give advance written notice to the Company not earlier than the close of business on the ninetieth (90th) day prior to such special meeting and not later than the close of business on the later of: (1) the sixtieth (60th) day prior to such special meeting; or (2) the tenth (10th) day following the day on which the Company first publicly announces the date of such special meeting.

The By-laws also contain certain specified requirements for the type of information required to be provided by any shareholder seeking to propose business or nominate directors at a meeting, including, but not limited to, a description of the business desired to be brought before the meeting, the text of such proposal, certain specified information about the proposing shareholder and, if applicable, any nominee for director, as well as such person’s affiliates and associates. The specific information required to be provided is more fully described in the By-laws, a copy of which was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2014, which is incorporated herein by reference.

The amendments also included other changes unrelated to the procedures by which stockholders may recommend nominees to the Company’s board of directors, which are summarized in the Company’s Proxy Statement on Schedule 14A filed on April 7, 2014 and incorporated by reference herein.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer (Principal Executive Officer)
Date:	August 5, 2014

TESCO CORPORATION

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 5, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Articles of Amalgamation of Tesco Corporation, dated December 1, 1993 (incorporated by reference to Exhibit 4.1 to Tesco Corporation's Registration Statement on Form S-8 (File No. 333-139610) filed with the SEC on December 22, 2006)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on March 5, 2014)

10.1	Lease between TDC Clay, L.P. and Tesco Corporation, for the lease of the corporate headquarters in Houston, Texas, dated July 10, 2014

10.2*
First Amendment to the Second Amended and Restated Credit Agreement dated May 6, 2014 by and among Tesco Corporation. Tesco US Holding L.P. and Lenders (as named in the agreement) and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on May 12, 2014)

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