Form 10-Q
period 2014-09-30
TESCO CORP
filed 2014-11-07
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of October 31, 2014:   39,642,325

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

When we refer to “TESCO”, “we”, “us”, “our”, “ours”, or “the Company”, we are describing Tesco Corporation and our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended September 30, 2014 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  From time to time, our public filings, press releases, and other communications (such as conference calls and presentations) will contain forward-looking statements.  Forward-looking information is often, but not always, identified by the use of words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “forecast,” “target,” “project,” “may,” “will,” “should,” “could,” “estimate,” “predict,” or similar words suggesting future outcomes or language suggesting an outlook.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

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

These risks and uncertainties include, but are not limited to, the impact of: changes in oil and natural gas prices; worldwide and domestic economic conditions and political instability on drilling activity and demand for and pricing of our products and services; other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry); and risks associated with our intellectual property and with the performance of our technology.  These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements.  When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets
Cash and cash equivalents	$87,667	$97,277
Accounts receivable trade, net of allowance for doubtful accounts of $3,031 and $3,006 as of September 30, 2014 and December 31, 2013, respectively	127,714	142,584
Inventories, net	117,114	97,363
Income taxes recoverable	9,446	7,343
Deferred income taxes	6,132	6,483
Prepaid and other current assets	26,085	30,388
Total current assets	374,158	381,438
Property, plant, and equipment, net	203,751	204,908
Goodwill	34,401	32,732
Deferred income taxes	9,200	11,823
Intangible and other assets, net	6,214	6,778
Total assets	$627,724	$637,679
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$51	$385
Accounts payable	37,214	45,566
Deferred revenue	15,158	21,289
Warranty reserves	2,290	2,393
Income taxes payable	3,665	5,863
Accrued and other current liabilities	26,343	35,489
Total current liabilities	84,721	110,985
Long term debt	15	27
Other liabilities	1,147	199
Deferred income taxes	9,737	9,494
Total liabilities	95,620	120,705
Commitments and contingencies (Note 12)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 39,642 and 39,680 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	220,570	224,666
Retained earnings	276,033	256,807
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	532,104	516,974
Total liabilities and shareholders’ equity	$627,724	$637,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Products	$64,295	$49,089	$172,272	$146,042
Services	77,651	83,159	236,178	242,270
	141,946	132,248	408,450	388,312
Operating expenses
Cost of sales and services
Products	48,712	36,774	131,011	111,623
Services	63,735	65,787	188,057	191,880
	112,447	102,561	319,068	303,503
Selling, general and administrative	10,668	9,708	37,946	36,209
(Gain) loss on sale of Casing Drilling	—	31	—	(1,434)
Research and engineering	1,853	2,136	6,819	6,657
Total operating expenses	124,968	114,436	363,833	344,935
Operating income	16,978	17,812	44,617	43,377
Other expense (income)
Interest expense	219	121	1,137	57
Interest income	(25)	(29)	(110)	(83)
Foreign exchange (gain) loss	3,074	471	5,438	2,535
Other expense (income)	100	71	107	(1,721)
Total other expense (income)	3,368	634	6,572	788
Income before income taxes	13,610	17,178	38,045	42,589
Income tax provision	6,124	5,498	14,802	11,842
Net income	$7,486	$11,680	$23,243	$30,747
Earnings per share:
Basic	$0.19	$0.30	$0.58	$0.79
Diluted	$0.18	$0.29	$0.57	$0.78
Dividends per share:
Basic	$0.05	$—	$0.10	$—
Weighted average number of shares:
Basic	40,017	39,076	39,981	38,999
Diluted	40,594	39,841	40,629	39,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$23,243	$30,747
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	30,498	30,649
Stock compensation expense	3,992	4,660
Bad debt expense	3,475	(438)
Deferred income taxes	1,736	521
Amortization of financial items	228	229
Gain on sale of operating assets	(1,595)	(7,431)
Changes in the fair value of contingent earn-out obligations	(13)	—
Changes in operating assets and liabilities:
Accounts receivable trade, net	11,395	(1,146)
Inventories, net	(17,742)	9,259
Prepaid and other current assets	4,235	3,917
Accounts payable and accrued liabilities	(23,774)	(7,821)
Income taxes recoverable	(4,344)	(8,468)
Other noncurrent assets and liabilities, net	5,720	(2,147)
Net cash provided by operating activities	37,054	52,531
Investing Activities
Additions to property, plant and equipment	(32,964)	(25,265)
Cash paid for acquisitions, net of cash acquired	(5,000)	—
Proceeds on sale of operating assets	4,060	8,223
Proceeds on sale of Casing Drilling, net of transaction costs	—	6,050
Other, net	70	545
Net cash used for investing activities	(33,834)	(10,447)
Financing Activities
Issuances of debt	—	9,566
Repayments of debt	(346)	(9,114)
Proceeds from exercise of stock options	6,405	658
Dividend distribution	(4,017)	—
Share repurchase program	(14,872)	—
Net cash provided by (used for) financing activities	(12,830)	1,110
Change in cash and cash equivalents	(9,610)	43,194
Net cash and cash equivalents, beginning of period	97,277	22,014
Net cash and cash equivalents, end of period	$87,667	$65,208
Supplemental cash flow information
Cash payments for interest	$345	$430
Cash payments for income taxes	17,719	20,575
Cash received for income tax refunds	216	1,131
Property, plant and equipment accrued in accounts payable	9	872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the nine months ended September 30, 2014
Balances at January 1, 2014	39,680	$224,666	$256,807	$35,501	$516,974
Net income	—	—	23,243	—	23,243
Dividend distribution	—	—	(4,017)	—	(4,017)
Share repurchase	(717)	(14,872)	—	—	(14,872)
Stock compensation related activity	679	10,776	—	—	10,776
Balances at September 30, 2014	39,642	$220,570	$276,033	$35,501	$532,104

For the nine months ended September 30, 2013
Balances at January 1, 2013	38,928	$213,460	$220,547	$35,501	$469,508
Net income	—	—	30,747	—	30,747
Stock compensation related activity	178	4,844	—	—	4,844
Balances at September 30, 2013	39,106	$218,304	$251,294	$35,501	$505,099

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission (“SEC”).  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of September 30, 2014 and for the quarters and nine months ended September 30, 2014 and 2013 are unaudited.  We derived the unaudited condensed consolidated balance sheet as of December 31, 2013 from the audited consolidated balance sheet filed in our 2013 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

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

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	87,667	$87,667	$—	$—
Contingent earn-out obligations	$1,369	$—	$—	$1,369

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

Balance at beginning of year	$—
Issuances	1,382
Settlements	—
Adjustments to fair value	(13)
Balance at September 30, 2014	$1,369

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The updated accounting guidance will become effective for the Company’s annual and interim reporting periods beginning January 1, 2017. We are accessing the impact of the adoption of this accounting pronouncement on our condensed consolidated financial statements.

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

Note 4—Business Combinations

On May 7, 2014, we purchased substantially all of the operating assets of Tech Field Services, LLC (“TFS”) for total consideration of approximately $6.4 million, including $5.0 million of cash and $1.4 million of contingent earn-out obligations. TFS, established in 2006 in Magnolia, Texas, provides parts, maintenance, and repairs for multiple top drive manufacturers, including TESCO top drive units. In addition to its core AMSS business, TFS offers hydraulic top drive rental units to customers. The acquired assets included four top drive rental units, parts inventory, and various administrative assets. We allocated approximately $4.7 million of the purchase price to property, plant and equipment and intangible assets and approximately $1.7 million to goodwill.

Note 5—Details of Certain Accounts

At September 30, 2014 and December 31, 2013, prepaid and other current assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid taxes other than income taxes	$4,510	$6,763
Deposits	5,862	3,910
Prepaid insurance	2,549	5,311
Other prepaid expenses	5,352	2,564
Restricted cash	2,638	2,708
Deferred job costs	4,031	2,284
Non-trade receivables	1,143	6,848
	$26,085	$30,388

At September 30, 2014 and December 31, 2013, accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and benefits	$15,838	$19,317
Accrued taxes other than income taxes	7,360	7,331
Other current liabilities	3,145	8,841
	$26,343	$35,489

Note 6—Inventories

At September 30, 2014 and December 31, 2013, inventories, net of reserves for excess and obsolete inventories of $2.4 million and $2.1 million, respectively, by major classification were as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials (1)	$79,536	$51,742
Work in progress	9,590	1,280
Finished goods (1)	27,988	44,341
	$117,114	$97,363

(1) In the first quarter of 2014, our Houston headquarters for North America became our base for global business unit supply chain sourcing. As such, we reclassified approximately $9.1 million of inventory from "Finished goods" to "Raw materials" during the first quarter of 2014.

Note 7—Property, Plant and Equipment

At September 30, 2014 and December 31, 2013, property, plant, and equipment, at cost, by major classification were as follows (in thousands):

	September 30, 2014	December 31, 2013
Land, buildings, and leaseholds	$26,050	$27,048
Drilling equipment	363,243	331,901
Manufacturing equipment	12,116	11,340
Office equipment and other	30,987	30,590
Capital work in progress	10,842	16,681
	443,238	417,560
Less: Accumulated depreciation	(239,487)	(212,652)
	$203,751	$204,908

Depreciation and amortization expense for the three and nine months ended September 30, 2014 and 2013 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales and services	$9,778	$9,748	$28,450	$28,691
Selling, general and administrative expense	631	672	2,048	1,958
	$10,409	$10,420	$30,498	$30,649

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenue and the cost of sales and services is included in gain on sale of operating assets in the accompanying unaudited condensed consolidated statement of cash flows. During the three and nine months ended September 30, 2014, one and four used top drives were sold from our rental fleet, respectively. The net book value of these top drives, $0.7 million and $2.2 million, respectively, was included in cost of sales and services on our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, five and ten used top drives were sold from our rental fleet, respectively, and the net book value of these top drives was $2.0 million and $2.6 million, respectively.

Note 8—Warranties

Changes in our warranty reserves during the nine months ended September 30, 2014 were as follows (in thousands):

September 30, 2014
Balance as of January 1, 2014	$2,393
Charged to expense, net	699
Deductions	$(802)
Balance as of September 30, 2014	$2,290

Note 9—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average number of shares outstanding	40,017	39,076	39,981	38,999
Dilutive effect of stock-based compensation	577	765	648	575
Diluted weighted average number of shares outstanding	40,594	39,841	40,629	39,574
Anti-dilutive options excluded from calculation due to exercise prices	203	311	370	1,043

Note 10—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax provision	$3,557	$4,952	$13,066	$11,321
Deferred tax provision	2,567	546	1,736	521
Income tax provision	$6,124	$5,498	$14,802	$11,842

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was 45% and 39% for the three and nine months ended September 30, 2014, respectively, compared to 32% and 28% for the same periods in 2013, respectively. The increase of 13 and 11 percentage points for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, is primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, the nondeductible nature of foreign exchange losses, and $1.4 million of favorable tax settlements in foreign jurisdictions in the nine months ended September 30, 2013, compared to $0.4 million of unfavorable tax settlements in foreign jurisdictions in the nine months ended September 30, 2014.

At December 31, 2013, we had an accrual for uncertain tax positions of $0.2 million.  There has been no material change to this accrual during the three and nine months ended September 30, 2014. The accrual for uncertain tax positions is included in Accrued and other current liabilities or Other liabilities in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At September 30, 2014, the entire $0.2 million is included in "Other liabilities" in our consolidated balance sheet.  The resolution of these uncertainties is not expected to have a material impact on our effective tax rate.

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

Note 11—Long Term Debt

At September 30, 2014 and December 31, 2013, long term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Capital leases	51	97
Other notes payable	15	315
Current portion of long term debt	(51)	(385)
Non-current portion of long term debt	$15	$27

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt on the acquisition date of October 16, 2011. During 2013, we paid off substantially all of the outstanding balances related to Premiere's capital leases and all of the balances related to the notes payable. At September 30, 2014 the outstanding balance of Premiere's capital leases was $0.1 million.

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

Under the Revolver at September 30, 2014, we had no outstanding borrowings, $3.5 million in letters of credit outstanding, and $121.5 million in available borrowing capacity. We were in compliance with our bank covenants at September 30, 2014.

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

VARCO Litigation: Varco I/P, Inc. (“Varco”) filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents.  Varco seeks monetary damages and an injunction against further infringement.  We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question.  In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff.  We also filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the patents on which Varco’s claim of infringement is based.  The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination.  In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that we had contested. The rejections were maintained by the USPTO on appeal and there are no further options for appeal by Varco. We have begun the process to have the case dismissed by the U.S. District Court. At this time, the expectation is for the case to be dismissed with no liability for Tesco.

Weatherford Litigation: Weatherford International, Inc. and Weatherford/Lamb Inc. (together, “Weatherford”) filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the “Marshall Suit”), alleging that various of our technologies infringe 11 different patents held by Weatherford.

In August 2008, we filed suit against several competitors in the U.S. District Court for the Southern District of Texas – Houston Division, including Weatherford, National Oilwell Varco, L.P., Offshore Energy Services, Inc., and Frank's Casing Crew & Rental Tools, Inc. (the “Houston Suit”).  The Houston Suit claims infringement of two of our patents related to our CDS.  We entered into a Final Settlement and License Agreement (the “Settlement Agreement”) with Weatherford on January 11, 2011, effective as of October 26, 2010.  Among other provisions, the Settlement contains the following terms:

•
Non-exclusive irrevocable worldwide and royalty free cross licenses with respect to all the patents asserted by Weatherford in the Marshall Suit and by us in the Houston Suit, as well as certain other U.S. and foreign equivalents and counterparts;

•
Weatherford has agreed to purchase for five years 67% of its worldwide top drive requirements from us, as long as we can meet production requirements, and to designate us as a preferred provider of after-market sales and service for top drives.  The prices we charge Weatherford will be equal to or lower than the prices we charge to any other customer of similar volume of purchases and/or services; and

•	Neither we nor Weatherford will pursue any cause of action that might adversely affect the validity or enforceability of each other's patents as listed in the exhibits to the Settlement Agreement.
After the settlement with Weatherford the Houston Suit continued against competitors National Oilwell Varco, L.P., Offshore Energy Services, Inc., and Frank’s Casing Crew & Rental Tools, Inc. with lengthy and extensive proceedings in the District Court. On August 25, 2014, the District Court dismissed our suit with prejudice in favor of the competitors based upon the court's inherent power to sanction. The District Court's opinion stated, “The Court will entertain motions for attorney’s fees based on this ruling.” On October 1, 2014, we filed an appeal of the dismissal of the patent suit. The competitors’ motions for attorney’s fees were filed on or before October 24, 2014. Due to the uncertainties involved, management is unable to predict the outcome of the hearing on attorneys' fees may have on the Company. Accordingly, the Company has not accrued any amounts for the litigation at September 30, 2014.

New Mexico State Law and Collective Misclassification Action: The Company is currently participating in an arbitration, based on the Company’s dispute resolution process, with ten current and former employees (the “Employees”) who had or are working in New Mexico. The Employees claim that they are owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act and the applicable state laws of New Mexico. The arbitrators who will hear the case have not yet been set. Once the arbitrators are approved, a scheduling order will be issued and discovery will begin. The Company cannot reasonably estimate the possible cost or range of cost that may result from this arbitration. Accordingly, we have not accrued a reserve for this matter as of November 2, 2014.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At September 30, 2014 and December 31, 2013, our total exposure under outstanding letters of credit was $7.3 million and $6.5 million, respectively.

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$87,696	$54,219	$31	$—	$—	$141,946
Depreciation and amortization	2,984	6,286	—	16	1,123	10,409
Operating income (loss)	18,897	9,258	(307)	(1,853)	(9,017)	16,978
Other expense						3,368
Income before income taxes						$13,610

	Three Months Ended September 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$78,067	$54,181	$—	$—	$—	$132,248
Depreciation and amortization	3,078	6,198	—	18	1,126	10,420
Operating income (loss)	19,437	9,597	(32)	(2,136)	(9,054)	17,812
Other expense (income)						634
Income before income taxes						$17,178

	Nine Months Ended September 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$238,668	$169,719	$63	$—	$—	$408,450
Depreciation and amortization	8,126	18,867	1	49	3,455	30,498
Operating income (loss)	49,010	30,987	(633)	(6,819)	(27,928)	44,617
Other expense						6,572
Income before income taxes						$38,045

	Nine Months Ended September 30, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$229,677	$158,011	$624	$—	$—	$388,312
Depreciation and amortization	8,838	18,413	—	66	3,332	30,649
Operating income (loss)	51,662	28,365	2,019	(6,657)	(32,012)	43,377
Other expense						788
Income before income taxes						$42,589

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the geographical region in which the product is initially employed.  Our revenue by geographic area for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Canada	$12,578	$13,533	$40,873	$33,532
United States	51,840	38,105	141,163	116,973
South America	20,163	19,439	66,166	55,150
Mexico	10,861	13,935	27,120	40,918
Asia Pacific	13,303	13,030	38,390	38,271
Europe, Africa, and Middle East	12,101	11,755	44,182	35,762
Russia	21,100	22,451	50,556	67,706
Total	$141,946	$132,248	$408,450	$388,312

The physical location of our net property, plant, and equipment by geographic area as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate, and Other	September 30, 2014
United States	$16,845	$32,874	$10,480	$60,199
Mexico	27,141	4,655	375	32,171
Europe, Africa, and Middle East	7,462	21,051	3,302	31,815
Asia Pacific	7,161	20,091	609	27,861
Russia	15,723	1,767	20	17,510
South America	10,461	10,040	1,129	21,630
Canada	2,375	4,449	5,741	12,565
Total	$87,168	$94,927	$21,656	$203,751

	Top Drive	Tubular Services	Overhead, Corporate, and Other	December 31, 2013
United States	$18,103	$17,779	$14,885	$50,767
Mexico	33,113	2,659	185	35,957
Europe, Africa, and Middle East	6,284	23,820	6,705	36,809
Asia Pacific	7,835	19,145	1,852	28,832
Russia	16,995	550	156	17,701
South America	11,584	7,995	1,042	20,621
Canada	10,015	2,305	1,901	14,221
Total	$103,929	$74,253	$26,726	$204,908

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

As of September 30, 2014, our total net investment in Venezuela was approximately $6.6 million, including net monetary assets of $2.5 million denominated in bolivar fuerte. We continue to experience delays in collecting payment on our receivables from our primary customer in Venezuela. These receivables are not disputed, and we have not historically had material write-offs relating to this customer. Due to the significant aging of these receivables, we recorded a $1.1 million reserve for these balances at September 30, 2014.

In 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivar for dollars at a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement (SICAD). In February 2014, the Venezuelan government announced plans to significantly expand the use of the SICAD through the introduction of a second program intended to more closely resemble a market driven exchange rate, SICAD 2. In addition, the Venezuelan government officials indicated that the official rate of 6.3 bolivar per U.S. dollar available for exchange through the Commission for the Administration of Foreign Exchange (CADIVI) will increasingly be reserved for the settlement of U.S. dollar denominated transactions related to purchases of essential goods and services. Prior to 2014, we had remeasured our bolivar denominated net monetary assets into U.S dollars for reporting purposes at the CADIVI rate, which was 6.3 bolivars per U.S. dollar.  As of March 31, 2014, we assessed the SICAD 1 exchange as being the legal mechanism most readily available to us to convert our bolivar denominated net monetary assets based on the goods and services we provide in-country. Consequently, we remeasured our bolivar denominated net monetary assets at March 30, 2014 into U.S. dollars at the SICAD 1 rate of 10.8 bolivars per U.S. dollar, which resulted in a $0.4 million foreign currency loss. During the three months ended June 30, 2104, we determined that the SICAD 2 more closely resembled the true market rate of exchange, and consequently, we remeasured our bolivar denominated net monetary assets into U.S. dollar at the SICAD 2 rate of 49.9 bolivar per U.S. dollar, which resulted in a $0.7 million foreign currency loss. At September 30, 2014, the SICAD 2 rate remained substantially unchanged at 50.0 bolivar per U.S. dollar, which resulted in a negligible foreign currency loss for the three months then ended. Further devaluation of the bolivar Fuertes in 2014 may negatively impact our financial results and operations in the remainder of the year.

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

Business Environment

One of the key indicators of our business is the number of active drilling rigs.  During the first nine months of 2014, North America experienced an improving market based on rig activity. In addition, with the increase in drilling rig efficiencies, well counts have increased. Certain countries in Latin America experienced a decline in rig activity due to various geopolitical and economic reasons. Current global macro-economic conditions make any projections difficult. Below is a table that shows average rig count by region for the three and nine months ended September 30, 2014 and 2013.

	Three Months Average Rig Count(1)		Increase / (Decrease)		Nine Months Average Rig Count(1)		Increase / (Decrease)
	September 30,				September 30,
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
U.S.	1,903	1,769	134	8%	1,845	1,763	82	5%
Canada	385	349	36	10%	371	347	24	7%
Latin America (includes Mexico)	406	407	(1)	0%	403	419	(16)	(4)%
Middle East (excludes Iran, Iraq and Sudan)	411	373	38	10%	409	366	43	12%
Asia Pacific (excludes China onshore)	256	241	15	6%	254	246	8	3%
Europe (excludes Russia)	148	140	8	6%	144	135	9	7%
Africa	126	124	2	2%	134	122	12	10%
Worldwide	3,635	3,403	232	7%	3,560	3,398	162	5%

(1)  Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

Summary of the Quarter Ended September 30, 2014 and Operational Performance

During the third quarter of 2014, our Top Drive segment had 33 top drive units sold compared to 26 units sold during the same period in 2013. Our Tubular Services segment revenue improved slightly in the third quarter of 2014 as compared to the third quarter of 2013. Our automated tubular services offering continues to gain market acceptance, and we remain committed to growing this segment as we believe that every rig with a top drive will eventually convert to running casing with an automated system, such as our CDS™ system.  We also invested in new and enhanced product and service offerings in our Research and Engineering segment.

 Outlook for 2014

The current outlook for the global economy varies widely and has become more challenging, given the recent unanticipated oil and gas price developments. We believe we will continue to face challenges while managing our currency exposure and a tighter credit policy, which has a tendency to push Product deliveries into future quarters. The sanctions concerning Russia to date have had limited impact on us, as we do not believe they apply directly to our current operations. However, as we continue to monitor developments, it is becoming clearer that such sanctions are affecting the whole business environment and slowing the activity in the country. If these current conditions persist, we expect greater initial activity volatility in the U.S. rather than internationally. Accordingly, we expect those potential conditions to have a lesser impact on our business when compared to some of our more North America-centric peers. Moreover, we believe we are well positioned to deal with some of these market challenges described, and we believe that our global operational momentum remains generally healthy. Accordingly, we expect that our fourth quarter will be an improvement over the third quarter, as we continue to focus on both the deployment of our strategy and our ability to generate cash.

Current global macro-economic conditions make any projections difficult and uncertain; nevertheless, in each of our revenue generating segments, we anticipate moderately improved activity for the remainder 2014, as follows:

•
Top Drive - We expect our top drive rental activity to moderately improve for the remainder of 2014.  Top drive rentals activity continue to strengthen, particularly in our Latin American operations. After Market Sales and Service continues to show momentum after the recent third quarter’s record revenue. In addition, our Top Drive sales backlog was 47 units at September 30, 2014, compared to 26 units at September 30, 2013 and 32 units at December 31, 2013. As mentioned above, there is some risk of year-end delivery delays given the current market conditions and, particularly, the Russian sanctions.

•
Tubular Services - We expect our Tubular Services business to improve in our domestic and international markets for the remainder of 2014, as we continue to expand our offerings, particularly in the major unconventional shale regions in North America, offshore in the Gulf of Mexico and select international locations.

Operating Results

Below is a summary of our operating results for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Segment revenue
Top Drive	$87,696	$78,067	$9,629	12%	$238,668	$229,677	$8,991	4%
Tubular Services	54,219	54,181	38	—%	169,719	158,011	11,708	7%
Casing Drilling	31	—	31	—%	63	624	(561)	(90)%
Consolidated revenue	$141,946	$132,248	$9,698	7%	$408,450	$388,312	$20,138	5%
Segment operating income (loss)
Top Drive	$18,897	$19,437	$(540)	(3)%	$49,010	$51,662	$(2,652)	(5)%
Tubular Services	9,258	9,597	(339)	(4)%	30,987	28,365	2,622	9%
Casing Drilling	(307)	(32)	(275)	859%	(633)	2,019	(2,652)	(131)%
Research & engineering	(1,853)	(2,136)	283	13%	(6,819)	(6,657)	(162)	(2)%
Corporate and other	(9,017)	(9,054)	37	—%	(27,928)	(32,012)	4,084	13%
Consolidated operating income	16,978	17,812	(834)	(5)%	44,617	43,377	1,240	3%
Other expense (income)	3,368	634	2,734	431%	6,572	788	5,784	734%
Income tax provision	6,124	5,498	626	11%	14,802	11,842	2,960	25%
Net income	$7,486	$11,680	$(4,194)	(36)%	$23,243	$30,747	$(7,504)	(24)%

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

The following is a summary of our Top Drive operating results and metrics for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages, units, days, and rate):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Top Drive revenue
Sales	$41,560	$30,647	$10,913	36%	$107,420	$92,611	$14,809	16%
Rental services	26,728	32,592	(5,864)	(18)%	78,154	93,076	(14,922)	(16)%
After-market sales and services	19,408	14,828	4,580	31%	53,094	43,990	9,104	21%
	87,696	78,067	9,629	12%	238,668	$229,677	$8,991	4%
Top Drive operating income	$18,897	$19,437	$(540)	(3)%	$49,010	$51,662	$(2,652)	(5)%
Number of top drive sales:
New	32	21	11	52%	84	64	20	31%
Used or consignment	1	5	(4)	(80)%	4	10	(6)	(60)%
	33	26	7	27%	88	74	14	19%
End of period number of top drives in rental fleet	135	130	5	4%	135	130	5	4%
Rental operating days(a)	6,032	6,671	(639)	(10)%	16,528	18,662	(2,134)	(11)%
Average daily operating rate	$4,431	$4,886	$(455)	(9)%	$4,729	$4,987	$(258)	(5)%
__________________________________
(a)  Defined as a day that a unit in our rental fleet is under contract and operating; does not include stand-by days.

Top Drive operating results were largely driven by oil and natural gas drilling activity and new rig build activity. The average active rig count increased for the third quarter of 2014 and year-to-date by 7% and 5%, respectively, from the same periods in 2013 (Source: Baker Hughes Incorporated worldwide rig count).

Top Drive Sales Revenue — The increase in revenue for the three and nine months ended September 30, 2014 compared to the same periods in 2013 is due primarily to an increase in the number of units sold in North America and Asia Pacific. The selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet, and whether a power unit was included in the sale.  Revenue related to the sale of used top drive units is $1.0 million and $4.2 million for the three months ended September 30, 2014 and 2013, respectively, and $4.1 million and $8.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Top Drive Rental Revenue — The decrease in revenue for the three and nine months ended September 30, 2014 compared to the same periods in 2013 is primarily due to the decreased operating days due to geopolitical conditions, primarily in Russia, Indonesia, Mexico, and Venezuela. Price erosion in the US from competition and contract adjustments experienced in Mexico and Argentina further negatively impacted rental revenue.

Top Drive After-Market Sales and Services Revenue — The increase in revenue for the three and nine months ended September 30, 2014 as compared to the same period in 2013 is due to increased demand in North America.

Top Drive Operating Income — The decrease in operating income for the three months ended September 30, 2014 as compared to the same period in 2013 is primarily due to the decline in activity and price for Rental, partially offset by an increase in top drives sales in North America and Asia Pacific and increased demand in North America for after-market sales and services. The decrease in operating income for the nine months ended September 30, 2014 as compared to the same period in 2013 is due to decreased rental activity in Russia, Indonesia, Mexico, and Venezuela.

Tubular Services Segment

Our Tubular Services business segment includes both automated and conventional services, which are typically offered as a “call out” service on a well-by-well basis.  Our automated service offerings, in particular the CDS™, provide a safer and more automated method for running casing and, if required, reaming the casing into the hole, as compared to traditional methods. Our conventional Tubular Service business provides equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.  The following is a summary of our Tubular Services operating results and metrics for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages and number of jobs):

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Tubular Services revenue
Automated	$43,695	$43,615	$80	0%	$137,273	$126,905	$10,368	8%
Conventional	10,524	10,566	(42)	0%	32,446	31,106	1,340	4%
	$54,219	$54,181	$38	0%	$169,719	$158,011	$11,708	7%
Tubular Services operating income	$9,258	$9,597	$(339)	(4)%	$30,987	$28,365	$2,622	9%
Number of automated jobs	1,045	1,063	(18)	(2)%	3,128	2,994	134	4%

The slight increase in Tubular Services revenue for the three and nine months ended September 30, 2014 compared to the same periods in 2013 is due to increased demand in the Latin America region for our automated offerings, while continuing to invest in our offshore business. A significant amount of current U.S. drilling activity in shale formations requires directional and horizontal drilling techniques, which we believe are good applications for our automated service offerings. In addition, increased domestic and international demand for our tubular services, both automated and conventional, resulted in new jobs at more favorable pricing terms. The Tubular Services automated revenue during the three and nine months ended September 30, 2014 also includes $3.3 million and $11.8 million, respectively, of revenue for CDS™ equipment sales, compared to $3.6 million and $9.4 million during the same periods in 2013.

The decrease in Tubular Services operating income for the three months ended September 30, 2014 as compared to the same period in 2013 is primarily due to decreased direct profit and operating margins in 2014. The increase in operating income for the nine months ended September 30, 2014 compared to the same period in 2013 is due primarily to higher revenue discussed above and related flow through to operating income in the Latin America and Middle East regions.

Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group. The Casing Drilling business was based on the proprietary Casing Drilling technology, which used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

Below is a summary of the operating results of the segment for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Casing Drilling revenue	$31	$—	$31	0%	$63	$624	$(561)	(90)%
Casing Drilling operating income (loss)	$(307)	$(32)	$(275)	859%	$(633)	$2,019	$(2,652)	(131)%

Casing Drilling operating income for the nine months ended September 30, 2013 is primarily attributed to a working capital adjustment gain of approximately $1.5 million from the sale. For a detailed discussion of this matter, see Part I, Item 1—"Financial Statements", Note 3—Sale of Casing Drilling in this Quarterly Report on Form 10-Q.

Research and Engineering Segment

Our Research and Engineering segment is comprised of our internal research and development activities related to our automated product offerings.  The following is a summary of our research and engineering expense for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Research and engineering expense	$1,853	$2,136	$(283)	(13)%	$6,819	$6,657	$162	2%

Research and engineering expenses decreased during the three months ended September 30, 2014 as compared to the same period in 2013 due to decreased spending on materials and equipment utilized in product development. The increase in research and engineering expenses during the nine months ended September 30, 2014 compared to the same periods in 2013 due to increased spending on automation and compact projects. We continue to invest in the development, commercialization, and enhancements of our proprietary technologies relating to our Top Drive and Tubular Services segments.

Corporate and Other Segment

Corporate and other expenses primarily consist of the corporate level general and administrative expenses and certain selling and marketing expenses.  Below is a summary of our corporate and other expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Corporate and other expenses	$9,017	$9,054	$(37)	0%	$27,928	$32,012	$(4,084)	(13)%

Corporate and other expenses were lower during the three months ended September 30, 2014, as compared to the same period in 2013, due primarily to the loss on sale of the test well disposed of during the quarter. These expenses were lower during the nine months ended September 30, 2014, as compared to the same period in 2013, due primarily to decreased legal fees.

Other Expense (Income)

Below is a summary of our other expense (income) for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2013 to 2014		2014	2013	2013 to 2014
Other expense (income)
Interest expense	$219	$121	$98	81%	$1,137	$57	$1,080	1,895%
Interest income	(25)	(29)	4	14%	(110)	(83)	(27)	(33)%
Foreign exchange loss (gain)	3,074	471	2,603	553%	5,438	2,535	2,903	115%
Other expense (income)	100	71	29	41%	107	(1,721)	1,828	106%
Total other expense (income)	$3,368	$634	$2,734	431%	$6,572	$788	$5,784	734%

Interest expense increased in the three months ended September 30, 2014 primarily due to interest expense adjustments totaling $0.1 million in a North American jurisdiction in 2013, while the same period in 2014 had no adjustments. Interest expense increased in the nine months ended September 30, 2014 primarily due to interest adjustments totaling $0.4 million in two Latin American jurisdictions in 2014, while the same period in 2013 includes a $0.7 million credit for an interest adjustment in one Latin American jurisdiction.

Foreign exchange losses increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to fluctuations in the valuation of the U.S. dollar compared to other currencies we transact in around the world. Foreign exchange losses for the three and nine months ended September 30, 2014 were $3.1 million and $5.4 million, respectively. Foreign exchange losses for the three and nine months ended September 30, 2013 were $0.5 million and $2.5 million, respectively. The largest foreign exchange losses during the nine months ended September 30, 2014 were from the Argentine peso, the Russian ruble, and the Mexican peso in the amounts of $2.8 million, $1.3 million and $0.7 million, respectively.

Other expense increased in the three and nine months ended September 30, 2014 primarily due to our participation in an amnesty program for a tax issue in a foreign jurisdiction in March and May 2013, for which there was no participation in 2014. For the nine months ended September 30, 2013, there was a reversal of $1.8 million of other expense previously made for these issues.

  Income Tax Provision

	Three Months Ended September 30,		Increase / (Decrease)	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013		2014	2013
Effective income tax rate	45%	32%	13 pts	39%	28%	11 pts

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in effect in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes.  Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, the nondeductible nature of foreign exchange losses, and $1.4 million of favorable tax settlements in foreign jurisdictions in the nine months ended September 30, 2013, compared to $0.4 million of unfavorable tax settlements in foreign jurisdictions in the nine months ended September 30, 2014.

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

As of September 30, 2014, we had no outstanding borrowings under our Revolver, and we had availability to borrow $121.5 million under our Revolver.  The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our Revolver. We were in compliance with our bank covenants at September 30, 2014.  For further discussion on our credit facility, see Part I, Item 1—“Financial Statements”, Note 11 of this Quarterly Report on Form 10-Q.

Our net cash position at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
Cash	$87,667	$97,277
Current portion of long term debt	(51)	(385)
Long term debt	(15)	(27)
Net cash	$87,601	$96,865

We report our net cash position because we regularly review it as a measure of our performance. However, the measure presented in this Quarterly Report on Form 10-Q may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the measurement we use.

Cash Flows

Our cash flows fluctuate with the level of spending by oil and natural gas companies for drilling activities.  Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2014 and 2013.

Operating Activities – Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $37.1 million for the nine months ended September 30, 2014 compared to net cash provided of $52.5 million for the same period in 2013.  The decrease in net cash provided by operating activities was due primarily to cash outflows from increasing inventories and receivables, and decreasing accounts payable and accrued liabilities.

Investing Activities – Net cash used by investing activities was $33.8 million during the nine months ended September 30, 2014 compared to $10.4 million during the same period of 2013.  During the nine months ended September 30, 2014 and 2013, we used $33.0 million and $25.3 million of cash, respectively, for capital expenditures, and sales of operating assets provided $4.1 million and $8.2 million of cash, respectively. During the nine months ended September 30, 2014, we did not receive cash from the sale of the Casing Drilling segment to the Schlumberger Group compared to $6.1 million that we received during the same period in 2013. Further, we purchased substantially all of the operating assets of Tech Field Services, LLC during the nine months ended September 30, 2014 for $5.0 million.

Financing Activities – Net cash used by financing activities was $12.8 million during the nine months ended September 30, 2014 compared to $1.1 million of net cash provided for the same period in 2013.

Included in the net cash provided by financing operations were cash dividends of $0.05 per share of our common stock paid on June 2, 2014 and August 28, 2014 to shareholders of record on May 22, 2014 and August 22, 2014, respectively. Total dividend payments made during the nine months ended September 30, 2014 was $4.0 million. We expect continued growth in financial position and plans to continue dividend payments in the future.

We announced on May 6, 2014 that its Board of Directors authorized the repurchase of up to $100.0 million of our common shares over a two year period. We repurchased 716,475 shares valued at $14.9 million during the three months ended September 30, 2014.

Manufacturing Purchase Commitments

Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have decreased from $34.9 million as of December 31, 2013 to $29.6 million as of September 30, 2014.  This decrease of $5.3 million, or 15%, is driven primarily by reduced lead times with many suppliers and increased inventory reserves to be used in production during the remainder of 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit described above, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —“Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report on Form 10‑K for a detailed discussion of the risks affecting us. There have been no material changes to the market risks described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in our 2013 Annual Report on Form 10‑K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Use of Proceeds.

On May 2, 2014, our Board of Directors (the “Board”) authorized a common stock repurchase program (the “Program”), which permits us to repurchase up to $100,000,000 USD of our current shares outstanding. The repurchase of the common shares shall be conducted as a normal course issuer bid ("NCIB"). This Board authorization expires June 30, 2016.

During the quarter ended September 30, 2014, we repurchased our common shares in the following amounts at the following average prices:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions)
July 1 - July 31	237,673	$20.66	237,673	$95.1
August 1 - August 31	138,795	$20.97	138,795	$92.2
September 1 - September 30	340,007	$20.74	340,007	$85.1
	716,475		716,475

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ JULIO M. QUINTANA
Julio M. Quintana, President and Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2014

TESCO CORPORATION

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 7, 2014

EXHIBIT INDEX

Exhibit No.	Description
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

14*
Tesco Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Tesco
Corporation's Current Report on Form 8-K dated August 7, 2013 and filed with the SEC on August 13, 2014)

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