Form 10-K
period 2014-12-31
TESCO CORP
filed 2015-03-31
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2014

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2014 was $668,379,747 based upon the last sales price reported for such date on the NASDAQ Stock Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 30, 2014 have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of Common Stock outstanding as of March 31, 2015: 38,963,703.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I

This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this "Report") contains "forward-looking statements" within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate", "believe", "expect", "plan", "goal", "seek", "strategy", "future", "intend", "forecast", "target", "project", "likely", "may", "will", "should", "could", "estimate", "predict" or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events, and trends, the economy, and other future conditions. The forward-looking statements in this Report are made as of the date it was issued. We do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

Item 1. Business

General

In this Report the terms "Tesco Corporation," "we," "us," "our," or "the Company," refers to Tesco Corporation and all of its subsidiaries.

Tesco Corporation was organized under the laws of Alberta, Canada on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation.  The Company’s principal executive offices are located at 3993 W. Sam Houston Pkwy. N., Suite 100, Houston, Texas 77043, its telephone number is 713-359-7000, and its internet web address is www.tescocorp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available free of charge on our internet website. These reports are posted on its website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission ("SEC"). The Company’s Code of Business Conduct and Ethics is also posted on our website. The company’s common stock is traded on the NASDAQ stock exchange under the symbol "TESO".

We are a global leader in the design, assemble, and service delivery of technology-based solutions for the upstream energy industry with operations in 23 countries across five continents.  With a strong commitment to in-house research and engineering, we seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for, and producing, oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and exploration and production companies throughout the world.

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our five business segments were:

•	Top Drive – top drive sales, top drive rentals and after-market sales and services;

•	Tubular Services – automated and conventional tubular services;

•	Casing Drilling – proprietary Casing Drilling technology;

•
Research and Engineering – internal research and development activities related to our automated tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale; and

•	Corporate and Other – including executive management and several global support and compliance functions

Top Drive segment

Our Top Drive segment sells equipment and provides services to drilling contractors and exploration and production companies throughout the world.  We provide top drive rental services on a day-rate basis for land and offshore drilling rigs and we also provide after-market sales and support services to our customers.

We primarily assemble top drives that are used in drilling operations to rotate the drill string and/or casing while suspended from the derrick above the rig floor.  Our top drives offer portability and flexibility, permitting drilling companies to utilize the top drive for drilling all or any portion of a well.  We offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 750 tons.  Our systems require fewer people in the drilling process than those involved with conventional kelly drilling with rotary table. With each top drive we sell, we offer installation and support services, including training.

We offer nine distinct series of top drive systems, using either hydraulic, induction alternating current ("AC"), or permanent magnet AC technology.  We believe that we are industry leaders in the development and provision of both portable and permanently installed top drive systems.  Our designs and technology provide very high power density, allowing for a high power to weight ratio.  We use AC induction technology and late generation power electronics throughout our entire line up of electric top drives, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base.  Our EMI top drive units are available with 150 to 250 ton load path configurations.  We also developed our EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 to 400 tons and generates 600 horsepower at the quill. The ESI is our latest model, which has a load path rating of 500 to 750 tons and generates 1,000 to 1,350 horsepower at the quill.  The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance at the quill.  The HXI machine has a load path rating of 150 to 250 tons and is driven by a 700 horsepower self-contained diesel-driven hydraulic power unit.

In addition to our top drive sales, we maintain a fleet of 135 top drives and catwalks deployed strategically throughout the world that we rent on a day-rate basis for land and offshore drilling rigs.  Our rental fleet is highly transportable, offers a range of systems that can be installed in practically any mast configuration, including workover rigs, and are mobilized to meet the needs of our customer.  Our rental fleet is composed principally of hydraulically powered top drive systems, with power ratings of 475 to 1,205 horsepower and load path ratings of 150 to 650 tons, each equipped with its own independent diesel engine driven hydraulic power unit.  This unique combination permits a high level of portability and installation flexibility. We currently maintain top drive rental units in Latin America, the United States, Canada, Russia, Asia-Pacific, Europe, and the Middle East. In 2014, we enhanced our rental product offerings by introducing catwalk rental units.

We also provide after-market sales and services to our installed customer base through our facilities around the globe.  Our service offerings include initial rig up and training for our sold units and recertification and repair of our units. We recently extended our after-market support beyond our own equipment to service competitor brand top drives and other automated pipe handling equipment. Entry into this market was primarily at the request of our current customer base with mixed fleets and represents a significant growth opportunity for us. We maintain regional stocks of high-demand parts in order to expedite top quality, original replacement parts for top drive systems. Our highly experienced field personnel are responsible for the rig up and installation of most units, which includes both rental units and customer-owned units.  Our personnel also provide onsite training and top drive supervision.  In addition, our technicians are available to perform work under ongoing maintenance and fleet management contracts.

Markets and Competition

Demand for our top drive products and rental services depends primarily upon the level of drilling activity and capital spending of drilling contractors and oil and natural gas companies.  Our customers for top drive sales and after-market sales and service primarily consist of drilling contractors, rig builders and equipment brokers.  Occasionally, we may also sell top drives and provide after-market sales and services to major and independent oil and natural gas companies and national oil companies who wish to own and manage their own top drive systems.  Our customers for our rental fleet include drilling contractors, major and independent exploration and production companies.

We estimate that approximately 60% to 70% of land drilling rigs drilling deviated and horizontal wells are currently equipped with top drive systems, including Russia, China, and India, where a lower number of rigs operate with top drives today.  By contrast, we estimate that approximately 95% of offshore rigs are equipped with top drives. We were the first top drive manufacturer to provide portable top drives for land drilling rigs.  We believe that significant land-based market potential exists for our top drive drilling system technology, including both portable and permanently installed applications. Further, when many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we see the development of a conversion market, which provides an important opportunity for us. In addition, the current technology demand associated with complex drilling is driving the demand for newer more capable Top Drives to replace older existing equipment.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. ("NOV") and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd.  In addition, low-cost manufacturers, notably from China, have entered the market in recent years. We believe that we have the second largest installed base and are the number two global provider of top drives, following NOV.  Of the three major top drive system providers, we maintain the largest fleet of assets solely for rental purposes.  Competition in our industry in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time, and price.

Backlog

We believe that top drive sales backlog is an indicator of how our business will be affected by changes in the global macro-economic environment. We consider a product sale order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a deposit. Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly, or job rates. Accordingly, we have no backlog for services.

Our top drive sales backlog at December 31, 2014 was 33 units with a total potential revenue value of $35.5 million, compared to 32 units with a total potential revenue value of $44.2 million at December 31, 2013. The backlog revenue varies depending on the product mix and the scope of the equipment supplied. Approximately one-third of the backlog at year-end is not scheduled to ship until 2016.

We have the ability to expand or contract our top drive assembly capacity to meet current and expected customer demand.  In the past, we contracted our assemble operations substantially in response to market conditions. Later, when conditions improved, we expanded them to meet demand.

In 2014, we initiated the sale of automated Catwalks. Catwalks are used to deliver pipe from the pipe racking systems at ground level into the rig floor in an automated manner. Catwalks work in conjunction with the Top Drives and our CDSTM to automate the pipe movement around the rig floor, minimizing the risks and eliminating the need for pipe manipulation by people. Our primary competitors for the sale of our new Catwalks product line are Forum, Canrig, and NOV.

Tubular Services segment

Our Tubular Services segment includes a suite of automated offerings, as well as conventional casing and tubing running services for both onshore and offshore markets. These services are typically contracted on a call out basis.  Casing is steel pipe that is installed in oil, natural gas, or geothermal wells to maintain the pressure and structural integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well.  Most operators and drilling contractors install casing and tubing using service companies, like ours, that use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings of various sizes installed.  These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications.

Our patented Casing Drive System ("CDS") is a tool which facilitates running and reaming casing into a well bore on any rig equipped with a top drive.  This tool offers improved safety and efficiency over traditional methods by eliminating operations that are associated with high risk of personal injury.  It also increases the likelihood that the casing can be run to casing point on the first attempt, offers the ability to simultaneously rotate and reciprocate the casing string as required while circulating drilling fluid, and requires fewer people on the rig for casing running operations than traditional methods.

The company also supplies a rotating Side Entry Swivel Sub ("SESS"). This tool works in conjunction with the CDS tool to allow rotation and reciprocation of the casing string during cementing operations. Reciprocation and rotation is recognized by the industry as greatly improving the uniformity and quality of the cement around the casing, in turn helping to reduce the potential of environmental incidents and future intervention costs.

We offer a full range of offshore casing and tubing running services, in both deep water and shelf applications. As part of our suite of equipment, we also offer installation services of deep water completion equipment using our Multiple Control Line Running System ("MCLRS") which is a proprietary and patented technology.  We believe that this technology substantially improves the quality of the installation of high-end well completions by eliminating damage and the need to splice or replace control and injection lines.  We also believe that this technology improves the speed and safety of the completion process by splitting the work area between personnel making up the tubing and personnel installing completion equipment.

Our conventional service offerings provide equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well construction and in work-over and re-entry operations.

Markets and Competition

Our Tubular Services customers primarily consist of oil and natural gas operating companies, including major and independent companies, national oil companies and, on occasion, other service companies, particularly those providing integrated project management services to operating companies that under these projects have contractual obligations to provide tubular running and handling services.  Demand for our tubular services strongly depends upon capital spending of oil and natural gas companies, the actual number of wells drilled by these companies, and the complexity of the wells drilled.

The tubular services market consists generally of very few large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. The largest global competitors in this market are Weatherford International, Ltd. ("Weatherford International"), Franks International, Inc., and Baker Hughes Incorporated.  Competition takes place primarily on the basis of safety, service quality, utility and quality of the equipment provided, the proximity of the service provider, and equipment to the work site and price. We leverage our existing global infrastructure to maintain a competitive tubular service business that is able to respond to customer needs in most regions of the world. We believe that the demand for our proprietary automated tubular services will increase as non-conventional drilling technologies such as directional and horizontal drilling are more frequently implemented in new wells being drilled.

While we are aware of competitive technology similar to our CDSTM tool, we believe that we continue to be the market leader in this technology.  Our CDSTM system is easily and quickly installed on any top drive system and we offer skilled and trained personnel at the field level who have specialized knowledge of top drive drilling system operations.

Casing Drilling segment

On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to subsidiaries of Schlumberger Ltd. For detailed discussion of this matter, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 4" included in this Report.

The Casing Drilling segment was based on our proprietary Casing Drilling technology, which used patented equipment and processes to allow an oil or gas well to be simultaneously drilled and cased using standard well casing pipe. In contrast, conventional or straight practice rotary drilling requires the use of drill pipe and drill string components. The demonstrated benefits of using well casing to drill the well compared to conventional drilling include, among other benefits, a reduction in the risk of unscheduled downhole events that typically result in non-productive time and additional cost and operational risk to the drilling contractor and well operator. In addition, it avoided well bore exposure during tripping and mitigated associated risks such as borehole collapse, lost circulation problems and stuck tools or pipe.

Research and Engineering segment

As a technology-driven company, we continue to invest significantly in research and development activities, primarily related to the further development and enhancement of our automated product offerings.  We hold rights, through patents and patent license agreements, to patented and/or patent pending technologies for certain innovations that we believe will have application to our core businesses.   We pursue patent protection in appropriate jurisdictions including, but not limited to, the United States, Canada, and Europe, where we believe our innovations could have significant potential application to our core businesses.  Our patent portfolio currently includes 130 issued patents, comprised of 56 U.S. and 74 foreign patents, and 107 pending patent applications, comprised of 42 U.S. and 65 foreign patent applications.  We generally retain all intellectual property rights to our technology through non-disclosure and technology ownership agreements with our employees, suppliers, consultants, and other third parties with whom we do business.

We hold patents for various specific aspects of the design of our portable top drive and related equipment.  Our CDS is protected by patents on some of the gripping tools and on the "link tilt" system, which is a method used to handle casing.  We hold numerous patents related to the installation and utilization of certain accessories for casing for purposes of casing rotation. Various other related methods and tools are patent protected as well.

We seek to invest the equivalent to 1.5% to 2.0% of our revenue in research and engineering activities annually.  We expect to continue to invest in the development, commercialization, and enhancements of proprietary technologies.

Corporate and Other

The Corporate and Other segment consists of expense at the corporate level, which includes executive management, general and administrative costs, selling, marketing, and other expenses that are not directly related to or allocated down to other segments in our internal reporting.

Financial Information About Geographic Areas

Our Top Drive and Tubular Services businesses are distributed globally. For the information of our property, plant, and equipment by business segment and geographic area at December 31, 2014, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 16" included in this Report. The following table presents our revenue by segment and geographic areas for the years ended December 31, 2014, 2013, and 2012 (United States dollars in thousands):

	United States and Canada		International		Total
	Revenue	%	Revenue	%
Top Drive
2014	$139,100	44%	$179,686	56%	$318,786
2013	88,128	28%	223,442	72%	311,570
2012	158,928	44%	198,859	56%	357,787
Tubular Services
2014	$106,600	48%	$117,542	52%	$224,142
2013	109,004	51%	103,667	49%	212,671
2012	107,983	59%	74,490	41%	182,473
Casing Drilling(1)
2014	$63	100%	$—	—%	$63
2013	624	100%	—	—%	624
2012	4,268	33%	8,625	67%	12,893
__________________________________

(1)
On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to the Schlumberger Group. For detailed discussion of this matter, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 4" included in this Report.

Procurement of Materials and Supplies

We believe that materials and components used in our servicing and assembly operations and purchased for sales are generally available from multiple sources. The prices paid by us for our raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. For a discussion of the procurement of materials and supplies, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 16" included in this Report.

Seasonality

Our business is subject to seasonal cycles associated with winter-only, summer-only, dry-season, or regulatory-based access to drilling locations.  The most significant of these occur in Canada and Russia. Traditionally, the first and fourth calendar quarters of each year are the busiest, as the contractor fleet can access drilling locations that are only accessible when frozen.  As of December 31, 2014, approximately 15% of our top drive rental fleet was located in Canada and Russia.

In certain regions in Asia Pacific and South America, we are subject to a decline in activities due to seasonal rains.  Further, seasonal variations in the demand for hydrocarbons and accessibility of certain drilling locations in North America can affect our business as our activity follows the active drilling rig count.  We actively manage our asset base around the world to minimize the impact of geographically specific seasonality.

Customers

Our accounts receivable are principally with major international and national oil and natural gas service and exploration and production companies and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition, and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, including the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems, which may impact our ability to collect those accounts receivable.  We monitor customers who are at risk for non-payment and will, if warranted by the set of circumstances, lower available credit extended to those customers or establish alternative arrangements, including increased deposit requirements or payment schedules.

No single customer accounted for 10% or more of our consolidated revenue in the years ended December 31, 2014 or 2012. However, one customer accounted for approximately 10% of our consolidated revenue during the year ended December 31, 2013.

Employees

As of December 31, 2014, the total number of our employees worldwide was 2,264. We believe that our relationship with our employees is good.  We seek to maintain a high level of employee satisfaction, and we believe our employee compensation systems are competitive. Less than 5% of our employees are subject to union contracts, primarily where required by local regulations. As of March 31, 2015, the total number of our employees worldwide is approximately 2,050.

Trademarks

We own various trademarks that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada

Item 1A. Risk Factors

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results, and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results, and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this Report and should also be considered by our investors.

Risks associated with the oil and natural gas industry

The decline of the price of oil has negatively impacted our business and continued fluctuations in the demand for, and prices of, oil and natural gas would continue to negatively impact our business.

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

In the second half of 2014, crude oil prices declined significantly which negatively impacted our business. Commodity prices have continued to deteriorate in early 2015 and could continue for the foreseeable future. We anticipate 2015 will be a challenging year for us, as many of our customers reduce their operating budgets. We expect less activity in 2015 coupled with pricing pressures and expect corresponding reductions in revenue and operating margins. A continuing environment of depressed oil and natural gas prices will reduce the immediate levels of exploration, development, and production activity which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. An extended reduction in oil and natural gas prices may require us to record asset impairments, including an impairment of the carrying value of our goodwill. Such a potential impairment charge could have a material adverse impact on our operating results. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Foreign, federal, state, and local authorities and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas ("GHG") emissions. In the United States, the Environmental Protection Agency ("EPA") is taking steps to require monitoring and reporting of GHG emissions and to regulate GHGs as pollutants under the Clean Air Act ("CAA"). The EPA Greenhouse Reporting Program requires the reporting of GHG emissions from specified large GHG emission sources in the United States and certain onshore and offshore oil and natural gas production facilities on an annual basis. Further, the EPA will issue proposed regulations in 2015 on methane emissions.

In addition, climate change legislation is periodically considered in the United States Congress, and foreign jurisdictions are also considering the need to address climate changes by legislation or regulation. Several regional GHG initiatives have formed which may require reporting or development of cap and trade programs. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations. Additionally, federal and/or state legislation to reduce the effects of GHG may potentially have a direct or indirect adverse effect on our operations, including the possible imposition on us and/or our customers of additional operational costs due to carbon emissions generated by oil and natural gas related activities.  Finally, our business could be negatively affected by climate change related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts on our ability to conduct operations and/or disruption of our customers’ operations.

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

Many of our customers access the credit markets to finance their oil and natural gas drilling and production activity. The inability of these parties to obtain financing on acceptable terms, due to credit disruptions or otherwise, could impair their ability to perform under their agreements with us and lead to various negative effects on us, including business disruption, decreased revenue, and increases in bad debt write-offs. A sustained decline in the financial stability of our customers could have an adverse impact on our business and results of operations.

The occurrence or threat of terrorist attacks could materially impact our business.

The occurrence or threat of terrorist attacks could adversely affect the economies of countries where we operate. A lower level of economic activity could result in a decline in energy consumption, which could cause a decrease in spending by oil and natural gas companies for exploration and development.  In addition, these risks could trigger increased volatility in prices for crude oil and natural gas which could also adversely affect spending by oil and natural gas companies.  A decrease in spending for any reason could adversely affect the markets for our products and thereby adversely affect our revenue and margins and limit our future growth prospects. Moreover, these risks could cause increased instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverage that we consider adequate or are required to obtain by our contracts with third parties.

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

We are subject to foreign governmental regulations in some jurisdictions in which we operate that favor or require awarding contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a certain jurisdiction. Such regulations may adversely affect our ability to compete in that jurisdiction. Our operations in some jurisdictions may be significantly affected by union activity and general labor unrest. In Argentina and Mexico, particularly, where we have significant operations, labor organizations have substantial support and have considerable political influence. In Argentina, the demands of labor organizations have increased in recent years and seem likely to continue as a result of the general labor unrest and dissatisfaction resulting from the disparity between the cost of living and salaries in Argentina exacerbated by the devaluation of the Argentine Peso. There can be no assurance that our operations in Argentina or Mexico will not face labor disruptions in the future or that any such disruptions will not have a material adverse effect on our financial condition or results of operations. Further, unionization efforts have been made from time to time in other jurisdictions in which we operate with varying degrees of success. Any such unionization could increase our costs or limit the flexibility in that market.

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

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. We are currently involved in legal proceedings described in Part II, Item 8, "Financial Statements and Supplementary Data, Note 15" included in this Report. From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax, regulatory compliance and other claims.

We are also subject to complaints or allegations from former, current, or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition, results of operations, or cash flows.

Our products and services are used in hazardous conditions and we are subject to risks relating to potential liability claims.

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

For further discussion of our credit facility, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 10" included in this Report.

We have a revolving credit facility that is not contracted at current market rates.

In April 2012, we amended our credit agreement to provide a revolving line of credit of $125 million including up to $20 million of swing line loans. The credit facility has a term of five years and all outstanding borrowings on the credit agreement are due and payable on April 27, 2017. As of December 31, 2014, we had $3.8 million in letters of credit outstanding under this credit facility.

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

As a technology-based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology. We compete for these professionals, not only with other companies in the same industry, but with oil and natural gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction.   The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Fernando R. Assing, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess. We do not maintain key man insurance on any of our personnel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table details our principal facilities, including all properties that we own and those leased properties that serve as corporate or regional headquarters as of December 31, 2014.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas, United States of America	26,500	Leased	Corporate headquarters.
Houston, Texas, United States of America	89,893	Owned
Regional headquarters for North American operations in Top Drive and Tubular Services, and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas, United States of America	20,536	Owned	Regional operations base for the Tubular Services segment in east Texas and northern Louisiana.
Lafayette, Louisiana, United States of America	43,300	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.
Calgary, Alberta, Canada	90,592	Owned	Assembly of top drives and other equipment.
Mexico City, Distrito Federal, Mexico	4,500	Leased	Regional headquarters for Latin America, including Mexico.
Moscow, Russia	5,576	Leased	Regional headquarters for Russia.
Buftea, Romania	13,562	Leased	Regional headquarters for Europe and West Africa.
Dubai, United Arab Emirates	10,000	Leased	Regional headquarters for the Middle East, North Africa, and East Africa.
Cairo, Egypt	6,562	Owned	Regional operations base for the Tubular Services segment in Egypt.
Kuala Lumpur, Malaysia	4,950	Leased	Regional headquarters for the Asia Pacific region.

In addition, we lease operational facilities at locations in Oklahoma, Pennsylvania, Texas, and Wyoming. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., some of our additional leased operating facilities are in Argentina, Australia, Canada, China, Colombia, Dubai, Ecuador, Egypt, Indonesia, Malaysia, Mexico, Romania, Russia, Saudi Arabia, Republic of Singapore, the United Kingdom, and Venezuela. The majority of these facilities support the Top Drive and Tubular Services segments.

We consider our existing equipment and facilities to be adequate to support our operations.

Item 3. Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. See Part II, Item 8, "Financial Statements and Supplementary Data, Note 15" included in this Report for a summary of certain closed and ongoing legal proceedings. Such information is incorporated into this Part I, Item 3, "Legal Proceedings" in this Report by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding shares of common stock are traded on the Nasdaq Stock Market ("NASDAQ") under the symbol "TESO." The following table outlines the share price trading range by quarter for 2014 and 2013.

	Share Price Trading Range
	High	Low
2014	($ per share)
1st Quarter	$21.55	$16.30
2nd Quarter	22.50	17.74
3rd Quarter	22.30	18.92
4th Quarter	19.99	11.53
2013
1st Quarter	$14.00	$11.50
2nd Quarter	13.70	11.05
3rd Quarter	17.09	12.60
4th Quarter	20.12	15.49

As of March 31, 2015, there were approximately 218 holders of record of our common stock, including brokers and other nominees.

Dividend Policy

On May 5, 2014 the Company's Board of Directors (the "Board") approved the initiation of a quarterly cash dividend. Cash dividends aggregated $6.0 million and $0.0 million for the years ended December 31, 2014 and 2013, respectively. The declaration and payment of future dividends is at the discretion of the Board and will be dependent upon the Company's results, financial condition, capital requirements and other factors deemed relevant by the Board.

Stock Repurchase Program

On May 2, 2014, the Board authorized a common stock repurchase program (the "Program"), which permits us to repurchase up to $100,000,000 USD of our current shares outstanding. The repurchase of the common shares was conducted as a normal course issuer bid ("NCIB"). This Board authorization expires June 30, 2016.

As share repurchase activity under our share repurchase program began in July 2014, the activity for each of the six months ended December 31, 2014 was as follows (all shares were cancelled upon purchase):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions)
July 1 - July 31	237,673	$20.66	237,673	$95.1
August 1 - August 31	138,795	$20.97	138,795	$92.2
September 1 - September 30	340,007	$20.74	340,007	$85.1
October 1 - October 31	—	$—	—	$85.1
November 1 - November 30	82,035	$16.38	82,035	$83.8
December 1 - December 31	836,207	$13.28	836,207	$72.7
	1,634,717		1,634,717

Performance Graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2009 and ending on December 31, 2014 on our common shares (assuming a $100 investment was made on December 31, 2009) with the total cumulative return of the S&P 500 Composite Index, Russell 2000 Index, and the Philadelphia Oil Service Sector Index ("OSX"), assuming reinvestment of dividends. We have elected to utilize the Russell 2000 Index in the future, in place of the S&P 500 Composite Index, due to the index's better aligning with our market capitalization. The Russell 2000 Index is constructed to provide a comprehensive and unbiased small-cap barometer and is completely reconstituted annually to ensure larger stocks do not distort the performance and characteristics of the true small-cap opportunity set.

	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014
● Tesco Corp.	$100	$123	$98	$88	$153	$100
■ OSX	$100	$126	$111	$113	$144	$108
▲ S & P 500	$100	$152	$152	$173	$224	$249
▼ Russell 2000	$100	$125	$118	$136	$186	$193

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8, Financial Statements and Supplementary Data" of this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Summary of operations
Operating revenues	$543.0	$524.9	$553.2	$513.1	$378.7
Net income from continuing operations	21.4	35.3	50.2	25.8	7.7

Per share Data
Basic earnings per share	$0.54	$0.90	$1.30	$0.68	$0.20
Diluted earnings per share	0.53	0.89	1.28	0.66	0.20
Cash dividends declared	0.15	—	—	—	—

Balance sheet data
Total assets	$619.3	$634.7	$585.6	$546.6	$453.5
Long term obligations (including capital leases)	—	0.5	0.3	6.6	—

We made adjustments to correct immaterial misstatements within this selected financial data. For a detailed explanation of these adjustments, please refer to Note 2, Revision of Prior Period Financial Statements. These adjustments also effected years 2011 and 2010. There was a $0.1 million increase of operating revenues in 2011 and no impact to Operating revenues for 2010, while Net income from continuing operations increased $1.2 million and $0.7 million for 2011 and 2010, respectively. Total assets decreased $2.6 million and $1.4 million for 2011 and 2010, respectively.

Factors affecting comparability

•	In 2014, we recorded a selling, general and administrative expense of $1.5 million related to a dispute with a third party in Asia Pacific.

•	We sold 4 top drives from our rental fleet in 2014, compared to 12 in 2013. As these units have a higher margin, we saw a decrease in our net income from continuing operations.

•
On May 5, 2014, we approved our initiation of a quarterly cash dividend of $0.05 per share to our common shareholders. The first quarterly dividend was declared in the second quarter of 2014 and has been approved and paid each successive quarter.

•	On May 2, 2014, the Board authorized a common stock repurchase program, under which we repurchased over 1.6 million shares for total cash value of approximately $27.3 million in 2014.

•
In 2014, we recorded additional warranty expense of $1.5 million for quills installed on specific top drive units. In 2013, we recorded a $1.1 million warranty expense in regards to the torque arrest systems. In 2012, we recorded additional warranty expense of $4.4 million for ESI gear box issues. For detailed discussion of the 2014 and 2013 matters, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 14" included in this Report.

•
In 2013 and 2012, we recorded a $1.4 million and $12.4 million pre-tax gain on the sale of the Casing Drilling business, respectively. For detailed discussion of this matter, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 4" included in this Report.

•
In 2011, we saw a significant increase in revenues due to increased demand, both domestically and internationally for top drives and our proprietary tubular services that approached the pre-recession levels.

•
In 2011, we assumed $7.4 million of outstanding debt as part of the acquisition of Premiere Casing Services - Egypt S.A.E. ("Premiere"). At December 31, 2011, the balance of this debt was $5.6 million related to capital leases and $1.1 million related to notes payable. In 2012, we paid off all of the outstanding balances related to Premiere's notes payable and a significant amount of the outstanding balances related to Premiere's capital leases.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with - our consolidated financial statements and the accompanying footnotes included in Part II, Item 8, "Financial Statements and Supplementary Data" included in this Report. During the fourth quarter of 2014, we identified errors primarily in accounting for foreign currency in Latin America resulting in an immaterial correction of errors in our previously issued consolidated financial statements. These corrections have been reflected in our MD&A discussions. These corrections are discussed further in Part II, Item 8, "Financial Statements and Supplementary Data, Note 2" included in this Report.  Our MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make.  These risks and uncertainties are discussed further in Part I, Item 1A, "Risk Factors" included in this Report.

Overview

We are a global technology leader and provider of highly engineered solutions for drilling, servicing, and completion of wells with facilities in North America, Europe, Russia, Latin America, Middle East, and Asia Pacific. Our operations consist of top drive sales, rentals, after-market sales and services, and our tubular sales and services.

Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flow of exploration and production companies and drilling contractors, which are affected by current and anticipated oil and gas prices.

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States ("GAAP").

Our Segments

Our operating structure is the basis for our internal and external financial reporting. As of December 31, 2014, our operating structure included the following business segments: (i) Top Drives, (ii) Tubular Services, (iii) Research & Engineering, and (iv) Corporate and Other. Prior to the third quarter of 2012, we also had a Casing Drilling operating segment. Substantially all of the assets of the Casing Drilling segment were sold in June of 2012. For detailed discussion of segments, see Part I, Item 1, "Business" included in this Report.

Business Environment

Our revenues are dependent on the level of worldwide oil and gas wells drilled, the price of crude oil and natural gas, capital spending by oil field companies and drilling contractors, the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, oil sanctions, and global economics, among other things. The profitability of exploration and production companies and drilling contractors are effected by the current and anticipated prices of crude oil. Profitability is a key factor in their willingness to invest in new exploration and production activities which is reflected in rig and well counts.

Our business is dependent on both the rig count and well count. Rig count is an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil service industry. Rig count trends are governed by the exploration and development spending by exploration and production companies, which in turn is influenced by current and future price expectations for oil and gas. Therefore, the count may reflect the relative strength and stability of energy prices and overall market activity. However, these counts should not be solely relied on as an indicator of the economic condition of our industry, as other specific and pervasive conditions may exist that affect overall energy prices and market activity. Well count is another important business barometer for our industry. It is important to look at rig count in conjunction with the well count.

Below is a table that shows the average rig count by region for the years ended December 31, 2014, 2013, and 2012.

	Average Rig Count(1)			Increase (Decrease)
	2014	2013	2012	2013 to 2014		2012 to 2013
U.S.	1,862	1,761	1,919	101	6%	(158)	(8)%
Canada	380	355	365	25	7%	(10)	(3)%
Latin America	397	419	423	(22)	(5)%	(4)	(1)%
Asia Pacific	406	372	356	34	9%	16	4%
Middle East	254	246	241	8	3%	5	2%
Africa	145	125	119	20	16%	6	5%
Europe	134	135	96	(1)	(1)%	39	41%
Worldwide	3,578	3,413	3,519	165	5%	(106)	(3)%

Below is a table that shows well count by region for the years ended December 31, 2014, 2013, and 2012.

	Well Counts (2) For Years Ended December 31,
	2015	2014	2013	2012
	(forecast)(2)
U.S.	37,997	47,402	44,198	44,732
Canada	7,362	10,513	10,337	10,711
Latin America	4,163	4,116	4,750	4,635
Europe, Africa, Middle East (including Russia)	13,222	14,072	14,221	14,511
Far East (including China)	28,142	28,024	29,706	27,168
Worldwide	90,886	104,127	103,212	101,757

Outlook

The effect and duration of oil and gas price downturns are unpredictable. Based upon the simple average of three spot prices(3); Dated Brent, West Texas Intermediate, and the Dubai Fateh in U.S. dollars per barrel, we began to see a decline in the price of crude oil. The decline began after the average reached a high of $108.37 per barrel in June 2014. This decline continued throughout the year where it ended with an average price of $60.55 per barrel as of December 2014. We continue to see this decline going into the current year with the prices averaging $54.93 per barrel as of February 2015.

The price of crude oil directly affects exploration and production companies' profitability and more importantly their willingness to drill new wells. As a result, we expect to see an overall decline in the number of new wells drilled and the average rig count during 2015. Due to certain economic conditions including, but not limited to, oil and gas inventory reserves, and production rates globally, it is anticipated that this downturn may continue to last more than just a few months. A long term continued slowdown __________________________________

(1)
Source: Baker Hughes Incorporated worldwide rig count; averages are monthly. The Baker Hughes International Rotary Rig Count is a monthly census of active drilling rigs exploring for or developing oil or natural gas outside North America (U.S. and Canada). The Baker Hughes International Rotary Rig Count does not include rigs drilling in Russia, the Caspian region, Iran, Sudan, Cuba, North Korea or onshore China. Iraq was excluded from the International Rotary Rig Count for the period September 1990 to May 2012. Syria is currently excluded from the International Rotary Rig Count as of February 2012 due to difficulty obtaining data as a result of continued civil unrest. To be counted as active, a rig must be on location and be drilling or 'turning to the right'. A rig is considered active from the moment the well is "spudded" until it reaches target depth or "TD". Rigs that are in transit from one location to another, rigging up or being used in non-drilling activities such as workovers, completions or production testing, are not counted as active.

(2)	Source: World Oil Forecast and Data Executive Summary 2015

(3)	Source: IndexMundi

in drilling operations would adversely affect our business and results of operations. While monitoring the commodity prices will be the first indicator of movement in the market, the impact on the number of wells drilled and associated drilling rigs will serve as the primary indicator of our ability to achieve desired results.

In the event of an extended downturn, we believe we are well positioned and should benefit from our strong balance sheet, liquidity, access to credit, global infrastructure, broad product and service offerings, and installed base of equipment. As of December 31, 2014, we had $72.5 million in cash and equivalents, and no long term outstanding debt obligations with access to $121.2 million in credit available on our revolver. We have a long history of cost-control and downsizing in response to slowing market conditions and of quickly executing strategic opportunities enabling us to capitalize on new growth initiatives.

The current economic conditions are challenging. However, we see them as potential opportunities in those regions in which we already maintain a presence. While we have transitioned from a primarily North American revenue centric company to generating more revenue globally over the past few years, our position in many of these international markets still leaves significant growth opportunities in spite of the current economic conditions. We plan to expand our service offerings in those areas in which we already have facilities and capital resources. We are focusing on offering longer-term service contracts. We feel that our global infrastructure is in place and we have the capacity to offer additional after-market sales and services without incurring significant additional capital expenditures to grow these markets. We feel this provides us with a competitive advantage. We plan to use our existing facilities as a base to promote our after-market sales and services, to include, but not limited to, long-term maintenance contracts, Automated Rig Controls ("ARC"), and Equipment Health Monitoring services. These services are also compatible with our competitors' top drives. We believe that top drives are at the point in their life-cycle where we will begin to see a steady increase in the need for service, maintenance, and recertification.

Until recently, our tubular services business was primarily focused on onshore drilling for our sales and services. With land-based drilling consistently moving toward horizontal drilling, the value from automated casing running tools, specifically our CDS offering, has served as the foundation of our land focus. The market and our customers have realized great benefit from the performance of our casing running tools and our approach to providing new solutions and have provided us with the opportunity to increase our expansion to offshore markets. We feel that there is a significant opportunity for growth in the offshore market, including the market for our automated tubular services and equipment. Our automated services require fewer people to operate, reducing expense, and promoting safety and service quality which is highly desirable in offshore drilling. We plan to use our offshore expertise that we gained in Indonesia, Saudi Arabia, North America, and the North Sea to increase our offshore market presence globally. We are promoting our record of safety, service quality, and reliability in an attempt to gain market share. In addition, offshore operations are long term in nature and, therefore, less effected by short term swings in crude oil prices.

We plan to continue to invest in research and engineering related to our top drive and tubular services segments to capitalize on growth opportunities while taking steps to better integrate our products and service offerings with our customers' needs.

Results of Operations

The discussions below relating to significant line items from our consolidated statements of income are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. This discussion should be read in conjunction with Pat II, Item 8, Financial Statements and Supplementary Data included in this Report.

Operating results by business segments

Below is a summary of the operating results of our business segments for the years ended December 31, 2014, 2013, and 2012 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2014	2013	2012	2013 to 2014		2012 to 2013
Segment revenue
Top Drive revenue
Sales	$142,589	$127,189	$166,722	$15,400	12%	$(39,533)	(24)%
Rental services	103,718	125,119	126,157	(21,401)	(17)%	(1,038)	(1)%
After-Market sales and services	72,479	59,262	64,908	13,217	22%	(5,646)	(9)%
	318,786	311,570	357,787	7,216	2%	(46,217)	(13)%
Tubular Services revenue
Automated	$181,562	$171,848	$141,260	9,714	6%	30,588	22%
Conventional	42,580	40,823	41,213	1,757	4%	(390)	(1)%
	224,142	212,671	182,473	11,471	5%	30,198	17%

Casing Drilling	63	624	12,893	(561)	(90)%	(12,269)	(95)%
Revenue	$542,991	$524,865	$553,153	$18,126	3%	$(28,288)	(5)%

Segment operating income
Top Drive	$58,628	$67,998	$87,519	$(9,370)	(14)%	$(19,521)	(22)%
Tubular Services	35,514	35,850	22,237	(336)	(1)%	13,613	61%
Casing Drilling	(632)	2,124	8,184	(2,756)	(130)%	(6,060)	(74)%
Research and engineering	(9,574)	(8,578)	(10,457)	(996)	(12)%	1,879	18%
Corporate and other	(37,393)	(42,554)	(30,316)	5,161	12%	(12,238)	(40)%
Operating income	$46,543	$54,840	$77,167	$(8,297)	(15)%	$(22,327)	(29)%

Top Drive segment

Revenues from our top drive segment are generated through sales, rentals, and after-market sales and service. Sales of top drives consist of new and used top drives and catwalks. Our rental fleet of top drives are mobile. We set up the units on the customers drill site and charge for rental operating days based on a daily rate. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating.

Our after-market sales and service consists of providing parts and servicing units. We provide these services for both our top drives and those of our competitors. Prior to the second quarter of 2014, we only provided after-market sales and services for our proprietary top drives.

2014 as compared with 2013

Sales
Revenues increased by $15.4 million, or 12%, in 2014 as compared to 2013 due to the sale of an additional 14 top drives. In 2014, we sold a total of 114 top drives, of which 110 were new and 4 were from our rental fleet, as compared to the previous year, where we sold 100 top drives, of which 88 were new and 12 were from our rental fleet. North America experienced a significant increase in the number of top drives sold in 2014 due to increased market demand driven by an increased rig count. We also increased our sales focus and resources in Asia Pacific and the Middle East, effectively increasing sales by 60% in those regions. This increase was partially offset by a decrease in product sales in Russia related to complexities surrounding economic and political issues, as well as devaluation of the Russian Ruble during 2014.

Although we sold more top drives in 2014, our average revenue per top drive unit sold decreased based on the model mix of new top drives and the scope of supply. Revenues related to the sale of top drives from our rental fleet were $4.3 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively.

Rental Services
Revenues decreased by $21.4 million, or 17%, in 2014 as compared to 2013 due to a decrease in the number of rental operating days by 2,510 days and a slight decrease in the average daily rate by $390 per day which was due to pricing pressures. The majority of this decrease was due to a decrease in activity in Latin America, especially Mexico. Our revenues in this region were also negatively impacted by various currency devaluations and price rationalization, as compared to 2013. In addition, Russia contributed to the decline due to political and economic issues, devaluation of the Russian ruble, and an increase in low cost competition within the region.

The rental fleet size increased to 135 units, up 6 units year over year. The increase was due to the acquisition of Tech Field Services, LLC ("TFS" - See Part II, Item 8, "Financial Statements and Supplementary Data, Note 5" in this Report) and the introduction of our new 150 Ton HXI technology.

After-Market Sales and Services
Revenues increased by $13.2 million, or 22%, in 2014 as compared to 2013 primarily due to a 18% increase in part sales and recertification revenue in North America. Additionally, the acquisition of TFS (See Part II, Item 8, "Financial Statements and Supplementary Data, Note 5" in this Report) in the current year contributed to 30% of the increase in the volume of North American sales. Our operational revenues in the Middle East increased by 4% of the total variance caused by a higher volume of top drive recertifications as compared to 2013, as we continue to increase our market share in the region.

Operating Income
Top drive operating income decreased by $9.4 million, or 14%, in 2014 as compared to 2013 due to an increase in our direct costs coupled with pricing pressures, driving down our margins overall. In addition, the volume of sales within our product mix and used unit pricing effectively reduced our margins in 2014.

We recorded a bad debt expense of $4.5 million in 2014, of which $3.6 million, $0.4 million, and $0.4 million related to Latin America, the Middle East, and Russia, respectively, and is based on collectability concerns, given currency devaluation in certain markets, and the sharp decline in oil prices during the fourth quarter.

During the fourth quarter of 2014, we recorded $2.5 million of charges related to our operations in Venezuela due to deteriorating political conditions, business environment, and security over the last year that have pointed towards ever increasing risk in the country. Further, the continued devaluation of local currency coupled with delayed and/or uncollectable payments from customers have caused the Company to incur losses. These charges included a $0.3 million loss on impairment related to assets held for use, a $0.8 million write-down of our inventory to lower of cost or market, and $1.4 million increase of bad debt expense regarding the collectability of receivables.

2013 as compared with 2012

Sales
Revenues decreased by $39.5 million, or 24%, in 2013 as compared to 2012 due to the fact that our selling price per unit varies significantly depending on the model, whether the unit was previously operated in our rental fleet and whether a power unit was included in the sale. We sold 31 fewer top drives in 2013 than we did in the prior year. In 2013, we sold 100 top drives of which 88 were new and 12 were from our rental fleet, as compared to 131 top drives of which 121 were new and 10 were from our rental fleet in 2012. Revenue related to the sale of used top drives was $9.9 million and $13.5 million during 2013 and 2012, respectively.

Rental Services
Revenues decreased by $1.0 million, or 1%, in 2013 as compared to 2012 due to the decrease in rental operating days which resulted from lower rig counts in North America during 2013. Our rental fleet increased by 3 units in 2012 and then decreased by 6 units during 2013 to react to the demand of our customers for rental services. As of December 31, 2013, we had 129 top drives in our rental fleet.

After-Market Sales and Services
Revenues decreased by $5.6 million, or 9%, in 2013 as compared to 2012 primarily due to a lower rig count in North America. The decrease in activity resulted in lower part sales and demand for repair work and recertifications.

Operating Income
Top Drive operating income decreased by $19.5 million, or 22%, as compared to 2012 due to the decrease in top drive sales combined with a decrease in revenues from our after-market sales and services. In addition, during 2012 we recorded an additional warranty expense of $4.4 million associated with our ESI top drive model.

Tubular Services segment

We generate revenues in our tubular services business from the performance of both automated and conventional services augmented by sales of products, accessories, and consumables for the casing running process. In our services, we provide the personnel and equipment, including the CDSTM, power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well completion and in work-over or re-entry operations.  Our product sales includes the CDS system, down well consumables, and other non-consumable parts.

2014 as compared with 2013

Automated Services
Revenues increased by $9.7 million, or 6%, in 2014 as compared to 2013 due to increases in Latin America and the Middle East of 9% and 1% of the total variance, respectively. This was offset by an overall 4% decrease in Asia Pacific, Europe, Russia, and North America. In 2014, we experienced an overall increase of 4% in the number of jobs performed over 2013. The increase in Latin America was primarily due to non-retrievable casing drilling services performed within the region during 2014 and an increase in our market share overall. The increase in the Middle East is due to an expanding market in which we continue to gain market share and invest within this region. The decrease in Asia Pacific was due to a temporary slowdown of activities in certain markets caused by political factors. Our Russian operations experienced a decline due to political instability and economic issues, the devaluation of the Russian Ruble, and an increase in competition within the region which reduced the number of CDS units sold.

Conventional Services
Revenues increased by $1.8 million, or 4%, in 2014 as compared to 2013 due to increases in Latin America and the Middle East of 5% and 2%, respectively. We invested additional capital and resources in these regions in order to increase our overall volume of services provided as we continue to gain more jobs. This was offset by a 3% decrease in North America due to a reduction of drilling operations in Canada that led to fewer jobs and increased pricing competition.

Operating Income
Tubular Services operating income decreased by $0.3 million, or 1%, in 2014 as compared to 2013 primarily due lower profitability in Asia Pacific, Europe, Russia, North America, and the Middle East. Partially offsetting this decrease was an increase in profitability in Latin America based on the mix of services performed and increases to market share. Salaries and other related costs increased $1.8 million to support the growth of infrastructure and revenues over the last two years. Depreciation and amortization expense was also $1.4 million higher than the prior year. Our operating income was also negatively impacted in 2014 by an increase in bad debt expense of $2.4 million, of which $1.3 million related to a third party in Malaysia and $0.8 million related to Venezuela.

During the fourth quarter of 2014, we recorded $0.6 million of charges related to our operations in Venezuela due to deteriorating political conditions, business environment, and security over the last year that have pointed towards ever increasing risk in the country. Further, the continued devaluation of local currency coupled with delayed and/or uncollectible payments from customers have caused the Company to incur losses. These charges included a $0.2 million loss on impairment related to assets held for use, a $0.2 million write-down of our inventory to lower of cost or market, and $0.2 million increase of bad debt expense regarding the collectability of receivables.

2013 as compared with 2012

Automated Services
Revenues increased by $30.6 million, or 22%, in 2013 as compared to 2012 due to a 14% increase in the number of jobs performed in 2013 over 2012. We also sold an additional $9.4 million in casing drive system equipment as compared to the prior year.

Conventional Services
Revenues decreased by $0.4 million, or 1%, in 2013 as compared to 2012 due to slower demand for our conventional service. We saw a shift in demand from conventional to automated tubular services.

Operating Income
Tubular Services operating income increased by $13.6 million, or 61%, in 2013 as compared to 2012 due to increased number of jobs associated with our automated services, which have higher margins than our conventional services, and the increase in casing drive system equipment sales from prior year.

 Casing Drilling segment

We generated revenues in our casing drilling business by selling services related to our proprietary Casing Drilling System. This system uses patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe. On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to the Schlumberger Group. For further discussion of the disposition of our Casing Drilling business, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 4" included in this Report.

2014 as compared with 2013

Operating Income
The 2014 Casing Drilling activity was due to casing drilling part sales. Beginning in 2015 results achieved in casing drilling will be incorporated as part of our tubular services segment.

2013 as compared with 2012

Revenues
Revenues decreased by $12.3 million, or 95%, in 2013 as compared to 2012 due to the sale of substantially all of the assets of the business in the second quarter of 2012. Revenues booked in 2013 were due to residual contracts not associated with the sale of the assets flowing through the income statements.

Operating Income
Casing Drilling operating income decreased by $6.1 million, or 74%, in 2013 as compared to 2012 due to the sale of substantially all of the assets of the business in the second quarter of 2012. The majority of the operating income for 2013 relates to a working capital adjustment gain of $1.4 million related to the sale.

Research and Engineering segment

We are a technology-based company. We continue to invest in our research and engineering in order to continually develop, commercialize, and enhance our proprietary products relating to our current product offerings and new technologies in development.

2014 as compared with 2013

Expenses increased by $1.0 million, or 12%, in 2014 as compared to 2013 due to an increase in research and engineering activities related to new product development, expenditures in automation and compact projects, and a new test rig facility.

2013 as compared with 2012

Expenses decreased by $1.9 million or 18% in 2013 as compared to 2012 due to the sale of substantially all of the assets of the casing drilling segment in 2012, as we no longer performed research and engineering services for that business.

Corporate and Other segment

Corporate and other expenses primarily consist of the corporate level overhead, general and administrative expenses, and certain selling and marketing expenses.  Corporate and other expenses as a percent of revenues were 7%, 8%, and 5% for the years ended December 31, 2014, 2013, and 2012, respectively.

2014 as compared with 2013

Operating expenses decreased by $5.2 million, or 12%, in 2014 as compared to 2013 primarily due to a decrease in litigation fees, a reduction in long-term and short-term incentive compensation, and executive departure cost.

2013 as compared with 2012

Expenses in 2013 increased by $12.2 million, or 40%, as compared to 2012 due to an increase in general and administrative long-term and short-term incentive compensation of $3.8 million, increased legal fees of $2.9 million, and increased costs associated with centralized operations support personnel and other related increases of $5.3 million.

Other Expenses

Below is a detail of expenses that are not allocated to segments for the years ended December 31, 2014, and 2013 (in thousands, except percentages):

	Year ended December, 31			Increase / Decrease
	2014	2013	2012	2013 to 2014		2013 to 2012
Interest expense	1,193	1,001	1,219	192	19%	(218)	(18)%
Interest income	(204)	(170)	(195)	(34)	(20)%	25	13%
Foreign exchange losses	7,140	5,270	2,749	1,870	35%	2,521	92%
Other expense (income)	(30)	(1,547)	(1,968)	1,517	98%	421	21%
Income before taxes	38,444	50,286	75,362	(11,842)	(24)%	(25,076)	(33)%
Income tax provision	17,008	15,002	25,185	2,006	13%	(10,183)	(40)%
Net income	$21,436	$35,284	$50,177	$(13,848)	(39)%	$(14,893)	(30)%

2014 as compared with 2013

Interest Expense
Interest expense increased by $0.2 million, or 19%, in 2014 as compared to 2013 due a non-recurring reversal of penalties and interest related to the Mexico tax amnesty program in 2013.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar on a global basis, our operations have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses increased by $1.9 million, or 35%, in 2014 as compared to 2013 due to currency devaluations primarily in Latin America and Russia. During 2014, we saw declines in the Argentine Peso, Mexican Peso, Venezuelan Bolivar, and Russian Ruble relative to the US Dollar of 23.4%, 11.4%, 693.7%, and 41.8%, respectively. We continue to take steps to minimize our foreign currency exposure in these regions.

Other Expenses
Other expenses increased by $1.5 million, or 98%, in 2014 as compared to 2013 due to a reversal of $1.8 million of other expense in 2013 related to the Mexico Amnesty program in which we participated. This was offset by losses of $0.3 million on disposals associated with our Russian operations in 2014.

Income Tax Provision
Income tax provision increased by $2.0 million, or 13%, as compared to 2013 primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world. Additionally, $1.4 million of favorable tax settlements in foreign jurisdictions were recorded in 2013 compared to $0.9 million of additional liability related to uncertain tax benefits recorded in 2014. Our effective tax rates were 44% and 30% for 2014 and 2013, respectively.

2013 as compared with 2012

Interest Expense
Interest expense decreased $0.2 million, or 18%, in 2013 as compared to 2012 primarily due to a non-recurring accrual in the prior year for interest expense associated with a foreign tax issue. Also, we had non-recurring interest expense in 2012 due to drawing down and incurring interest on our $10 million line of credit to fund working capital needs. The line of credit was repaid in 2012.

Foreign Exchange Losses
Foreign exchange losses increased by $2.5 million, or 92%, in 2013 as compared to 2012 due to fluctuations in the valuation of the U.S. dollar compared to other currencies in which we transact around the world. The majority of the loss was due to fluctuations in currencies in Latin America which accounted for $2.7 million of the increase as compared to prior year. This was partially offset by a net increase in foreign exchange gains of $0.3 million in our Europe, Russia, Middle East, and Asia Pacific operations. The majority of these losses associated with Latin America were from Venezuela.

Other Income
Other income reflects gains and losses on sales of non-operating assets, penalties, and other miscellaneous expense (income). In 2013, we participated in an amnesty program for tax issues in a foreign jurisdiction. The impact of this program was recognized in the first quarter of 2013 by reversing $1.8 million of other expense previously accrued for this issue.  In 2012, we recorded a reduction of $3.1 million previously expensed for a legacy withholding tax issue in a foreign jurisdiction based on favorable determinations received in April 2012 and January 2013. This reduction was partially off-set by penalties accrued during 2012 for tax assessments in foreign jurisdictions.

Income Tax Provision
Income tax provision decreased by $10.2 million, or 40%, in 2013 as compared to 2012 primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world, an accrual of $1.5 million in 2012 for a tax assessment in a foreign jurisdiction, and a $1.4 million valuation allowance adjustment in 2012 related to foreign subsidiary net operating losses. Our effective tax rates were 30% and 33% for 2013 and 2012, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our revolving credit facility. We remain in a strong financial position with resources available to reinvest in existing businesses, strategic acquisitions, and capital expenditures to meet short and long term objectives. We believe that our cash position is sufficient to fund operations, anticipated working capital needs and other cash requirements including capital expenditures, debt, interest, and dividend payments, for the foreseeable future.

Net cash is a non-GAAP measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe net cash is a meaningful measure that will assist investor in understanding our results and recognizing underlying trends. Net cash should not be considered as an alternative to, or more meaningful than, cash and equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

The following is a reconciliation of our cash and cash equivalents to net cash as of December 31, 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013
Cash	$72,466	$97,277
Current portion of long term debt	(25)	(503)
Long term debt	—	(27)
Net cash	$72,441	$96,747

The change in our net cash position was primarily due to the using cash on hand to increase working capital levels, repurchase stock, and pay dividends to our shareholders.

The following table summarizes our net cash provided by (used in) operating, investing, and financing activities for the three years ended December 31, 2014, 2013, and 2012 as follows (in thousands);

	Year Ended December 31,
	2014	2013	2012
Cash provided by operating activities	$40,580	$94,258	$17,723
Cash used in investing activities	(39,004)	(24,278)	(14,197)
Cash provided by (used in) financing activities	(26,387)	5,498	(4,416)
Increase (decreases) in cash and equivalents	$(24,811)	$75,479	(890)

Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2014, 2013and 2012. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data in this report.

2014 as compared to 2013

Our cash and cash equivalents were $72.5 million at December 31, 2014, a decrease of $24.8 million, as compared to 2013. This is attributable to the following:

Operating Activities
Cash provided by operating activities for the year ended December 31, 2014 was $40.6 million, as compared to $94.3 million in 2013. In 2014, we used available cash of $17.2 million to increase our inventory levels and $26.0 million to settle our accounts payable balances. In 2013, we increased our cash position by reducing inventory by $27.4 million. In addition, our payables and accrued liabilities balances increased in 2013, which increased our cash balance by $9.8 million.

Investing Activities
Cash used for investing activities for the year ended December 31, 2014 was $39.0 million, as compared to $24.3 million in 2013. In 2014, we purchased substantially all of the assets of Tech Field Services, LLC ("TFS") for $5.0 million, while in 2013, we acquired certain intellectual property assets of Custom Pipe Handlers Canada Inc ("CPH") for $1.9 million. Further, we used $38.3 million and $38.1 million in 2014 and 2013, respectively, for capital expenditures and sales of operating assets provided $4.3 million and $9.2 million of cash, respectively. During the year ended December 31, 2014, we did not receive cash from the sale of the Casing Drilling segment to the Schlumberger Group, compared to $6.2 million that we received during the same period in 2013.

Financing Activities
Cash used for financing activities was $26.4 million for the year ended December 31, 2014, as compared to cash provided by financing activities of $5.5 million in 2013. We paid $6.0 million in cash dividends in 2014. We also began our stock repurchase program in 2014, under which we repurchased shares valued at $27.3 million. Further, proceeds from stock options of $6.5 million and $5.3 million were recognized in 2014 and 2013, respectively. In 2013, we issued $9.6 million and repaid $9.4 million of debt during the year.

2013 as compared to 2012

Operating Activities
Cash provided by operating activities for the year ended December 31, 2013 was $94.3 million as compared to $17.7 million in 2012. The majority of the increase was due to a $51.1 million reduction in inventory levels and a $30.4 million increase in our accounts payable balance, among other improvements in our working capital balances.

Investing Activities
Cash used for investing activities for the year ended December 31, 2013 was $24.3 million as compared to $14.2 million in 2012. Although we reduced our expenditures on capital assets by almost half in 2013 as compared to the prior year, a reduction of $25.6 million, our net cash used by financing activities increased in 2013. This was due to proceeds from the sale of substantially all of the assets of our casing drilling segment in 2012 of $6.2 million and $39.5 million in 2013 and 2012, respectively.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2013 was $5.5 million as compared to net cash used of $4.4 million in 2012. This fluctuation primarily consists of the issuance and repayment of debt of our revolving credit line, as we issue debt as needed for our working requirements. We drew down and paid back $9.4 million and $35.4 million from our revolving credit facility in 2013 and 2012, respectively. During 2012, we also repaid $6.3 million of debt assumed as part of the Premiere acquisition.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Part II, Item 8, "Financial Statements and Supplementary Data, Note 3" in this Report.  The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting estimates and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities.  We consider our critical accounting estimates to be those that require difficult, complex or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments.  Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates.  We believe the most critical accounting policies in this regard are those described below.

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

Accounts Receivable
Accounts receivable trade consist of amounts due to us arising from normal course of business activities measured at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect any loss expected on the accounts receivable trade balances and charged to the provision for doubtful accounts.

Allowance for Doubtful Accounts Receivable
The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables, and additional allowances could be required. As of December 31, 2014 and 2013, allowance for doubtful accounts totaled $5.8 million and $3.0 million, or 4.3% and 2.1% of gross accounts receivable, respectively. Historically, the Company’s charge-offs and provisions for the allowance for doubtful accounts have been immaterial to the Company’s consolidated financial statements. However, because of the risk factors mentioned above, changes in estimates could become material in future periods.

Purchase Price Allocation of Acquisitions
The Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets, and widely accepted valuation techniques such as discounted cash flows. The Company engages third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets, and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC Topic 450 "Contingencies" ("ASC Topic 450"). Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and recognizes them when they are incurred. As of December 31, 2014 and 2013, service and product warranties totaled $3.4 million and $2.4 million, respectively.

Excess and Obsolete Inventory Provisions
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions, and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process, and raw materials to support ongoing assembly operations. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas, and the potential obsolescence of various types of equipment we sell, among other factors. As of December 31, 2014 and 2013, inventory reserves totaled $2.7 million and $2.1 million, or 2.3% and 2.1% of gross inventory, respectively.

Goodwill and Long-Lived Assets
Long-lived assets, which include goodwill, property, plant and equipment, and intangible assets, comprise a substantial portion of our assets. The carrying value of goodwill is reviewed for impairment on an annual basis and the carrying value of other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

In accordance with generally accepted accounting principles, we test goodwill on a reporting unit basis for impairment using a fair value approach using both the (1) income approach and (2) market approach.  We perform the valuation to test goodwill impairment annually as of December 31 or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. We estimate the fair value of goodwill based on discounted cash flow method (the income approach) and guideline comparable company method (market approach). The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. During times of economic volatility, significant judgment must be applied to determine our weighted-average cost of capital that we use to determine the discount rate.  The market approach is based on a list of public peer companies and its performance metrics as applied to each reporting unit.  The market approach assumes that the peer companies operate in the same industry and share similar characteristics to us and that our values will correlate to those characteristics. Therefore, a comparison of our reporting units to similar peer companies whose financial information is publicly available may provide a reasonable basis to estimate our fair value of each reporting unit.  Once the valuation based on each methodology is completed, the company's management will consider the weighting of the market approach vs. the income approach and the percentages associated with each approach are tested for reasonableness.  If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to goodwill impairment losses that could be material to our results of operations.

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

Recent Accounting Pronouncements

See Part II, Item 8, "Financial Statements and Supplementary Data, Note 3", under the heading "Recent accounting pronouncements" included in this Report.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements other than the contractual obligations and letters of credit noted below.

Contractual Obligations

We are party to various contractual obligations.  A portion of these obligations are reflected in our financial statements, such as long term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet.  The following is a summary of our contractual cash obligations as of December 31, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations
Principal	$25	$25	$—	$—	$—
Interest	—	—	—	—	—
Operating lease obligations (a)	28,835	6,980	9,751	5,311	6,793
Purchase commitments (b)	23,205	23,205	—	—	—
	$52,065	$30,210	$9,751	$5,311	$6,793

(a)	We have operating lease commitments expiring at various dates, principally administrative offices, operation facilities and equipment.

(b)	Represents purchase commitments for executed purchase orders that have been submitted to the respective vendor.

Letters of Credit

We enter into letters of credit in the ordinary course of business. The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. As of December 31, 2014, we had outstanding letters of credit of approximately $8.3 million, of which $3.8 million is outstanding under our revolving credit facility with an available credit line of $121.2 million.  We were in compliance with all related covenants as of December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with an existing or forecasted financial transaction.  The types of market risks we are exposed to are credit risk, foreign currency risk and interest rate risk.

Credit Risk
Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  Cash equivalents, such as deposits, investments in short-term commercial paper and other money market instruments, are held by major banks.  Our accounts receivable are principally with oil and natural gas service, exploration and production companies and are subject to normal industry credit risks. For a further discussion, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 16" included in this Report.

Interest Rate Risk
At December 31, 2014, our debt consisted of capital leases assumed in our acquisition of Premiere and various short-term notes payable. At year end, we had no outstanding debt related to our credit facility, but we have had significant debt borrowings in the past and currently have the ability to borrow up to $121.2 million under our existing revolving credit facility, subject to the maintenance of certain financial ratios required by restrictive covenants.  Our credit facility has a variable interest rate, which exposes us to interest rate risk.  From time to time, we may use derivative financial instruments to manage our interest rate exposures. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not party to any interest rate swaps during the year ended December 31, 2014.

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

Foreign Currency Risk
We have extensive operations in foreign countries. On a global basis, our functional currency is the US dollar, which is consistent with much of the oil and gas industry. In addition, our operations have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Over 75% of our revenue in 2014 was denominated in US dollars. However, outside the United States, a significant portion of our expenses are incurred in foreign currencies. Therefore, weakening of currencies against the U.S. dollar may create losses in future periods. Conversely, when local currencies strengthen in relation to the U.S. dollar we experience foreign exchange gains. During the years ended December 31, 2014, 2013, and 2012, the Company reported foreign currency losses of $7.1 million, $5.3 million, and $2.7 million, respectively.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tesco Corporation

We have audited the accompanying consolidated balance sheet of Tesco Corporation and subsidiaries as of December 31, 2014, and the related consolidated statement of income, shareholders' equity and cash flows for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesco Corporation and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesco Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2015, expressed an adverse opinion thereon.

/s/Ernst and Young LLP
Houston, Texas
March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tesco Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of income, shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Tesco Corporation and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 4, 2014, except for Note 2, as to which the date is March 31, 2015

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$72,466	$97,277
Accounts receivable trade, net of allowance for doubtful accounts of $5,814 and $3,006 as of December 31, 2014 and 2013, respectively	128,663	141,200
Inventories, net	114,682	96,874
Income taxes recoverable	9,140	7,210
Deferred income taxes	8,864	6,136
Prepaid and other current assets	26,874	29,519
Total current assets	360,689	378,216
Property, plant and equipment, net	202,505	204,456
Goodwill	34,401	32,732
Deferred income taxes	13,971	12,174
Intangible and other assets, net	7,700	7,097
Total assets	$619,266	$634,675
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$25	$503
Accounts payable	36,053	45,213
Deferred revenue	16,566	21,288
Warranty reserves	3,370	2,389
Income taxes payable	8,907	4,797
Accrued and other current liabilities	26,781	36,612
Total current liabilities	91,702	110,802
Long term debt	—	27
Other liabilities	2,144	990
Deferred income taxes	12,293	9,494
Total liabilities	106,139	121,313
Commitments and contingencies (Note 15)	—	—
Shareholders’ equity
First preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2014 or 2013	—	—
Second preferred shares; no par value; unlimited shares authorized; none issued and outstanding at December 31, 2014 or 2013	—	—
Common shares; no par value; unlimited shares authorized; 38,949 and 39,680 shares issued and outstanding at December 31, 2014 and 2013, respectively	208,999	224,666
Retained earnings	268,627	253,195
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	513,127	513,362
Total liabilities and shareholders’ equity	$619,266	$634,675

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the years ended December 31,
	2014	2013	2012
Revenue
Products	$230,717	$202,529	$238,342
Services	312,274	322,336	314,811
	542,991	524,865	553,153
Operating expenses
Cost of sales and services
Products	177,135	157,514	175,961
Services	256,503	255,877	257,360
	433,638	413,391	433,321
Selling, general and administrative	53,236	49,490	44,561
Gain on sale of Casing Drilling	—	(1,434)	(12,353)
Research and engineering	9,574	8,578	10,457
Total operating expenses	496,448	470,025	475,986
Operating income	46,543	54,840	77,167
Other expense
Interest expense	1,193	1,001	1,219
Interest income	(204)	(170)	(195)
Foreign exchange losses	7,140	5,270	2,749
Other income	(30)	(1,547)	(1,968)
Total other expense	8,099	4,554	1,805
Income before income taxes	38,444	50,286	75,362
Income tax provision	17,008	15,002	25,185
Net income	$21,436	$35,284	$50,177
Earnings per share:
Basic	$0.54	$0.90	$1.30
Diluted	$0.53	$0.89	$1.28
Dividends per share:
Basic	$0.15	$—	$—
Weighted average number of shares:
Basic	39,912	39,090	38,688
Diluted	40,517	39,760	39,102

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
Balances at December 31, 2011	38,569	$206,573	$170,733	$35,501	$412,807
Cumulative Impact of Revision (Note 2)			(2,999)		(2,999)
Balances at December 31, 2011	38,569	206,573	167,734	35,501	409,808
Net income	—	—	50,177	—	50,177
Issuance and exercises under stock plans	359	6,887	—	—	6,887
Balances at December 31, 2012	38,928	213,460	217,911	35,501	466,872
Net income	—	—	35,284	—	35,284
Issuance and exercises under stock plans	752	11,206	—	—	11,206
Balances at December 31, 2013	39,680	224,666	253,195	35,501	513,362
Net income	—	—	21,436	—	21,436
Dividend distribution	—	—	(6,004)	—	(6,004)
Shares repurchased and cancelled	(1,635)	(27,324)	—	—	(27,324)
Issuance and exercises under stock plans	904	11,657	—	—	11,657
Balances at December 31, 2014	38,949	$208,999	$268,627	$35,501	$513,127

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Operating Activities
Net income	$21,436	$35,284	$50,177
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	42,009	41,221	43,010
Stock compensation expense	4,744	5,940	4,992
Bad debt expense	4,771	430	1,574
Deferred income taxes	(3,479)	(1,734)	5,290
Amortization of financial items	304	305	279
Gain on sale of operating assets	(1,026)	(8,866)	(22,542)
Changes in the fair value of contingent earn-out obligations	(368)	—	—
Venezuela charges	3,256	—	—
Changes in operating assets and liabilities:
Accounts receivable trade, net	6,133	(9,682)	(20,880)
Inventories	(17,160)	27,400	(23,691)
Prepaid and other current assets	2,602	1,950	(2,649)
Accounts payable and accrued liabilities	(26,017)	9,841	(20,513)
Income taxes payable (recoverable)	1,974	(6,500)	4,517
Other noncurrent assets and liabilities, net	1,401	(1,331)	(1,841)
Net cash provided by operating activities	40,580	94,258	17,723
Investing Activities
Additions to property, plant and equipment	(38,308)	(38,065)	(63,662)
Cash paid for acquisitions, net of cash acquired	(5,000)	(1,914)	—
Proceeds on sale of operating assets	4,260	9,171	10,401
Proceeds on sale of Casing Drilling, net of transaction costs	—	6,164	39,530
Other, net	44	366	(466)
Net cash used in investing activities	(39,004)	(24,278)	(14,197)
Financing Activities
Issuances of debt	—	9,566	35,400
Repayments of debt	(387)	(9,415)	(41,764)
Proceeds from exercise of stock options	6,450	5,347	1,369
Dividend distribution	(6,004)	—	—
Share repurchase program	(27,324)	—	—
Excess tax benefit associated with equity based compensation	878	—	579
Net cash provided by (used in) financing activities	(26,387)	5,498	(4,416)
Change in cash and cash equivalents	(24,811)	75,479	(890)
Net cash and cash equivalents, beginning of period	97,277	21,798	22,688
Net cash and cash equivalents, end of period	$72,466	$97,277	$21,798
Supplemental cash flow information
Cash payments for interest	$462	$532	$632
Cash payments for income taxes	21,272	25,291	16,628
Cash received for income tax refunds	1,438	1,371	1,222
Property, plant and equipment accrued in accounts payable	3,343	617	1,181

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Notes to the Consolidated Financial Statements

Note 1— Nature of Operations and Basis of Presentation

Nature of operations

We are a global leader in the design, assembly, and service delivery of technology-based solutions for the upstream energy industry.  We seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for and producing oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and oil and natural gas operating companies throughout the world.

Basis of presentation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions.

Unless indicated otherwise, all amounts in these consolidated financial statements are denominated in United States ("U.S.") dollars.  All references to US$ or $ are to U.S. dollars and references to C$ are to Canadian dollars.

Subsequent Events

We conducted our subsequent events review through the date these consolidated financial statements were filed with the U.S. Securities and Exchange Commission ("SEC").

Note 2—Revision of Prior Period Financial Statements

As of December 31, 2014, we identified several prior period pre-tax misstatements, aggregating approximately $4.0 million. We identified a net $1.7 million million pre-tax misstatement in prior periods related to our accounting for foreign exchange revaluations, depreciation expense and cost of goods sold due to a system configuration issue in certain of our foreign country ledgers. The foreign exchange revaluation misstatement correction of approximately $1.0 million has no associated tax benefit. We also identified an unsupported accrued payable of $0.8 million, a previously identified VAT receivable that was incorrectly recorded prior to 2012 for $1.2 million, and an additional inaccurate VAT receivable balance of $0.4 million. In addition, we had other misstatements that aggregated to $1.5 million of expense. We also identified misstatements related to previously unrecorded uncertain tax provisions of $0.7 million. The impact of the misstatements in the prior years’ financial statements was not material to any of those years, however the cumulative effect of correcting all of the prior period misstatements in the current year would be material to our current year consolidated financial statements.

In evaluating whether the previously issued financial statements were materially misstated, the Company has applied SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the misstatement measured under each method in light of quantitative and qualitative factors.

Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial misstatements” does not require previously filed reports to be amended. In accordance with accounting guidance presented in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the misstatements and concluded that they were not material to any of the Company’s previously issued financial statements.

Due to the immaterial nature of the misstatement corrections, the cumulative adjustments required to correct the misstatements in the financial statements prior to the fiscal year ended December 31, 2012 are reflected in the revised stockholders’ equity as of December 31, 2011. The cumulative effect of those adjustments reduced previously reported retained earnings by $3.0 million. These adjustments also cumulatively impacted the following balance sheet line items as of December 31, 2013:

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	As of December 31, 2013
	As Reported	Adjustments	As Revised
Assets
Current assets
Cash and cash equivalents	$97,277	$—	$97,277
Accounts receivable trade, net	142,584	(1,384)	141,200
Inventories, net	97,363	(489)	96,874
Income taxes recoverable	7,343	(133)	7,210
Deferred income taxes	6,483	(347)	6,136
Prepaid and other current assets	30,388	(869)	29,519
Total current assets	381,438	(3,222)	378,216
Property, plant and equipment, net	204,908	(452)	204,456
Goodwill	32,732	—	32,732
Deferred income taxes	11,823	351	12,174
Intangible and other assets, net	6,778	319	7,097
Total assets	$637,679	$(3,004)	$634,675
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$385	$118	$503
Accounts payable	45,566	(353)	45,213
Deferred revenue	21,289	(1)	21,288
Warranty reserves	2,393	(4)	2,389
Income taxes payable	5,863	(1,066)	4,797
Accrued and other current liabilities	35,489	1,123	36,612
Total current liabilities	110,985	(183)	110,802
Long term debt	27	—	27
Other liabilities	199	791	990
Deferred income taxes	9,494	—	9,494
Total liabilities	120,705	608	121,313
Commitments and contingencies (Note 15)	—	—	—
Shareholders’ equity
First preferred shares; no par value	—	—	—
Second preferred shares; no par value	—	—	—
Common shares; no par value	224,666	—	224,666
Retained earnings	256,807	(3,612)	253,195
Accumulated other comprehensive income	35,501	—	35,501
Total shareholders’ equity	516,974	(3,612)	513,362
Total liabilities and shareholders’ equity	$637,679	$(3,004)	$634,675

The errors discussed above, adjusted for the related income tax expense impact, resulted in an overstatement of net income of $1.0 million for the year ended December 31, 2013 and an understatement of net earnings of $0.4 million for the year ended December 31, 2012, respectively.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the year ended December 31, 2012
	As Reported	Adjustments	As Revised
Revenue
Products	$238,459	$(117)	$238,342
Services	314,680	131	314,811
	553,139	14	553,153
Operating expenses
Cost of sales and services
Products	175,851	110	175,961
Services	257,561	(201)	257,360
	433,412	(91)	433,321
Selling, general and administrative	44,828	(267)	44,561
Gain on sale of Casing Drilling	(12,353)	—	(12,353)
Research and engineering	10,457	—	10,457
Total operating expenses	476,344	(358)	475,986
Operating income	76,795	372	77,167
Other expense
Interest expense	1,204	15	1,219
Interest income	(104)	(91)	(195)
Foreign exchange losses	3,083	(334)	2,749
Other income	(1,983)	15	(1,968)
Total other expense	2,200	(395)	1,805
Income before income taxes	74,595	767	75,362
Income tax provision	24,781	404	25,185
Net income	$49,814	$363	$50,177
Earnings per share:
Basic	$1.29	$0.01	$1.30
Diluted	$1.27	$0.01	$1.28
Weighted average number of shares:
Basic	38,688	38,688	38,688
Diluted	39,102	39,102	39,102

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the year ended December 31, 2013
	As Reported	Adjustments	As Revised
Revenue
Products	$202,529	$—	$202,529
Services	322,724	(388)	322,336
	525,253	(388)	524,865
Operating expenses
Cost of sales and services
Products	157,518	(4)	157,514
Services	255,485	392	255,877
	413,003	388	413,391
Selling, general and administrative	49,490	—	49,490
Gain on sale of Casing Drilling	(1,434)	—	(1,434)
Research and engineering	8,578	—	8,578
Total operating expenses	469,637	388	470,025
Operating income	55,616	(776)	54,840
Other expense
Interest expense	713	288	1,001
Interest income	(49)	(121)	(170)
Foreign exchange losses	4,835	435	5,270
Other income	(1,547)	—	(1,547)
Total other expense	3,952	602	4,554
Income before income taxes	51,664	(1,378)	50,286
Income tax provision	15,404	(402)	15,002
Net income	$36,260	$(976)	$35,284
Earnings per share:
Basic	$0.93	$(0.02)	$0.90
Diluted	$0.91	$(0.02)	$0.89
Weighted average number of shares:
Basic	39,090	39,090	39,090
Diluted	39,760	39,760	39,760

The errors discussed above also resulted in changes to previously reported amounts in our consolidated statements of cash flows. The previously reported changes in operating assets and liabilities in the reconciliation of net income to cash provided by operating activities have been revised as detailed in the tables below.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2012
	As Reported	Adjustments	As Revised
Operating Activities
Net income	$49,814	$363	$50,177
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	42,989	21	43,010
Stock compensation expense	4,992	—	4,992
Bad debt expense	1,574	—	1,574
Deferred income taxes	5,290	—	5,290
Amortization of financial items	279	—	279
Gain on sale of operating assets	(22,542)	—	(22,542)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(20,788)	(92)	(20,880)
Inventories	(23,466)	(225)	(23,691)
Prepaid and other current assets	(2,661)	12	(2,649)
Accounts payable and accrued liabilities	(20,724)	211	(20,513)
Income taxes payable (recoverable)	4,643	(126)	4,517
Other noncurrent assets and liabilities, net	(1,842)	1	(1,841)
Net cash provided by operating activities	17,558	165	17,723
Investing Activities
Additions to property, plant and equipment	(63,662)	—	(63,662)
Proceeds on sale of operating assets	10,401	—	10,401
Proceeds on sale of Casing Drilling, net of transaction costs	39,530	—	39,530
Other, net	(466)	—	(466)
Net cash used in investing activities	(14,197)	—	(14,197)
Financing Activities
Issuances of debt	35,400	—	35,400
Repayments of debt	(41,764)	—	(41,764)
Proceeds from exercise of stock options	1,369	—	1,369
Excess tax benefit associated with equity based compensation	579	—	579
Net cash provided by (used in) financing activities	(4,416)	—	(4,416)
Change in cash and cash equivalents	(1,055)	165	(890)
Net cash and cash equivalents, beginning of period	23,069	(381)	22,688
Net cash and cash equivalents, end of period	$22,014	$(216)	$21,798
Supplemental cash flow information
Cash payments for interest	$632	$—	$632
Cash payments for income taxes	16,628	—	16,628
Cash received for income tax refunds	1,222	—	1,222
Property, plant and equipment accrued in accounts payable	1,181	—	1,181

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31, 2013
	As Reported	Adjustments	As Revised
Operating Activities
Net income	$36,260	$(976)	$35,284
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	40,778	443	41,221
Stock compensation expense	5,940	—	5,940
Bad debt expense	430	—	430
Deferred income taxes	(1,734)	—	(1,734)
Amortization of financial items	305	—	305
Gain on sale of operating assets	(8,866)	—	(8,866)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(11,056)	1,374	(9,682)
Inventories	27,033	367	27,400
Prepaid and other current assets	2,760	(810)	1,950
Accounts payable and accrued liabilities	10,276	(435)	9,841
Income taxes payable (recoverable)	(6,145)	(355)	(6,500)
Other noncurrent assets and liabilities, net	(1,939)	608	(1,331)
Net cash provided by operating activities	94,042	216	94,258
Investing Activities
Additions to property, plant and equipment	(38,065)	—	(38,065)
Cash paid for acquisitions, net of cash acquired	(1,914)	—	(1,914)
Proceeds on sale of operating assets	9,171	—	9,171
Proceeds on sale of Casing Drilling, net of transaction costs	6,164	—	6,164
Other, net	366	—	366
Net cash used in investing activities	(24,278)	—	(24,278)
Financing Activities
Issuances of debt	9,566	—	9,566
Repayments of debt	(9,415)	—	(9,415)
Proceeds from exercise of stock options	5,347	—	5,347
Excess tax benefit associated with equity based compensation	—	—	—
Net cash provided by (used in) financing activities	5,498	—	5,498
Change in cash and cash equivalents	75,263	216	75,479
Net cash and cash equivalents, beginning of period	22,014	(216)	21,798
Net cash and cash equivalents, end of period	$97,277	$—	$97,277
Supplemental cash flow information
Cash payments for interest	$532	$—	$532
Cash payments for income taxes	25,291	—	25,291
Cash received for income tax refunds	1,371	—	1,371
Property, plant and equipment accrued in accounts payable	617	—	617

Note 3— Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to reserves for excess and obsolete inventory, uncollectible accounts receivable, valuation of goodwill, intangible assets and long-lived assets, determination of income taxes, contingent liabilities, self-insurance liabilities, stock-based compensation and warranty provisions.  We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of our assets and liabilities not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid, short-term investments with original maturities of less than three months, which are readily convertible to known amounts of cash.  At both December 31, 2014 and 2013, cash and cash equivalents consisted entirely of bank balances.

Allowance for doubtful accounts

We establish an allowance for doubtful accounts receivable based on our assessment of specific outstanding accounts that are probable of loss.  Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine the balance will not be collected.

Inventories and inventory reserves

Inventories consist primarily of top drives and tubular services parts, spare parts, work in process and raw materials to support ongoing manufacturing operations and the installed base of specialized equipment used throughout the world.  We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory:

•	We value our work in process manufactured equipment using standard costs, which approximate actual costs for raw materials, direct labor and appropriate manufacturing overhead allocations;

•	We value our finished manufactured equipment at the lower of cost or market using specific identification; and

•	We value our spare parts at the lower of cost or market using the average cost method.

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

Property, plant, and equipment

Property, plant, and equipment are carried at cost.  Maintenance and repairs are expensed as incurred.  The costs of replacements, betterments, and renewals are capitalized.  When properties and equipment, other than top drive units in our rental fleet, are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on our consolidated statement of income.  When top drive units in our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services on our consolidated statement of income. Proceeds from the sale of these top drives are included in proceeds from the sale of operating assets and the difference between revenues and the cost of sales and services is included in gain on sale of operating assets in our consolidated statements of cash flows.

Property, plant, and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group.  The individual long-lived assets are grouped for impairment purposes on a consolidation basis as we have the ability to move most of our assets around the world to where strategically most suitable for the Company.  The company determined that the appropriate level to group its assets for impairment purposes is (1) Top Drive assets and (2) Tubular Services assets. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value and reported as an impairment charge in the period in which the determination of the impairment is made.  Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants.  Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, or the present value of expected future cash flows as previously described. See Note 16 for discussion of the fourth quarter 2014 charges of property and equipment in our Venezuela operations.

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

Goodwill and other intangible assets

Goodwill, resulting from business combinations, is initially recorded at acquisition-date fair value.  Goodwill is not amortized but is subject to an annual impairment test, which we perform in the fourth quarter of each year, or upon the occurrence of a triggering event.  An impairment loss is recognized when the fair value of our goodwill is less than the carrying amount of that goodwill. We perform our goodwill impairment tests at the reporting unit level using the discounted cash flow method. We have $32.7 million and $1.7 million of goodwill assigned to our Tubular Services and Top Drive reporting units, respectively.  The goodwill assigned to Top Drive reporting unit is a result of our 2014 acquisition of Tech Field Services Inc.  For the years ending December 31, 2013 and 2012, all of our goodwill was assigned to Tubular Services reporting unit.

During the years ended December 31, 2014, 2013, and 2012, management concluded that goodwill was not impaired.

Intangible assets that have indefinite useful lives are not amortized but are subject to an annual impairment test or the occurrence of a triggering event.  Indefinite lived intangibles are considered impaired if the fair values of the intangible assets are lower than their net book values.  The fair value of intangible assets is determined based on quoted market prices in active markets, if available, or the discounted cash flow method or estimated replacement cost, if quoted market prices are not available.  We had no indefinite lived intangibles, other than goodwill, as of December 31, 2014 and 2013.

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

Deferred income taxes

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

Diluted earnings (loss) per share of common stock is calculated using the treasury stock method, under which we  assume proceeds obtained upon exercise of "in the money" share-based payments, granted under our compensation plan, would be used to purchase our common shares at the average market price during the period.  Diluted earnings (loss) per share includes the shares used in the basic net income calculation, plus our unvested restricted shares and outstanding stock options, to the extent that these instruments dilute earnings (loss) per share.  No adjustment to basic earnings (loss) per share is made if the result of the diluted earnings (loss) per share calculation is anti-dilutive.

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

Recent accounting pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that raises the threshold for disposals to qualify as discontinued operations to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this accounting standard update should be applied prospectively and are effective for annual periods, and interim periods within those years, beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company does not expect a material impact of the ASU on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The amendment supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact the provisions of the ASU will have on its consolidated financial statements.

Note 4—Sale of Casing Drilling

On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to Schlumberger Oilfield Holdings Ltd. and Schlumberger Technology Corporation (together, the "Schlumberger Group") for a total cash consideration of approximately $46.6 million, including a working capital purchase price adjustment. During the year ended December 31, 2013, the Company recognized a pre-tax gain of approximately $1.4 million primarily from the working capital purchase price adjustment, in addition to the $12.4 million pre-tax gain recognized in 2012. At December 31, 2013, the total pre-tax gain from the sale is $13.8 million, net of transaction costs. The table below sets forth the details contributing to the gain on sale (in thousands):

Total cash consideration	$46,625
Fixed assets, net	(11,999)
Inventories, net	(10,839)
Accounts receivable, net	(8,330)
Transaction costs	(1,670)
Gain on sale of Casing Drilling	$13,787

Note 5––Acquisitions

On May 7, 2014, we purchased substantially all of the operating assets of Tech Field Services, LLC ("TFS") for total consideration of approximately $6.4 million, including $5.0 million of cash and $1.4 million of contingent earn-out obligations. The range of earn-out obligations is from $0 to $2.0 million and the obligation expires in May 2016. TFS, established in 2006 in Magnolia, Texas, provided parts, maintenance, and repairs for multiple top drive manufacturers, including TESCO top drive units. In addition to its core AMSS business, TFS offered hydraulic top drive rental units to customers. The acquired assets included four top drive rental units, parts inventory, and various administrative assets. We allocated approximately $4.7 million of the purchase price to property, plant and equipment and intangible assets and approximately $1.7 million to goodwill in the Top Drive reporting unit.

On November 19, 2013, we completed the transaction to acquire certain intellectual property assets of Custom Pipe Handlers Canada Inc. ("CPH"), a private catwalk mechanization technology company located in Canada. The purchase price was allocated to the intangible assets acquired based on their estimated fair values on the acquisition date.

Note 6––Details of Certain Accounts

At December 31, 2014 and 2013, prepaid and other current assets consisted of the following (in thousands):

	2014	2013
Prepaid taxes other than income	$4,168	$4,560
Prepaid insurance	3,481	5,229
Other prepaid expenses	6,237	4,016
Deposits	4,293	3,849
Restricted cash	2,664	2,708
Non-trade receivables	1,503	6,866
Deferred job costs	4,528	2,291
	$26,874	$29,519

At December 31, 2014 and 2013, accrued and other current liabilities consisted of the following (in thousands):

	2014	2013
Accrued payroll and benefits	$18,202	$19,471
Accrued taxes other than income taxes	4,194	7,467
Other current liabilities	4,385	9,674
	$26,781	$36,612

Note 7—Inventories

At December 31, 2014 and 2013, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2014	2013
Raw materials	$76,489	$51,742
Work in progress	2,866	1,280
Finished goods	35,327	43,852
	$114,682	$96,874

We evaluated the carrying value of our global inventory by estimated part-by-part inventory turnover, and we projected sales estimates based on the current operating environment and the timing of forecasted economic recovery.  Based on our analysis, other than the Venezuela charges discussed in Note 16, no other charges were taken during 2014 and 2013 as the net realizable value of our consolidated inventory exceeded its carrying amount.

Reserves for excess and obsolete inventory included on our consolidated balance sheets at December 31, 2014 and 2013 were $2.7 million and $2.1 million, respectively.

Note 8—Property, Plant, and Equipment

At December 31, 2014 and 2013, property, plant, and equipment, by major category were as follows (in thousands):

	2014	2013
Land, buildings and leaseholds	$27,488	$27,048
Drilling equipment	359,533	324,886
Manufacturing equipment	14,302	11,340
Office equipment and other	32,836	30,590
Capital work in progress	9,621	16,681
	443,780	410,545
Less: Accumulated depreciation	(241,275)	(206,089)
	$202,505	$204,456

The net book value of used top drive rental equipment sold included in cost of sales and services on our consolidated statements of income was $2.2 million, $3.1 million and $3.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

We assumed capital leases with our acquisition of Premiere. During the year ended December 31, 2013 we paid off a significant amount of the outstanding balances related to Premiere's capital leases. At December 31, 2014, the outstanding balance of Premiere's capital leases was not materially significant.

At December 31, 2014 and 2013, capital leases included in property, plant and equipment, at cost, by major category were as follows (in thousands):

	2014	2013
Office equipment and other	598	598
	598	598
Less: Accumulated depreciation	(572)	(437)
	$26	$161

Depreciation and amortization expense is included on our consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales and services	$39,376	$38,522	$40,780
Selling, general & administrative expense	2,633	2,699	2,230
	$42,009	$41,221	$43,010

Note 9—Fair Value of Financial Instruments

We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 — quoted prices in active markets for identical assets and liabilities;

•	Level 2 — observable market based inputs or unobservable inputs that are corroborated by market data

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$72,466	$72,466	$—	$—
Contingent earn-out obligations	$1,014	$—	$—	$1,014

Cash and cash equivalents approximated their fair value due to the short-term nature of the accounts.

The valuation of our contingent earn-out obligations (see further discussion in "Note 5") is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in Other Income.

The discount rate used to calculate the contingent earn-out obligation is calculated by weighting Tesco’s after tax required returns on debt and equity by their respective percentages of total capital plus a certain premium. The return required by each class of investor reflects the rate of return investors would expect to earn on other investments of equivalent risk. Tesco management determined it would be appropriate to use a discounted rate equal to the calculated WACC of 9.3% plus 5% a premium due to current market risk for a total discount rate of 14.3%. Performing a sensitivity analysis on the discount rate for the contingent earn-out obligation, Tesco notes that the fair value would decrease approximately 5% to 6% for every 10% increase in the discount rate.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of year	$—
Issuances	1,382
Settlements	—
Adjustments to fair value	(368)
Balance at December 31, 2014	$1,014

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. Other than the Venezuela charges discussed in Note 16, we did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

The fair value of our long term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to ours. We did not have any outstanding borrowings under our credit facility at December 31, 2014.

Note 10—Long Term Debt

Long term debt consists of the following (in thousands):

	December 31,
	2014	2013
Capital leases	$25	$215
Other notes payable	—	315
Current portion of long term debt	(25)	(503)
Non-current portion of long term debt	$—	$27

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt on the acquisition date of October 16, 2011. During the year ended December 31, 2012, we paid off all of the outstanding balances related to Premiere's notes payable and a significant amount of the outstanding balances related to Premiere's capital leases. At December 31, 2014, the outstanding balance of Premiere's capital leases was not material.

We entered into a new credit agreement on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the "Revolver"). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures, and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million and contains other restrictions, including paying cash dividends to shareholders, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico, and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

Under the Revolver at December 31, 2014, we had no outstanding borrowings, $3.8 million in letters of credit outstanding within our credit facility, and $121.2 million in available borrowing capacity. We were in compliance with our bank covenants at December 31, 2014.

Note 11—Shareholders’ Equity and Stock-Based Compensation

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2014	2013	2012
Basic weighted average number of shares outstanding	39,912	39,090	38,688
Dilutive effect of stock compensation awards	605	670	414
Diluted weighted average number of shares outstanding	40,517	39,760	39,102
Anti-dilutive options excluded from calculation due to exercise prices	355	636	1,207

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock, performance share units, and other stock-based awards to eligible directors, officers, employees and other persons.  The maximum number of shares that may be issued under our incentive plan may not exceed 10% of the issued and outstanding shares of our common stock.  As of December 31, 2014, 3,894,861 shares of our common stock were authorized for grants of stock-based awards and 1,600,589 shares were available for future grants.

Stock options

We grant options to our employees at an exercise price that may not be less than the market price on the date of grant.  Stock options granted under our incentive plan have historically vested equally over a three year period and expired no later than seven years from the date of grant.  Our stock-based compensation plan allows for options to be denominated in Canadian dollars or U.S. dollars at our discretion.  Prior to our delisting from the Toronto Stock Exchange ("TSX") in 2008, options grants were generally in Canadian dollars.  In conjunction with our delisting from the TSX, subsequent option grants have been in U.S. dollars and we plan to denominate all future grants in U.S. dollars.  The following is a summary of our stock option transactions for the year ended December 31, 2014:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Term	Aggregate Intrinsic Value
U.S. dollar denominated options				(in years)	(in thousands)
Outstanding at December 31, 2013	1,485,008		$13.77
Granted	215,200		$13.31
Exercised	(598,495)		$10.78
Forfeited	(77,806)		$14.24
Expired	(27,500)		$27.91
Outstanding at December 31, 2014	996,407		$15.04	3.81		$899
Vested at December 31, 2014 or expected to vest in the future	982,445		$15.06	3.77		$891
Exercisable at December 31, 2014	557,383		$15.79	2.55		$607
Canadian dollar denominated options
Outstanding at December 31, 2013	113,434	C$	27.77
Granted	—	C$	—
Exercised	—	C$	—
Forfeited	—	C$	—
Expired	(97,834)	C$	28.26
Outstanding at December 31, 2014	15,600	C$	24.67	0.16	C$	—
Vested at December 31, 2014 or expected to vest in the future	15,600	C$	24.67	0.16	C$	—
Exercisable at December 31, 2014	15,600	C$	24.67	0.16	C$	—

During 2014, 2013 and 2012, we recognized $1.7 million, $1.9 million and $1.9 million of pre-tax compensation expense for stock options, including forfeiture credits, and recorded $0.6 million, $0.6 million and $0.6 million of income tax benefits, respectively.  Total compensation cost related to unvested option awards not yet recognized at December 31, 2014 was approximately $1.4 million, which is expected to be recognized over a weighted average period of 2.2 years.  Options exercised during the years ended December 31, 2014, 2013 and 2012 had a total intrinsic value of $4.8 million, $3.2 million and $0.3 million, respectively, generated $6.5 million, $5.3 million and $1.4 million of cash proceeds, respectively, and generated $1.7 million, $1.0 million, and $0.1 million of associated income tax benefit in 2014, 2013, and 2012, respectively.

Fair Value Assumptions.  The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model based on several assumptions.  These assumptions are based on management's best estimate at the time of grant.  For the years ended December 31, 2014, 2013 and 2012, the weighted average grant date fair value per share of options granted was $4.83, $7.93 and $6.43 per share, respectively.

Listed below is the weighted average of each assumption based on grants for years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Weighted average risk-free interest rate	1.5%	1.3%	0.6%
Expected dividend yield	1.4%	—%	—%
Expected life (years)	4.5	4.5	4.5
Weighted average expected volatility	47%	52%	69%
Weighted average expected forfeiture rate	2%	2%	2%

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

Restricted Stock

We grant restricted stock units under our incentive plan, which generally vest equally in three annual installments from the date of grant and entitle the grantee to receive the value of one share of our common stock for each vested restricted stock unit.  A summary of our restricted stock transactions for the year ended December 31, 2014 is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
U.S. dollar denominated restricted stock units
Unvested at December 31, 2013	492,717	$14.54
Granted	345,300	$12.66
Vested	(201,266)	$14.08
Forfeited	(63,210)	$14.27
Unvested at December 31, 2014	573,541	$13.60

During 2014, 2013, and 2012, we recognized $2.5 million, $3.0 million, and $2.6 million of pre-tax compensation expense including forfeiture credits, respectively, on restricted stock units and recorded $0.8 million, $0.9 million, and $0.8 million of income tax benefits, respectively.  Total compensation cost related to unvested restricted stock units not yet recognized at December 31, 2014 was approximately $5.6 million, which is expected to be recognized over a weighted average period of 2.6 years.  The grant date fair value of our restricted stock granted during 2014, 2013 and 2012 was $4.4 million, $3.9 million, and $6.1 million, respectively.

Performance Stock Units

Under the 2013 program, we granted performance stock units under our incentive plan, which vested in full after 3 years from the grant date and entitled the grantee to receive the value of one share of our common stock for each vested performance share unit, subject to adjustment based on a performance measure.  We had two types of performance stock units; the first type was based on the annual performance of our stock price as compared to the stock price of a group of our peers, and the second type was based on meeting or exceeding a pre-determined annual operating income margin as set by our board of directors. The performance stock unit performance objective multiplier could range from zero (when threshold performance is not met) to a maximum of 1.5 times the initial award.  Performance share units could be settled by delivery of our shares or the payment of cash based on the market value of our shares at the time of settlement, at our discretion.

In December 2014, we revisited the program and made significant changes to the grant terms. For performance stock units granted in December 2014, the performance period runs for 3 years beginning on the date of grant until December 31, 2017. It is then followed by a short, time-based vesting period to permit adequate time to calculate performance. We have two types of performance stock units; the first type is contingent upon the 3 year cumulative earnings per share achieved by the Company ("EPS") as measured against sliding targets that vary based on the revenue achieved over that same period, and the second type is based on the 3 year average return on capital employed ("ROCE") as measured against targets that vary based on the revenue achieved over that same period. The performance stock unit performance objective multiplier could range from zero to a maximum of two times the initial award for each type of performance stock unit.

A summary of our performance stock units for the year ended December 31, 2014 is presented below:

	Number of Performance Stock Units	Weighted- Average Fair Value at Reported Date
Unvested at December 31, 2013	358,500	$14.05
Granted	239,870	$12.69
Vested	(92,726)	$15.51
Forfeited	(77,944)	$13.96
Expired	—	$—
Unvested at December 31, 2014	427,700	$13.08

During 2014, 2013, and 2012, we recognized $0.5 million, $1.0 million, and $0.5 million, respectively, of pre-tax compensation expense, including forfeiture credits, on performance stock units and recorded $0.4 million, $0.4 million, and $0.2 million, respectively, of income tax benefits.  Total compensation cost related to unvested performance stock units not yet recognized at December 31, 2014 was approximately $4.3 million, which is expected to be recognized over a weighted average period of 2.7 years.  The grant date fair value of our performance stock units granted during 2014, 2013, and 2012 was $2.9 million, $1.9 million, and $3.8 million, respectively.

As outlined in our 8-K filed on August 21, 2014, our CEO announced his retirement and resignation from Tesco, effective January 1, 2015. Under the terms of the related retirement agreement, upon retirement all unexercised and unexpired stock options granted prior to December 31, 2013 became vested 100%. Consequently, the vesting date of the unexercised options was accelerated to January 1, 2015, and accordingly, the remaining unamortized expense of $0.3 million was recognized over the final service period. In addition, all unvested RSUs and PSUs were cancelled, which resulted in reversal of previously recognized expense of $0.8 million at December 31, 2014. In addition, transition and retirement cash bonuses of $2.3 million were paid under this agreement.

Note 12—Income Taxes

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

Deferred tax assets and liabilities are classified as current or non-current according to the classification of the related asset or liability for financial reporting.  The components of the net deferred tax asset (liability) were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Current:
Canada:
Loss carryforwards	$—	$1,230
Accrued liabilities and reserves	2,883	753
United States:
Accrued liabilities and reserves	1,910	1,184
Other International:
Accrued liabilities and reserves	4,880	3,150
Current deferred tax assets	9,673	6,317
Less: Valuation allowance	(357)	(181)
Total current deferred tax assets	$9,316	$6,136
Non-current:
Canada:
Tax credit carryforwards	1,908	1,360
Property, plant and equipment	9,010	8,334
United States:
Loss carryforwards	—	1,611
Tax credit carryforwards	1,074	157
Stock compensation	2,579	3,801
Accrued interest	687	350
Other International:
Loss carryforwards	6,837	4,536
Property, plant and equipment	3,123	2,636
Non-current deferred tax assets	25,218	22,785
Less: Valuation allowance	(6,267)	(4,348)
Total non-current deferred tax assets	$18,951	$18,437
Deferred tax liabilities:
Current:
Canada:
Tax credit carryforwards	(452)	—
Total current deferred tax liabilities	$(452)	$—
Non-current:
United States:
Property, plant and equipment	$(11,064)	$(9,830)
Intangibles	(3,124)	(2,427)
Other international:
Property, plant and equipment	(2,619)	(2,606)
Intangibles	(464)	(894)
Total non-current deferred tax liabilities	(17,271)	(15,757)
Net deferred tax assets	$10,544	$8,816

Deferred tax assets relating to tax benefits of employee stock-based compensation have been reduced to reflect stock options exercised and restricted stock and performance shares that vested during the year. Some exercises and vestings result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits or "windfalls" are reflected in net operating loss carryforwards pursuant to accounting for stock compensation under GAAP, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. While there were net operating losses in 2014, these losses can be immediately carried back and fully offset by prior year income. Accordingly, all 2014 "windfall" tax benefits of $0.8 million were recognized, as they are reducing current taxes payable by $0.3 million.

Since we are taxable in a number of jurisdictions around the world, our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate was 25% for 2014, 2013, and 2012.

Our income before income taxes consisted of the following (in thousands):

	December 31,
	2014	2013	2012
Canada	$9,696	$2,665	$27,459
United States	3,504	1,422	18,197
Other international	25,244	46,199	29,706
Income before taxes	$38,444	$50,286	$75,362

Our income tax provision (benefit) consisted of the following (in thousands):

	December 31,
	2014	2013	2012
Current:
Canada	$1,153	$(940)	$931
United States	(849)	1,161	3,174
Other international	20,183	16,515	15,790
Total current	20,487	16,736	19,895
Deferred:
Canada	(691)	15	3,456
United States	2,660	47	3,970
Other international	(5,448)	(1,796)	(2,136)
Total deferred	(3,479)	(1,734)	5,290
Income tax provision	$17,008	$15,002	$25,185

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory tax rate	25.0%	25.0%	25.0%
Effect of:
Tax rates applied to earnings not attributed to Canada	13.7	5.8	4.1
U.S. state taxes	1.3	1.3	(0.1)
Non-deductible and permanent items	3.3	0.3	2.7
Foreign exchange related adjustments	0.2	2.8	(0.1)
Change in valuation allowance	2.4	0.7	1.9
Research and development tax credits	(3.1)	(2.1)	(1.7)
Change in uncertain tax positions and tax audit assessments	1.0	(2.6)	1.4
Other	0.4	(1.4)	0.2
Effective tax rate	44.2%	29.8%	33.4%

During 2014, we utilized $2.4 million of non-capital loss carryforwards in Canada.  At December 31, 2014, we had no Canadian loss carryforwards remaining.

Certain of our U.S. and foreign subsidiaries file separate tax returns and have incurred losses in those respective jurisdictions. During 2014, we utilized $0.7 million of net operating loss carryforwards in the U.S. and generated $10.4 million of net operating losses that can be immediately carried back and fully offset by prior year income. At December 31, 2014, we had no U.S. net operating loss carryforwards remaining. General business credits of $1.0 million that were previously used have been freed up and will be carried forward.

At December 31, 2014 we had a deferred tax asset related to other foreign loss carryforwards of $6.9 million. Due to insufficient earnings history in the jurisdictions where some losses were generated, we do not expect to fully utilize these foreign losses.  Therefore, a partial valuation allowance has been established against the related deferred tax asset. The valuation allowance at December 31, 2014 was $4.6 million.

At December 31, 2014 we had a deferred tax asset related to foreign tax credits of $2.0 million.  These foreign tax credits are fully offset by a valuation allowance of $2.0 million.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries of $85.6 million on the basis that these earnings will continue to be used to finance the activities of these subsidiaries.  It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2013, we had an accrual for uncertain tax positions of $1.9 million. During 2014, we increased our accrual by $0.6 million in uncertain tax positions for prior year and $0.3 million in uncertain tax positions for the current year. We reversed $0.2 million due to a lapse in the statute of limitations, leaving a balance of $2.6 million at December 31, 2014.  Out of the $2.6 million, $0.6 million is included in a current liability, as we expect resolution within the next twelve months. The remaining $2.0 million is included in long term liabilities. The total amount of the $2.6 million unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.4 million.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance, beginning of year	$1,904	$3,594	$2,291
Decreases in tax positions for prior years	—	—	(568)
Increase in tax positions for prior years	556	—	1,531
Increase in tax positions for current year	299	308	455
Legal settlements	—	(1,998)	(115)
Lapse in statute of limitations	(206)	—	—
Balance, end of year	$2,553	$1,904	$3,594

Interest related to uncertain tax positions is recognized in interest expense on our consolidated balance sheets, and penalties related to uncertain tax positions are recognized in other expense on our consolidated statements of income. At December 31, 2013, we had accrued $0.5 million for the potential payment of interest and penalties on uncertain tax positions. In 2014, we reversed $0.4 million of accrued interest and penalties due to a lapse in the statute of limitations, leaving a balance of $0.1 million at December 31, 2014 for the potential payment of interest and penalties on uncertain tax positions.

We are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2006.  We are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2010.

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

Note 13—Goodwill and Other Intangible Assets

Goodwill

A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). As such, the first step to identifying reporting units is to identify the operating segments in accordance with ASC 280, Segment Reporting. Consistent with prior years, we have identified four operating segments. These four operating segments are defined by the Company as Top Drive, Tubular Services, Corporate and R&E. The Corporate and R&E segments are allocated to the Top Drive and Tubular Services operating segments for purposes of goodwill impairment testing. Prior to 2014, we also had a Casing Drilling operating segment but it was disposed of in 2012.

We have $32.7 million and $1.7 million of goodwill assigned to our Tubular Services and Top Drive reporting units, respectively.  The goodwill assigned to Top Drive reporting unit is a result of our 2014 acquisition of Tech Field Services Inc.  For the years ending December 31, 2013 and 2012, all of our goodwill was assigned to Tubular Services reporting unit.

The goodwill impairment review is performed annually as of December 31st. As of December 31, 2014, we utilized the (1) Income Approach (50% weighted) and (2) Market Approach (50% weighted), if relevant market data is available. The 2014 impairment test utilized the rolling annual forecasts and our multi-year forecast for the Income Approach and certain financial information of publicly traded peer companies for the Market Approach. The Income Approach estimated fair value through the present value of future discounted cash flows and the Market Approach estimated fair value by applying industry ratios to each reporting unit. Included in the Income Approach are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital ("WACC"). We calculated the WACC by weighting the after tax required returns on debt and equity by their respective percentages of total capital plus a current market risk factor. For the Market Approach, we identified peer companies for each reporting unit by focusing on companies which competed in either the Top Drive or Tubular Services businesses. Tesco management chose three common multiples for each reporting units and applied them to Tesco’s historical performance metrics in order to estimate the fair value of each reporting unit using the Market Approach.

At December 31, 2014, the fair value of each of our reporting units exceeded the carrying value of its net assets (i.e., step one of the impairment test). As a result, we were not required to conduct the second step of the impairment test. However, if in future periods we determined that the carrying value of the net assets of one or more of its reporting units exceeds the respective fair value as a result of step one, the application of step two of the impairment test could result in a material non-cash impairment charge to the goodwill associated with the reporting unit(s).

We concluded that the discount rate for Top Drive and Tubular Services reporting units would have to exceed 27% and 21%, respectively (base case used 15% discount rate under the Income Approach), in order for the reporting units to fail step one of the impairment test. We also concluded that if gross margins were to decrease by 10% in each of the first 5-years of the discounted cash flow forecast, the two reporting units would still not fail step one of the impairment test.

We had no impairment charges related to goodwill during the years ended December 31, 2014, 2013 and 2012.

In 2013 and 2012, the Income Approach was utilized in our goodwill impairment analysis.

The change in the carrying amount of goodwill is as follows (in thousands):

	December 31,
	2014	2013
Gross balance, beginning of year	$32,732	$32,732
Acquisitions (See Note 5)	1,669	—
Gross balance, end of year	$34,401	$32,732

Other intangible assets

The estimated useful life, carrying amount and accumulated amortization of our intangible assets at December 31, 2014 and 2013 were as follows (in thousands):

		2014		2013
	Estimated useful life	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets
Customer relationships	7 - 10 years	$6,325	$(4,067)	$5,850	$(3,349)
Patents	10 - 14 years	2,521	(1,730)	2,522	(1,538)
Non-compete agreements	5 years	2,010	(1,967)	2,010	(1,943)
Other		2,938	(980)	2,628	(489)
		$13,794	$(8,744)	$13,010	$(7,319)

Amortization expense related to our intangible assets for the years ended December 31, 2014, 2013 and 2012, was $1.5 million, $1.2 million and $1.5 million, respectively, and is included in cost of sales and services in our consolidated statements of income.  Future estimated amortization expense related to our intangible assets for the next five years is expected to be as follows (in thousands):

Years ending December 31,	Amortization expense
2015	$1,049
2016	1,030
2017	978
2018	878
2019	485

The approximate remaining weighted-average useful lives for the various asset classes are as follows: (1) Customer Relationships - 5.0 years, (2) Patents - 5.0 years, (3) Non-Compete agreements 2 years and (4) Other - 7 years

We did not recognize any impairment losses on our intangible assets during the years ended December 31, 2014, 2013 or 2012.

Note 14—Warranties

Changes in our warranty accrual for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Balance, beginning of year	$2,389	$3,719
Provisions	3,120	2,859
Expirations	(1,001)	(920)
Claims	(1,138)	(3,269)
Balance, end of year	$3,370	$2,389

During 2014, a specific warranty reserve was recorded at an estimated cost of $1.5 million to correct issues with quills installed on 15 specific customer owned top drive units, which were found to have the incorrect design specifications. In 2013, a provision of $1.1 million was reserved to correct problems identified with torque arrest systems. Our original torque arrest design for the ESI model top drive was replaced by a new design based on the original system not meeting minimum acceptable safety factors as defined by the company. The redesigned model will be installed on customer owned units during 2015.

Note 15—Commitments and Contingencies

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

VARCO Litigation: Varco I/P, Inc. ("Varco") filed suit against us in April 2005 in the U.S. District Court for the Western District of Louisiana, alleging that our CDS infringes certain of Varco’s U.S. patents.  Varco seeks monetary damages and an injunction against further infringement.  We filed a countersuit against Varco in June 2005 in the U.S. District Court for the Southern District of Texas, Houston Division seeking invalidation of the Varco patents in question.  In July 2006, the Louisiana case was transferred to the federal district court in Houston, and as a result, the issues raised by Varco have been consolidated into a single proceeding in which we are the plaintiff.  We also filed a request with the U.S. Patent and Trademark Office ("USPTO") for reexamination of the patents on which Varco’s claim of infringement is based.  The USPTO accepted the Varco patents for reexamination, and the district court stayed the patent litigation pending the outcome of the USPTO reexamination.  In May 2009, the USPTO issued a final action rejecting all of the Varco patent claims that we had contested.  The rejections were maintained by the USPTO on appeal and there are no further options for appeal by Varco. We are in the process of having the case dismissed by the U.S. District Court. At this time, we expect the case to be dismissed with no liability for Tesco and consequently do not intend to report on this matter further.

Weatherford Litigation: Weatherford International, Inc. and Weatherford/Lamb Inc. (together, "Weatherford") filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the "Marshall Suit"), alleging infringement of certain Weatherford patents.

In August 2008, we filed a patent infringement suit against Weatherford, National Oilwell Varco, L.P., Offshore Energy Services, Inc., and Frank's Casing Crew & Rental Tools, Inc. in the U.S. District Court for the Southern District of Texas - Houston Division (the "Houston Suit"). The Houston Suit claimed infringement of two of our patents related to our CDS. We settled the Marshall Suit and Houston Case with Weatherford on January 11, 2011.

After the settlement with Weatherford, the Houston Suit continued against the other defendants. After lengthy and extensive proceedings in the District Court over several years, the District Court dismissed our suit with prejudice on August 25, 2014 and stated that it would “entertain motions for attorney’s fees based on this ruling." On October 1, 2014, we filed an appeal of the dismissal of the patent suit. The defendants all filed motions seeking an award of attorney’s fees against either or both of our former counsel and us. Both our former counsel and the Company filed responses opposing an award. In March 2015, the Houston case settled with the remaining defendants. The Company, the Company's former counsel, and the defendants are negotiating the final settlement agreements. No accrual has been made for the Houston Suit.

State Law and Collective Misclassification Action: The Company is currently participating in an arbitration, based on the Company’s dispute resolution process, with 25 current and former employees (the "Employees") who had worked or are working in various states. The Employees claim that they are owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act and the applicable state laws of various states, including New Mexico and Colorado. A three judge panel of arbitrators is deciding this case. At this point, the parties have not yet begun to do discovery on, or address, the merits. The parties are litigating the issue of whether or not a Rule 23 style opt-out class action is appropriate in this case. That issue is fully briefed but has not been decided by the arbitrators. Once that issue is resolved, the parties will begin discovery on the merits and set a final hearing date. At December 31, 2014, we reserved an estimate for potential exposure in this matter.

Other contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At December 31, 2014 and 2013, our total exposure under outstanding letters of credit was $8.3 million and $6.5 million, respectively.

At December 31, 2014, the accounts receivable balance included approximately $2.0 million of accounts receivables from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute. We are seeking collection of this amount through an official dispute resolution process with the customer.  These receivables have not been reserved at December 31, 2014 as we believe the probable outcome of the dispute resolution process will be favorable.

Commitments

We have operating lease commitments expiring at various dates, principally for administrative offices, operation facilities and equipment.  Rental expense for all operating leases was $8.3 million, $5.6 million and $5.2 million for the years ended December 31,

2014, 2013 and 2012, respectively.  Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2014 are as follows (in thousands):

Years ending December 31,	Minimum lease commitments
2015	$6,980
2016	5,380
2017	4,371
2018	3,142
2019	2,169
Thereafter	6,793

As of December 31, 2014, we had $23.2 million in manufacturing purchase commitments for executed purchase orders that were submitted to respective vendors.

Note 16—Segment Information

Business segments

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our five business segments were: Top Drive, Tubular Services, Casing Drilling, Research and Engineering, and Corporate and Other. On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment, which consisted of the proprietary Casing Drilling™ technology. Our Top Drive segment is comprised of top drive sales, top drive rentals, and after-market sales and service.  Our Tubular Services segment includes both our automated and conventional tubular services.  Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale. Our Corporate and Other segment consists of expense at the corporate level, which includes general and administrative costs and selling, marketing and other expenses that are not directly related to or allocated down to other segments in our internal reporting.

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

Goodwill is allocated to the business segment to which it specifically relates.

Significant financial information relating to these segments is as follows (in thousands):

	Year Ended December 31, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$318,786	$224,142	$63	$—	$—	$542,991
Depreciation and amortization	10,909	26,392	1	65	4,642	42,009
Operating income (loss)	58,628	35,514	(632)	(9,574)	(37,393)	46,543
Other expense						(8,099)
Income before income taxes						$38,444

	Year Ended December 31, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$311,570	$212,671	$624	$—	$—	$524,865
Depreciation and amortization	11,639	24,989	2	65	4,526	41,221
Operating income (loss)	67,998	35,850	2,124	(8,578)	(42,554)	54,840
Other expense						(4,554)
Income before income taxes						$50,286

	Year Ended December 31, 2012
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$357,787	$182,473	$12,893	$—	$—	$553,153
Depreciation and amortization	11,290	26,059	1,479	89	4,093	43,010
Operating income (loss)	87,519	22,237	8,184	(10,457)	(30,316)	77,167
Other expense						(1,805)
Income before income taxes						$75,362

Geographic areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is completed and title transfers.  Our revenue by geographic area for the past three fiscal years was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
United States	$185,086	$149,428	$174,805
Canada	60,677	48,328	96,375
South America	89,014	77,913	65,112
Asia Pacific	55,322	55,288	54,632
Mexico	36,989	52,424	45,173
Russia	57,482	91,827	77,816
Europe, Africa and Middle East	58,421	49,657	39,240
Total	$542,991	$524,865	$553,153

Our physical location of our net property, plant and equipment by geographic area as of December 31, 2014 and 2013 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2014
United States	$17,128	$35,914	$10,180	$63,222
Mexico	26,925	2,002	387	29,314
South America	10,047	9,496	740	20,283
Asia Pacific	6,773	19,000	590	26,363
Russia	16,516	454	8	16,978
Europe, Africa and Middle East	7,738	20,721	3,878	32,337
Canada	2,904	5,245	5,859	14,008
Total	$88,031	$92,832	$21,642	$202,505

	Top Drive	Tubular Services	Overhead, Corporate and Other	December 31, 2013
United States	$18,103	$17,779	$14,885	$50,767
Mexico	33,133	2,611	189	35,933
South America	11,580	7,909	1,008	20,497
Asia Pacific	7,835	19,134	1,852	28,821
Russia	16,995	549	156	17,700
Europe, Africa and Middle East	6,284	23,549	6,684	36,517
Canada	10,015	2,305	1,901	14,221
Total	$103,945	$73,836	$26,675	$204,456

Venezuela Charges

Since early 2014, we have been reviewing and monitoring our operations in Venezuela given the deterioration of the political, business environment and security over the last year have pointed towards ever increasing risk in the country. Furthermore, the continued devaluation of local currency coupled with delayed and/or uncollectible payments from our customers, have made our ability to collect receivables increasingly difficult. As business conditions in Venezuela continued to deteriorate in the fourth quarter of 2014, we assessed the recoverability of our long-lived assets in the country. We performed an undiscounted cash flow assessment and concluded the future undiscounted cash flows did not recover the net book value of the long-lived assets based on our current assumptions of the Venezuelan operations. As such we estimated the fair value of the long-lived assets based on the estimated market value of the asset base within Venezuela using indications of what a knowledgeable, willing buyer would pay to a knowledgeable, willing seller in the market and recorded a charge of approximately $0.6 million as of December 31, 2014. Given the same circumstances, we also applied the lower of cost or market principle to the value of our inventory in country and concluded that its was probable that we would not recover the cost basis in our inventory. Accordingly we applied the lower of cost methodology to value our inventory and recorded an inventory charge of $1.0 million to properly state the inventory at net realizable value as of December 31, 2014. Further, we concluded based on recent billing approval and payment history that we had a probability of loss on the recovery of our accounts receivable with PDVSA companies and recorded an increase in the allowance for doubtful accounts for $1.6 million. We will continue to recognize revenue from PDVSA companies only to the extent we believe collectability is reasonably assured.

The total aggregate charges recorded in Venezuela are $3.2 million of which $1.6 million is recorded as cost of sales and services related to impairment loss on long-lived assets and write down of the inventory to net realizable value and $1.6 million as selling, general and administrative costs pertaining to the increase for the allowance for doubtful accounts.

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

In 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of bolivar for dollars at a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement ("SICAD"). In February 2014, the Venezuelan government announced plans to significantly expand the use of the SICAD through the introduction of a second program intended to more closely resemble a market driven exchange rate, SICAD 2. In addition, the Venezuelan government officials indicated that the official rate of 6.3 bolivar per U.S. dollar available for exchange through the Commission for the Administration of Foreign Exchange ("CADIVI") will increasingly be reserved for the settlement of U.S. dollar denominated transactions related to purchases of essential goods and services.

Prior to 2014, we had remeasured our bolivar denominated net monetary assets into U.S dollars for reporting purposes at the CADIVI rate, which was 6.3 bolivars per U.S. dollar. As of March 31, 2014, we assessed the SICAD 1 exchange as being the legal mechanism most readily available to us to convert our bolivar denominated net monetary assets based on the goods and services we provide in-country. Consequently, we remeasured our bolivar denominated net monetary assets at March 31, 2014 into U.S. dollars at the SICAD 1 rate of 10.8 bolivars per U.S. dollar, which resulted in a $0.4 million foreign currency loss. During the three months ended June 30, 2104, we determined that the SICAD 2 more closely resembled the true market rate of exchange, and consequently, we remeasured our bolivar denominated net monetary assets into U.S. dollar at the SICAD 2 rate of 49.9 bolivar per U.S. dollar, which resulted in a $0.7 million foreign currency loss. For the remainder of 2014, the SICAD 2 rate remained substantially unchanged at 50.0 bolivar per U.S. dollar, which resulted in a negligible foreign currency losses for the three months ended September 30, 2014 and December 31, 2014.

On February 13, 2015, the central bank of Venezuela announced the creation of a new foreign exchange system known as SIMADI, allowing the bolivar to float, which is designed to better control the sale of dollars. It is believed that international companies such as ours will be required to exchange U.S. dollars under this system, although the aforementioned SICAD systems will remain in effect. At the date of its establishment, the SIMADI rate was quoted at 170.04 bolivar per dollar, which amounts to a further 70% devaluation of the bolivar.

As of December 31, 2014, our total net investment in Venezuela was approximately $2.0 million, including net monetary assets of $(0.3) million denominated in bolivar fuerte. We continue to assess the use of the SIMADI in our business transactions and evaluate its impact on our financial results.

Procurement of materials and supplies

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

Note 17—Quarterly Financial Data (unaudited)

The following table presents unaudited quarterly financial data for 2014 and 2013 (in thousands, except for per share amounts):

	For the 2014 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$121,398	$145,106	$141,946	$134,541
Operating income	9,105	18,815	16,978	1,645
Net income (loss)	3,300	12,729	7,486	(2,079)
Earnings (loss) per share:
Basic	$0.08	$0.32	$0.19	$(0.05)
Diluted	$0.08	$0.31	$0.18	$(0.05)

	For the 2013 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$126,839	$128,968	$132,248	$136,810
Operating income	11,583	13,836	17,584	11,837
Net income	8,255	9,159	12,777	5,093
Earnings per share:
Basic	$0.21	$0.23	$0.33	$0.13
Diluted	$0.21	$0.23	$0.32	$0.13

We made adjustments to correct immaterial misstatements within our quarterly financial statements. For a detailed explanation of these adjustments, please refer to Note 2, Revision of Prior Period Financial Statements. The effect of these errors in our consolidated quarterly income statements was as follows:

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	Three months ended March 31, 2014
	As Reported	Adjustments	As Revised
Revenue
Products	$42,829	$—	$42,829
Services	78,569	—	78,569
	121,398	—	121,398
Operating expenses
Cost of sales and services
Products	34,694	—	34,694
Services	61,199	—	61,199
	95,893	—	95,893
Selling, general and administrative	13,934	—	13,934
Gain on sale of Casing Drilling	—	—	—
Research and engineering	2,466	—	2,466
Total operating expenses	112,293	—	112,293
Operating income	9,105	—	9,105
Other expense
Interest expense	688	(282)	406
Interest income	(61)	—	(61)
Foreign exchange losses	3,339	—	3,339
Other income	6	—	6
Total other expense	3,972	(282)	3,690
Income before income taxes	5,133	282	5,415
Income tax provision	2,115	—	2,115
Net income	$3,018	$282	$3,300
Earnings per share:
Basic	$0.08	$0.01	$0.08
Diluted	$0.07	$0.01	$0.08
Weighted average number of shares:
Basic	39,749	39,749	39,749
Diluted	40,491	40,491	40,491

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	Three months ended June 30, 2014			Six months ended June 30, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$65,147	$—	$65,147	$107,977	$—	$107,977
Services	79,959	—	79,959	158,527	—	158,527
	145,106	—	145,106	266,504	—	266,504
Operating expenses
Cost of sales and services
Products	47,605	(8)	47,597	82,299	(8)	82,291
Services	63,123	(265)	62,858	124,322	(265)	124,057
	110,728	(273)	110,455	206,621	(273)	206,348
Selling, general and administrative	13,344	(8)	13,336	27,278	(8)	27,270
Gain on sale of Casing Drilling	—	—	—	—	—	—
Research and engineering	2,500	—	2,500	4,966	—	4,966
Total operating expenses	126,572	(281)	126,291	238,865	(281)	238,584
Operating income	18,534	281	18,815	27,639	281	27,920
Other expense
Interest expense	229	—	229	918	(282)	636
Interest income	(23)	—	(23)	(84)	—	(84)
Foreign exchange losses	(976)	(154)	(1,130)	2,363	(154)	2,209
Other income	1	—	1	7	—	7
Total other expense	(769)	(154)	(923)	3,204	(436)	2,768
Income before income taxes	19,303	435	19,738	24,435	717	25,152
Income tax provision	6,563	446	7,009	8,678	446	9,124
Net income	$12,740	$(11)	$12,729	$15,757	$271	$16,028
Earnings per share:
Basic	$0.32	$—	$0.32	$0.39	$0.01	$0.40
Diluted	$0.31	$—	$0.31	$0.39	$0.01	$0.39
Weighted average number of shares:
Basic	40,175	40,175	40,175	39,963	39,963	39,963
Diluted	40,798	40,798	40,798	40,648	40,648	40,648

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$64,295	$—	$64,295	$172,272	$—	$172,272
Services	77,651	—	77,651	236,178	—	236,178
	141,946	—	141,946	408,450	—	408,450
Operating expenses
Cost of sales and services
Products	48,712	—	48,712	131,011	(8)	131,003
Services	63,735	—	63,735	188,057	(265)	187,792
	112,447	—	112,447	319,068	(273)	318,795
Selling, general and administrative	10,668	—	10,668	37,946	(8)	37,938
Gain on sale of Casing Drilling	—	—	—	—	—	—
Research and engineering	1,853	—	1,853	6,819	—	6,819
Total operating expenses	124,968	—	124,968	363,833	(281)	363,552
Operating income	16,978	—	16,978	44,617	281	44,898
Other expense
Interest expense	219	—	219	1,137	(282)	855
Interest income	(25)	—	(25)	(110)	—	(110)
Foreign exchange losses	3,074	—	3,074	5,438	(154)	5,284
Other income	100	—	100	107	—	107
Total other expense	3,368	—	3,368	6,572	(436)	6,136
Income before income taxes	13,610	—	13,610	38,045	717	38,762
Income tax provision	6,124	—	6,124	14,802	446	15,248
Net income	$7,486	$—	$7,486	$23,243	$271	$23,514
Earnings per share:
Basic	$0.19	$—	$0.19	$0.58	$0.01	$0.59
Diluted	$0.18	$—	$0.18	$0.57	$0.01	$0.58
Weighted average number of shares:
Basic	40,017	40,017	40,017	39,981	39,981	39,981
Diluted	40,594	40,594	40,594	40,629	40,629	40,629

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	Three months ended March 31, 2013
	As Reported	Adjustments	As Revised
Revenue
Products	$48,592	$—	$48,592
Services	78,503	(256)	78,247
	127,095	(256)	126,839
Operating expenses
Cost of sales and services
Products	38,188	14	38,202
Services	63,883	(121)	63,762
	102,071	(107)	101,964
Selling, general and administrative	12,747	—	12,747
Gain on sale of Casing Drilling	(1,484)	—	(1,484)
Research and engineering	2,029	—	2,029
Total operating expenses	115,363	(107)	115,256
Operating income	11,732	(149)	11,583
Other expense
Interest expense	(470)	72	(398)
Interest income	(23)	(30)	(53)
Foreign exchange losses	429	409	838
Other income	(827)	—	(827)
Total other expense	(891)	451	(440)
Income before income taxes	12,623	(600)	12,023
Income tax provision	3,787	(19)	3,768
Net income	$8,836	$(581)	$8,255
Earnings per share:
Basic	$0.23	$(0.01)	$0.21
Diluted	$0.22	$(0.01)	$0.21
Weighted average number of shares:
Basic	38,932	38,932	38,932
Diluted	39,430	39,430	39,430

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	Three months ended June 30, 2013			Six months ended June 30, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$48,359	$—	$48,359	$96,952	$—	$96,952
Services	80,609	—	80,609	159,112	(256)	158,856
	128,968	—	128,968	256,064	(256)	255,808
Operating expenses
Cost of sales and services
Products	36,661	(277)	36,384	74,849	(263)	74,586
Services	62,210	272	62,482	126,093	151	126,244
	98,871	(5)	98,866	200,942	(112)	200,830
Selling, general and administrative	13,754	—	13,754	26,501	—	26,501
Gain on sale of Casing Drilling	20	—	20	(1,464)	—	(1,464)
Research and engineering	2,492	—	2,492	4,521	—	4,521
Total operating expenses	115,137	(5)	115,132	230,500	(112)	230,388
Operating income	13,831	5	13,836	25,564	(144)	25,420
Other expense
Interest expense	405	72	477	(64)	144	80
Interest income	(31)	(30)	(61)	(54)	(60)	(114)
Foreign exchange losses	1,635	990	2,625	2,064	1,399	3,463
Other income	(964)	—	(964)	(1,791)	—	(1,791)
Total other expense	1,045	1,032	2,077	155	1,483	1,638
Income before income taxes	12,786	(1,027)	11,759	25,409	(1,627)	23,782
Income tax provision	2,557	43	2,600	6,344	24	6,368
Net income	$10,229	$(1,070)	$9,159	$19,065	$(1,651)	$17,414
Earnings per share:
Basic	$0.26	$(0.03)	$0.23	$0.49	$(0.04)	$0.45
Diluted	$0.26	$(0.03)	$0.23	$0.48	$(0.04)	$0.44
Weighted average number of shares:
Basic	38,988	38,988	38,988	38,960	38,960	38,960
Diluted	39,520	39,520	39,520	39,472	39,472	39,472

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue
Products	$49,089	$—	$49,089	$146,042	$—	$146,042
Services	83,159	—	83,159	242,270	(256)	242,014
	132,248	—	132,248	388,312	(256)	388,056
Operating expenses
Cost of sales and services
Products	36,774	31	36,805	111,623	(232)	111,391
Services	65,787	197	65,984	191,880	348	192,228
	102,561	228	102,789	303,503	116	303,619
Selling, general and administrative	9,708	—	9,708	36,209	—	36,209
Gain on sale of Casing Drilling	31	—	31	(1,434)	—	(1,434)
Research and engineering	2,136	—	2,136	6,657	—	6,657
Total operating expenses	114,436	228	114,664	344,935	116	345,051
Operating income	17,812	(228)	17,584	43,377	(372)	43,005
Other expense
Interest expense	121	73	194	57	217	274
Interest income	(29)	(30)	(59)	(83)	(90)	(173)
Foreign exchange losses	471	(1,344)	(873)	2,535	55	2,590
Other income	71	—	71	(1,721)	—	(1,721)
Total other expense	634	(1,301)	(667)	788	182	970
Income before income taxes	17,178	1,073	18,251	42,589	(554)	42,035
Income tax provision	5,498	(24)	5,474	11,842	—	11,842
Net income	$11,680	$1,097	$12,777	$30,747	$(554)	$30,193
Earnings per share:
Basic	$0.30	$0.03	$0.33	$0.79	$(0.01)	$0.77
Diluted	$0.29	$0.03	$0.32	$0.78	$(0.01)	$0.76
Weighted average number of shares:
Basic	39,076	39,076	39,076	38,999	38,999	38,999
Diluted	39,841	39,841	39,841	39,574	39,574	39,574

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	Three months ended December 31, 2013
	As Reported	Adjustments	As Revised
Revenue
Products	$56,489	$—	$56,489
Services	80,453	(132)	80,321
	136,942	(132)	136,810
Operating expenses
Cost of sales and services
Products	45,895	226	46,121
Services	63,605	44	63,649
	109,500	270	109,770
Selling, general and administrative	13,282	—	13,282
Gain on sale of Casing Drilling	—	—	—
Research and engineering	1,921	—	1,921
Total operating expenses	124,703	270	124,973
Operating income	12,239	(402)	11,837
Other expense
Interest expense	656	73	729
Interest income	35	(32)	3
Foreign exchange losses	2,300	378	2,678
Other income	174	—	174
Total other expense	3,165	419	3,584
Income before income taxes	9,074	(821)	8,253
Income tax provision	3,562	(402)	3,160
Net income	$5,512	$(419)	$5,093
Earnings per share:
Basic	$0.14	$(0.01)	$0.13
Diluted	$0.14	$(0.01)	$0.13
Weighted average number of shares:
Basic	39,364	39,364	39,364
Diluted	40,167	40,167	40,167

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon that evaluation, the Company’s principal executive officer and principal financial officer determined the Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness described below.

Notwithstanding the existence of the material weakness described below, and based on a number of factors including an internal review that identified the need for a revision of our previously issued financial statements and efforts to remediate the material weakness in internal control over financial reporting described below, we believe that the Consolidated Financial Statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was not effective due to the following material weakness.

Material Weakness in the design of controls over foreign currency calculations impacting unrealized foreign currency exchange adjustments, depreciation and cost of goods sold

We have identified a material weakness in the design of our controls over the calculation of foreign currency revaluation, depreciation and cost of goods sold in certain of our foreign subsidiaries. Our functional currency is the U.S. dollar for all of our worldwide operations. For certain foreign country ledgers, our enterprise resource planning system was implemented and configured for the local currency to serve as the master general ledger currency, instead of the U.S. dollar, our functional currency. As a result, system calculations of depreciation expense and cost of goods sold are calculated in the local currency with the system converting these calculations into U.S dollars for US GAAP reporting purposes. In this process, the system as configured, was utilizing the incorrect exchange rate which resulted in misstatements of the amounts. Additionally, as configured, the system is unable to perform a foreign currency revaluation of monetary account denominated in local currency into U.S. dollars for these certain country ledgers. Therefore, a manual calculation process has historically been utilized to compensate for this system limitation. We identified errors in this manual calculation process, in certain country ledgers, whereby U.S. dollar denominated monetary accounts were incorrectly being revalued as if they were local currency denominated. We have concluded that we failed to adequately design our internal controls over financial reporting in these processes for the affected countries to mitigate the risk of material error that results from the system configuration limitations.

As a result of the material weakness described above, management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. The Company’s independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of December 31, 2014.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management is committed to the planning and implementation of remediation efforts to address this material weakness. These remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weakness and to enhance our overall financial control environment. In this regard, our initiatives include:

•	System reconfiguration in order to properly calculate depreciation expense and cost of goods sold in the affected country ledgers.

•	Training of local financial accounting resources on the proper calculation of the revaluation of the local foreign currency into U.S. dollar functional currency.

•	A standard foreign currency revaluation calculation template

•	A detail review by regional financial accounting management and general corporate review of the revaluation calculation template for the affected country ledgers and resulting journal entries.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and rigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tesco Corporation

We have audited Tesco Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesco Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s foreign currency exchange process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tesco Corporation and subsidiaries as of December 31, 2014, and the related consolidated statement of income, shareholders' equity and cash flows for the year ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 31, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tesco Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/Ernst and Young LLP
Houston, Texas
March 31, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (other than the information set forth in the next paragraph in this Item 10) will be included under the section captioned "Election of Directors (Proposal One)" in our proxy statement for the 2015 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on our website (www.tescocorp.com) under the "Corporate Governance" heading on the "Investor Relations" page and attached hereto as Exhibit 14. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.

Item 11. Executive Compensation.

The information required by this Item will be included under the sections captioned "Compensation Discussion and Analysis" and "Certain Relationships and Related Transactions" in our proxy statement for the 2015 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our proxy statement for the 2015 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included under the section captioned "Certain Relationships and Related Transactions" in our proxy statement for the 2015 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned "Appointment of the Independent Auditors (Proposal Two)" in our proxy statement for the 2015 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page No.
	(1)	Consolidated Financial Statements (Included under Item 8). The Index to the Consolidated Financial Statements is included on page 32 of this annual report on Form 10-K and is incorporated herein by reference.	32
	(2)	Financial Statement Schedules

		Schedule II—Valuation and qualifying accounts	83

(b)	Exhibits

Exhibit No.	Description
3.1*
Restated Articles of Amalgamation of Tesco Corporation, dated May 29, 2007 (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K dated March 5, 2014 filed with the SEC on March 11, 2014)

4.1	Form of Common Share Certificate for Tesco Corporation

10.1*
Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.2*
First Amendment, dated May 6, 2014, to the Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 12, 2014)

10.3*
Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.4*
First Amendment to Lease between TIC Properties Management, LLC, as successor in interest to NK IV Tech Ltd. and Tesco Corporation (US), for an extension to the lease of the corporate headquarters of Tesco Corporation, dated and effective September 19, 2013

10.5*
Lease between TDC Clay, L.P. and Tesco Corporation for the lease of the corporate headquarters in Houston, Texas, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 5, 2014.

10.6*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.7*+	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.8*+
Retirement Agreement dated effective December 19, 2014 by and between Tesco Corporation and Julio M. Quintana (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.9*+
Employment Agreement dated effective December 19, 2014 by and between Tesco Corporation and Fernando R. Assing (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.10*+
Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

Exhibit No.	Description
10.11*+
Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 24, 2013)

10.12*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.13*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.14*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan, revised November 2013 (incorporated by reference to Exhibit to Exhibit 10.29 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 4, 2014)

10.15*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.16*+	Tesco Corporation Short Term Incentive Plan 2013 (incorporated by reference to Exhibit 10.31 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 5, 2013)

10.17*+	Tesco Corporation Short Term Incentive Plan 2014 (incorporated by reference to Exhibit 10.2 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2013)

10.18+	Tesco Corporation Short Term Incentive Plan 2015

14*
Tesco Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Tesco Corporation's Current Report on Form 8-K dated August 7, 2014 filed with the SEC on August 13, 2014)

21	Subsidiaries of Tesco Corporation

23.1	Consent of Independent Registered Public Accounting Firm, Ernst and Young LLP

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation and Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
__________________________________

*	Incorporated by reference
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

TESCO CORPORATION

By:	/S/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer

Date:	March 31, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fernando R. Assing and Dean Ferris, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FERNANDO R. ASSING	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
Fernando R. Assing

/s/ CHRISTOPHER L. BOONE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2015
Christopher L. Boone

/s/ THOMAS B SLOAN, JR.	Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2015
Thomas B Sloan, Jr.

/s/ MICHAEL W. SUTHERLIN	Chairman of the Board	March 31, 2015
Michael W. Sutherlin

/s/ JOHN P. DIELWART	Director	March 31, 2015
John P. Dielwart

/s/ FRED J. DYMENT	Director	March 31, 2015
Fred J. Dyment

/s/ GARY L. KOTT	Director	March 31, 2015
Gary L. Kott

/s/ R. VANCE MILLIGAN	Director	March 31, 2015
R. Vance Milligan

/s/ JULIO M. QUINTANA	Director	March 31, 2015
Julio M. Quintana

/s/ ELIJIO V. SERRANO	Director	March 31, 2015
Elijio V. Serrano

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013, and 2012

	Balance at beginning of year	Charged to cost and expenses (b)	Charged to other accounts (a)	Deductions (c)	Balance at end of year
	(in thousands)
2014
Allowance for uncollectible accounts	$3,006	$6,441	$—	$(3,633)	$5,814
Inventory reserves	2,099	564	—	—	2,663
Warranty reserves	2,389	3,120	—	(2,139)	3,370
Deferred tax asset valuation allowance	4,534	2,190	—	(100)	6,624
2013
Allowance for uncollectible accounts	$2,878	$4,584	$—	$(4,456)	$3,006
Inventory reserves	1,284	815	—	—	2,099
Warranty reserves	3,719	2,859	—	(4,189)	2,389
Deferred tax asset valuation allowance	4,310	603	—	(379)	4,534
2012
Allowance for uncollectible accounts	$2,491	$2,506	$—	$(2,119)	$2,878
Inventory reserves	5,925	—	—	(4,641)	1,284
Warranty reserves	3,103	4,121	—	(3,505)	3,719
Deferred tax asset valuation allowance	3,283	1,595	—	(568)	4,310

(a)	Represents currency translation adjustments and reclasses.

(b)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty reserve estimates.

(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty services to customers.