Form 10-Q
period 2015-03-31
TESCO CORP
filed 2015-05-11
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of April 30, 2015:   38,963,703

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

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

In this Report, the terms "Tesco Corporation", "TESCO", "we", "us", "our", "ours", or "the Company" refers to Tesco Corporation and all of our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended March 31, 2015 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  From time to time, our public filings, press releases, and other communications (such as conference calls and presentations) will contain forward-looking statements.  Forward-looking information is often, but not always, identified by the use of words such as "anticipate," "believe," "expect," "plan," "intend," "forecast," "target," "project," "may," "will," "should," "could," "estimate," "predict," or similar words suggesting future outcomes or language suggesting an outlook.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

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

Please see Part I, Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Annual Report on Form 10-K") and Part II, Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding our exposure to risks.  Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of risk factors may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2015	December 31, 2014
Assets	(unaudited)
Current assets
Cash and cash equivalents	$69,303	$72,466
Accounts receivable trade, net of allowance for doubtful accounts of $5,631 and $5,814 as of March 31, 2015 and December 31, 2014, respectively	102,861	128,663
Inventories, net	120,183	114,682
Income taxes recoverable	8,559	9,140
Deferred income taxes	6,358	8,864
Prepaid and other current assets	26,169	26,874
Total current assets	333,433	360,689
Property, plant, and equipment, net	198,011	202,505
Goodwill	34,401	34,401
Deferred income taxes	16,039	13,971
Intangible and other assets, net	7,283	7,700
Total assets	$589,167	$619,266
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$7	$25
Accounts payable	28,207	36,053
Deferred revenue	9,878	16,566
Warranty reserves	2,950	3,370
Income taxes payable	6,855	8,907
Accrued and other current liabilities	25,810	26,781
Total current liabilities	73,707	91,702
Long term debt	—	—
Other liabilities	2,584	2,144
Deferred income taxes	8,854	12,293
Total liabilities	85,145	106,139
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 38,964 and 38,949 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	210,094	208,999
Retained earnings	258,427	268,627
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	504,022	513,127
Total liabilities and shareholders’ equity	$589,167	$619,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2015	2014
Revenue
Products	$29,928	$42,829
Services	61,742	78,569
	91,670	121,398
Operating expenses
Cost of sales and services
Products	26,587	34,694
Services	56,708	61,199
	83,295	95,893
Selling, general and administrative	11,163	13,934
Research and engineering	2,850	2,466
Total operating expenses	97,308	112,293
Operating income (loss)	(5,638)	9,105
Other expense (income)
Interest expense	255	406
Interest income	(65)	(61)
Foreign exchange loss	3,156	3,339
Other expense (income)	(206)	6
Total Other expense (income)	3,140	3,690
Income (loss) before income taxes	(8,778)	5,415
Income tax provision (benefit)	(526)	2,115
Net income (loss)	$(8,252)	$3,300
Earnings (loss) per share:
Basic	$(0.21)	$0.08
Diluted	$(0.21)	$0.08
Dividends declared per share:
Basic	$0.05	$—
Weighted average number of shares:
Basic	38,956	39,749
Diluted	39,150	40,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income (loss)	$(8,252)	$3,300
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,100	9,712
Stock compensation expense	1,002	1,672
Bad debt expense (recovery)	(400)	2,413
Deferred income taxes	(3,196)	(502)
Amortization of financial items	76	76
Loss (Gain) on sale of operating assets	1	(771)
Changes in the fair value of contingent earn-out obligations	(197)	—
Changes in operating assets and liabilities:
Accounts receivable trade, net	26,202	3,688
Inventories, net	(5,501)	(9,487)
Prepaid and other current assets	(1,044)	(1,610)
Accounts payable and accrued liabilities	(14,235)	(2,807)
Income taxes recoverable	(1,426)	(2,742)
Other noncurrent assets and liabilities, net	(756)	382
Net cash provided by operating activities	2,374	3,324
Investing Activities
Additions to property, plant and equipment	(7,347)	(8,027)
Proceeds on sale of operating assets	—	1,415
Other, net	1,749	(154)
Net cash used for investing activities	(5,598)	(6,766)
Financing Activities
Repayments of debt	(18)	(313)
Proceeds from exercise of stock options	79	3,718
Net cash provided by (used for) financing activities	61	3,405
Change in cash and cash equivalents	(3,163)	(37)
Net cash and cash equivalents, beginning of period	72,466	97,277
Net cash and cash equivalents, end of period	$69,303	$97,240
Supplemental cash flow information
Cash payments for interest	$116	$116
Cash payments for income taxes, net of refunds	4,633	4,942
Property, plant and equipment accrued in accounts payable	1,688	46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the three months ended March 31, 2015
Balances at January 1, 2015	38,949	$208,999	$268,627	$35,501	$513,127
Net loss	—	—	(8,252)	—	(8,252)
Dividends declared	—	—	(1,948)	—	(1,948)
Stock compensation related activity	15	1,095	—	—	1,095
Balances at March 31, 2015	38,964	$210,094	$258,427	$35,501	$504,022

For the three months ended March 31, 2014
Balances at January 1, 2014	39,680	$224,666	$253,195	$35,501	$513,362
Net income	—	—	3,300	—	3,300
Stock compensation related activity	364	5,437	—	—	5,437
Balances at March 31, 2014	40,044	$230,103	$256,495	$35,501	$522,099

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission ("SEC").  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of March 31, 2015 and for the quarters ended March 31, 2015 and 2014 are unaudited.  We derived the condensed consolidated balance sheet as of December 31, 2014 from the audited consolidated balance sheet filed in our 2014 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

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
•Level 2 — observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$69,303	$69,303	$—	$—
Contingent earn-out obligations	$817	$—	$—	$817

Cash and cash equivalents approximated their fair value due to the short-term nature of the accounts.

The valuation of our contingent earn-out obligations (see further discussion in "Note 3") is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$1,014
Issuances	—
Settlements	—
Adjustments to fair value	(197)
Balance at March 31, 2015	$817

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments, in the current quarter, on those assets required to be measured at fair value on a nonrecurring basis.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.

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

Note 3—Business Combinations

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

Note 4—Details of Certain Accounts

At March 31, 2015 and December 31, 2014, prepaid and other current assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid taxes other than income taxes	$4,769	$4,168
Deposits	6,256	4,293
Prepaid insurance	2,385	3,481
Other prepaid expenses	5,667	6,237
Restricted cash	915	2,664
Deferred job costs	5,216	4,528
Non-trade receivables	961	1,503
	$26,169	$26,874

At March 31, 2015 and December 31, 2014, accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and benefits	$15,022	$18,202
Accrued taxes other than income taxes	4,355	4,194
Other current liabilities	6,433	4,385
	$25,810	$26,781

Note 5—Inventories

At March 31, 2015 and December 31, 2014, inventories, net of reserves for excess and obsolete inventories of $3.2 million and $2.7 million, respectively, by major classification were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$85,010	$76,489
Work in progress	4,401	2,866
Finished goods	30,772	35,327
	$120,183	$114,682

Note 6—Property, Plant and Equipment

At March 31, 2015 and December 31, 2014, property, plant, and equipment, at cost, by major classification were as follows (in thousands):

	March 31, 2015	December 31, 2014
Land, buildings, and leaseholds	$26,087	$27,488
Drilling equipment	366,521	359,533
Manufacturing equipment	15,236	14,302
Office equipment and other	33,955	32,836
Capital work in progress	7,090	9,621
	448,889	443,780
Less: Accumulated depreciation	(250,878)	(241,275)
	$198,011	$202,505

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales and services	$9,518	$8,982
Selling, general and administrative expense	582	730
	$10,100	$9,712

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services.  Proceeds from the sale of used top drives are included in proceeds from the sale of operating assets and the difference between revenue and the cost of sales and services is included in gain on sale of operating assets in the accompanying unaudited condensed consolidated statement of cash flows. During the three months ended March 31, 2015, no used top drives were sold from our rental fleet. During the three months ended March 31, 2014, one used top drive was sold from our rental fleet, and the $0.1 million net book value of this top drive was included in cost of sales and services.

Note 7—Warranties

Changes in our warranty reserves during the three months ended March 31, 2015 were as follows (in thousands):

March 31, 2015
Balance as of January 1, 2015	$3,370
Charged to expense, net	218
Deductions	(638)
Balance as of March 31, 2015	$2,950

Note 8—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic weighted average number of shares outstanding	38,956	39,749
Dilutive effect of stock-based compensation	194	742
Diluted weighted average number of shares outstanding	39,150	40,491
Anti-dilutive options excluded from calculation due to exercise prices	1,060	436

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Current tax provision	$2,670	$2,617
Deferred tax provision	(3,196)	(502)
Income tax provision	$(526)	$2,115

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was a 6% benefit for the three months ended March 31, 2015, compared to 39% expense for the same period in 2014. The change for the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world and the proportionately larger impact of foreign exchange losses and other nondeductible items on reducing the tax benefit on this year's loss, which is smaller than last year's income on an absolute value basis.

At December 31, 2014, we had an accrual for uncertain tax positions of $2.6 million.  There has been no material change to this accrual during the three months ended March 31, 2015. The accrual for uncertain tax positions is included in "Accrued and other current liabilities" or "Other liabilities" in our consolidated balance sheet based on whether we anticipate the uncertainties to be resolved within the next 12 months. At March 31, 2015, $0.6 million is included in "Accrued and other current liabilities", while the remaining $2.0 million is included in "Other liabilities" in our consolidated balance sheet. The total amount of the $2.6 million unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.4 million.

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

Note 10—Long Term Debt

At March 31, 2015 and December 31, 2014, long term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Capital leases	$7	$25
Current portion of long term debt	(7)	(25)
Non-current portion of long term debt	$—	$—

As part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") in 2011, we assumed $7.4 million of outstanding debt on the acquisition date of October 16, 2011. During 2014, we paid off substantially all of the outstanding balances related to Premiere's capital leases and all of the balances related to the notes payable. At March 31, 2015 the outstanding balance of Premiere's capital leases was not material.

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

Under the Revolver at March 31, 2015, we had no outstanding borrowings, $3.0 million in letters of credit outstanding within our credit facility, and $122.0 million in available borrowing capacity. We were in compliance with our bank covenants at March 31, 2015.

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

Weatherford Litigation: Weatherford International, Inc. and Weatherford/Lamb Inc. (together, "Weatherford") filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the "Marshall Suit"), alleging infringement of certain Weatherford patents. In August 2008, we filed a patent infringement suit against Weatherford, National Oilwell Varco, L.P., Offshore Energy Services, Inc., and Frank's Casing Crew & Rental Tools, Inc. in the U.S. District Court for the Southern District of Texas - Houston Division (the "Houston Suit"). The Houston Suit claimed infringement of two of our patents related to our CDS. We settled the Marshall Suit and Houston Case with Weatherford on January 11, 2011. We settled the Houston Suit with the other defendants and a joint motion to dismiss was granted by the U.S. District Court in April 2015.

State Law and Collective Misclassification Action: The Company is currently participating in an arbitration, based on the Company’s dispute resolution process, with 28 current and former employees (the "Employees") who had worked or are working in various states. The Employees claim that they are owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act and the applicable state laws of various states, including New Mexico and Colorado. The case is assigned to a three judge panel of arbitrators. The parties are litigating the issue of whether or not a Rule 23 style opt-out class action is appropriate in this case. That issue is fully briefed but has not been decided by the arbitrators. Once that issue is resolved, the parties will begin discovery on the merits and set a final hearing date. At March 31, 2015, we reserved an estimate for potential exposure in this matter.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  As of March 31, 2015 and December 31, 2014, our total exposure under outstanding letters of credit was $7.5 million and $8.3 million, respectively.

At March 31, 2015, the accounts receivable balance included approximately $2.0 million of accounts receivables from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute. We are seeking collection of this amount through an official dispute resolution process with the customer.  These receivables have not been reserved at March 31, 2015 as we believe the probable outcome of the dispute resolution process will be favorable.

Note 12—Segment Information

Business Segments

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our five business segments were: Top Drive, Tubular Services, Casing Drilling, Research and Engineering, and Corporate and Other. On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment, which consisted of the proprietary Casing Drilling™ technology. Our Top Drive segment is comprised of product sales, rental services, and after-market sales and service.  Our Tubular Services segment includes land and offshore services augmented by sales of products, accessories, and consumables for the casing running process.  Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale. Our Corporate and Other segment includes executive management and several global support and compliance functions.

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended March 31, 2015
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$49,922	$41,748	$—	$—	$—	$91,670
Depreciation and amortization	2,553	6,412	—	4	1,131	10,100
Operating income (loss)	4,552	2,018	—	(2,851)	(9,357)	(5,638)
Total Other expense						3,140
Loss before income taxes						$(8,778)

	Three Months Ended March 31, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$64,694	$56,704	$—	$—	$—	$121,398
Depreciation and amortization	2,455	6,055	—	16	1,186	9,712
Operating income (loss)	10,733	10,865	(289)	(2,466)	(9,738)	9,105
Total Other expense						3,690
Income before income taxes						$5,415

Other Charges

As a result of the recent downturn in the energy market and its corresponding impact on our business outlook, we initiated a company-wide reduction in workforce during the quarter intended to reduce costs and better align our workforce with anticipated activity levels in the near-term. Consequently, we recorded a $2.6 million charge in continuing operations related for restructuring costs relating to the headcount reductions during the three months ended March 31, 2015. The following table presents these charges and the related income statement classification to which the charges are included:

	Three Months Ended March 31, 2015	Income Statement Classification
	(in thousands)	(Operating expenses)
Restructuring Costs
Top Drive	$1,409	Cost of sales and services - Products
Tubular Services	898	Cost of sales and services - Services
Corporate and Other	282	Selling, general and administrative
	$2,589

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the geographical region in which the product is initially employed.  Our revenue by geographic area for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Canada	$10,235	$11,255
United States	26,233	37,502
South America (excluding Mexico)	16,215	21,917
Mexico	9,241	6,938
Asia Pacific	11,901	11,749
Europe, Africa, and Middle East	13,515	15,906
Russia	4,330	16,131
Total	$91,670	$121,398

The physical location of our net property, plant, and equipment by geographic area as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate, and Other	March 31, 2015
United States	$18,430	$31,905	$10,889	$61,224
Mexico	24,349	2,421	198	26,968
Europe, Africa, and Middle East	7,589	22,328	3,069	32,986
Asia Pacific	6,575	19,161	590	26,326
Russia	16,236	400	14	16,650
South America (excluding Mexico)	10,991	8,350	828	20,169
Canada	2,904	5,011	5,773	13,688
Total	$87,074	$89,576	$21,361	$198,011

	Top Drive	Tubular Services	Overhead, Corporate, and Other	December 31, 2014
United States	$17,128	$35,914	$10,180	$63,222
Mexico	26,925	2,002	387	29,314
Europe, Africa, and Middle East	7,738	20,721	3,878	32,337
Asia Pacific	6,773	19,000	590	26,363
Russia	16,516	454	8	16,978
South America (excluding Mexico)	10,047	9,496	740	20,283
Canada	2,904	5,245	5,859	14,008
Total	$88,031	$92,832	$21,642	$202,505

Major customers and credit risk

Our accounts receivable are principally with major oil and natural gas service, exploration, and production companies and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition, and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in regions that are inherently subject to risks of economic, political, and civil instabilities, which may impact our ability to collect.  The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political, and civil instabilities.  Bad debt expense is included in selling, general, and administrative expense in our consolidated statements of income.

On February 13, 2015, the central bank of Venezuela announced the creation of a new foreign exchange system known as SIMADI, allowing the bolivar to float, which is designed to better control the sale of dollars. We assessed the SIMADI exchange as being the legal mechanism most readily available to us to convert our bolivar denominated net monetary assets based on the goods and services we provide in-country. Consequently, we remeasured our bolivar denominated net monetary assets at March 31, 2015 into U.S. dollars at the SIMADI rate of 193 bolivars per U.S. dollar, which resulted in a $0.4 million foreign currency loss.

As of March 31, 2015, our total net investment in Venezuela was approximately $1.2 million, including net monetary assets of $3.4 million denominated in bolivars. We continue to assess the use of the SIMADI in our business transactions and evaluate its impact on our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements.  Please see "Caution Regarding Forward-Looking Information; Risk Factors" above and "Risk Factors" in Part II, Item 1A below and in our 2014 Annual Report on Form 10-K, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

Our Segments

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our five business segments were:

•	Top Drive – product sales, rentals, and after-market sales and services;

•	Tubular Services – land and offshore tubular services augmented by sales of products, accessories, and consumables for the casing running process;

•	Casing Drilling – proprietary Casing Drilling technology;

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

Below is a table that shows the average rig count by region for the three months ended March 31, 2015 and 2014:

	Three Months Average Rig Count(1)		Increase / (Decrease)
	March 31,
	2015	2014	2014 to 2015
U.S.	1,380	1,780	(400)	(22)%
Canada	309	526	(217)	(41)%
Latin America (includes Mexico)	352	402	(50)	(12)%
Middle East (excludes Iran, Iraq and Sudan)	412	400	12	3%
Asia Pacific (excludes China onshore)	235	258	(23)	(9)%
Europe (excludes Russia)	132	135	(3)	(2)%
Africa	130	142	(12)	(8)%
Worldwide	2,950	3,643	(693)	(19)%

As there was a significant decline in rig count at the end of 2014, we have included the below table that shows the average rig count by region for the three months ended March 31, 2015 and December 31, 2014:

	Three Months Average Rig Count(1)		Increase / (Decrease)
	March 31, 2015	December 31, 2014	2014 to 2015
U.S.	1,380	1,911	(531)	(28)%
Canada	309	407	(98)	(24)%
Latin America (includes Mexico)	352	379	(27)	(7)%
Middle East (excludes Iran, Iraq and Sudan)	412	399	13	3%
Asia Pacific (excludes China onshore)	235	254	(19)	(7)%
Europe (excludes Russia)	132	148	(16)	(11)%
Africa	130	135	(5)	(4)%
Worldwide	2,950	3,633	(683)	(19)%

Outlook

The effect and duration of oil and gas price downturns are unpredictable. Based upon the simple average of three spot prices(2); Dated Brent, West Texas Intermediate, and the Dubai Fateh in U.S. dollars per barrel, we began to see a decline in the price of crude oil after the average reached a high of $108.37 per barrel in June 2014. This decline continued throughout the year where it ended with an average price of $60.55 per barrel as of December 2014 and continued to decline going into the current year with the prices averaging $52.83 per barrel as of March 2015.

The price of crude oil directly affects exploration and production companies' profitability and, more importantly, their willingness to drill new wells. As a result, we expect to see an overall decline in the number of new wells drilled and the average rig count during 2015. It is anticipated that this downturn may continue to last more than just a few months due to certain economic conditions including, but not limited to, oil and gas inventory reserves, and production rates globally. A long-term continued slowdown in drilling operations would adversely affect our business and results of operations. Though monitoring the commodity prices will be an indicator of movement in the market, the impact on the number of wells drilled and associated drilling rigs is the primary indicator of our ability to achieve desired results.

In the event of an extended downturn, we believe we are well positioned and should benefit from our strong balance sheet, liquidity, access to credit, global infrastructure, broad product and service offerings, and installed base of equipment. As of March 31, 2015, we had $69.3 million in cash and equivalents, no long term outstanding debt obligations, and immediate access to $122.0 million through our revolving credit facility. We have a long history of cost-control and downsizing in response to slowing market conditions and of quickly executing strategic opportunities to capitalize on new growth initiatives.
__________________________________

(1)	Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

(2)	Source: IndexMundi

The current economic conditions are challenging. However, we see them as potential opportunities in those regions in which we already maintain a presence. While we have transitioned from a primarily North American company to generating more revenue globally over the past few years, our position in many of these foreign markets still leaves significant growth opportunities in spite of the current economic conditions. We plan to expand our service offerings in those areas in which we already have facilities and capital resources. We are focusing on offering longer-term service contracts. We believe that our global infrastructure provides the capacity to offer additional after-market sales and services without incurring significant additional capital expenditures to grow these markets. We believe this provides us with a competitive advantage. We plan to use our existing facilities as a base to promote our after-market sales and services to include long-term maintenance contracts, Automated Rig Controls ("ARC"), and Equipment Health Monitoring services. These services are also compatible with our competitors' top drives. We believe that top drives are at the point in their life-cycle where we will begin to see a steady increase in the need for service, maintenance, and recertification.

Until recently, our tubular services business was primarily focused on onshore drilling. With land-based drilling consistently moving toward horizontal drilling, the value from automated casing running tools, specifically our CDS offering, has served as the foundation of our land focus. Our customers have realized great benefit from the performance of our casing running tools and our approach to providing new solutions that have provided us with the opportunity to expand to offshore markets. We feel there is a significant opportunity for growth in the offshore market, including the market for our automated tubular services and equipment. Our automated services require fewer people to operate, reducing expense, and promoting safety and service quality. We plan to use our offshore expertise that we gained in Indonesia, Saudi Arabia, North America, and the North Sea to increase our offshore market presence globally. We are promoting our record of safety, service quality, and reliability to gain market share. In addition, offshore operations are long term in nature and, therefore, less affected by short term swings in crude oil prices.

We plan to capitalize on growth opportunities, continue to invest in research and engineering related to our top drive and tubular services segments, and continue to better integrate our products and service offerings with our customers' needs.

Results of Operations

The discussions below relating to significant line items from our consolidated statements of income are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. This discussion should be read in conjunction with Part I, Item 1, "Financial Statements" included in this Report.

Operating results by business segments

Below is a summary of the operating results of our business segments for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014	2014 to 2015
Segment revenue
Top Drive revenue
Sales	$17,770	$25,325	$(7,555)	(30)%
Rental services	20,012	24,700	(4,688)	(19)%
After-Market sales and services	12,140	14,669	(2,529)	(17)%
	49,922	64,694	(14,772)	(23)%
Tubular Services revenue
Land	$30,625	$39,928	$(9,303)	(23)%
Offshore	9,849	10,825	(976)	(9)%
CDS, Parts, & Accessories	1,274	5,951	(4,677)	(79)%
	41,748	56,704	(14,956)	(26)%

Casing Drilling	$—	$—	$—	—%
Revenue	$91,670	$121,398	$(29,728)	(24)%

Segment operating income (loss)
Top Drive	$4,552	$10,733	$(6,181)	(58)%
Tubular Services	2,018	10,865	(8,847)	(81)%
Casing Drilling	—	(289)	289	(100)%
Research & engineering	(2,851)	(2,466)	(385)	(16)%
Corporate and other	(9,357)	(9,738)	381	4%
Operating income (loss)	$(5,638)	$9,105	$(14,743)	(162)%

Top Drive Segment

Revenues from our top drive segment are generated through sales, rentals, and after-market sales and service. Sales of top drives consist of new and used top drives and catwalks. Our rental fleet of top drives are mobile. We install the units on the customers' drill site and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating.

Our after-market sales and service consists of providing parts and servicing units. We provide these services for both our top drives and those of our competitors. Prior to the second quarter of 2014, we only provided after-market sales and services for our proprietary top drives.

Q1 2015 as compared with Q1 2014

Sales
Revenues decreased by $7.6 million, or 30%, for the three months ended March 31, 2015 as compared to 2014 due primarily to a decrease in the number of units sold globally. In the three months ended March 31, 2015, we sold a total of 14 new top drives, as compared to the same period in 2014, when we sold 19 new top drives. We experienced a significant decrease in the number of top drives sold in Russia due to uncertainty surrounding economic and political issues, which contributed to significantly reduced drilling activity in the country. This decrease was partially offset by increased product sales in Asia Pacific, the Middle East, and North America. In addition, we had no used top drive sales for the three months ended March 31, 2015, while revenue related to the sale of one used top drive unit was $0.8 million for the same period in 2014.

Rental Services
Revenues decreased by $4.7 million, or 19%, for the three months ended March 31, 2015 as compared to 2014 due to decreased activity in relation to the decline in oil prices primarily in Russia, Latin America, and North America.

After-Market Sales and Services
Revenues decreased by $2.5 million, or 17%, for the three months ended March 31, 2015 as compared to 2014 due to decreased market demand for part sales in North America. With the decline in oil prices and decrease in drilling activity, customers are choosing to defer non-critical services and consume their inventories rather than replenish them.

Operating Income
Top Drive operating income decreased by $6.2 million, or 58%, for the three months ended March 31, 2015 as compared to 2014 primarily due to the decline in Russia product sales and decreased rental activity. This was partially offset by direct and overhead cost-cutting initiatives employed by management during the three months ended March 31, 2015, as well as a decrease in bad debt expense in 2015. We recorded a $0.1 million bad debt recovery for the three months ended March 31, 2015, while we recorded additional bad debt expense of $0.9 million during the same period in 2014.

Tubular Services Segment

We generate revenues in our tubular services business from land and offshore services augmented by sales of products, accessories, and consumables for the casing running process. We have made certain reclassifications to the product offerings in Tubular Services for clarity regarding the markets in which we operate and consistency with our long-term strategy to become a broad-based tubular service provider. In our services, we provide the personnel and equipment, including the CDSTM, power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well completion and in work-over or re-entry operations. Our product sales includes the CDS system, down-well consumables, and other non-consumable parts.

Q1 2015 as compared with Q1 2014

Land
Revenues decreased by $9.3 million, or 23%, for the three months ended March 31, 2015 as compared to 2014 primarily due to decreased activity and demand in North America and Latin America. The market contraction and operating rig count reduction in North America led to a 36% volume decrease in the number of land jobs performed. We also experienced some pricing pressures; however, the reduction in jobs performed is the main driver for the decrease in revenues. Our operations in Latin America experienced a 10% reduction in revenue related to price and activity erosion.

Offshore
Revenues decreased by $1.0 million, or 9%, for the three months ended March 31, 2015 as compared to 2014 primarily due to a one-time, non-recurring contract for our services within our European operations during the first quarter of 2014 and a decrease in the number of operating rigs within the Asia Pacific region during the first quarter of 2015.

CDS, Parts, & Accessories
Revenues decreased by $4.7 million, or 79%, for the three months ended March 31, 2015 as compared to 2014 primarily due to customers postponing capital expenditures in light of the decline in oil prices and overall reduction in operating rigs. Revenue for CDS™ equipment sales was not significant for the three months ended March 31, 2015, while we had $2.8 million of sales during the same period in 2014.

Operating Income
Tubular Services operating income decreased by $8.8 million, or 81%, for the three months ended March 31, 2015 as compared to 2014 primarily due to the sharp decline in rig count, coupled with price and activity erosion. This was slightly offset by cost-savings measures implemented during the first quarter of 2015.

Casing Drilling Segment

On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to the Schlumberger Group.
We previously generated revenues in our casing drilling business by selling services related to our proprietary Casing Drilling System. This system used patented equipment and processes to allow an oil or gas well to be drilled using standard well casing pipe.

Q1 2015 as compared with Q1 2014
The 2014 Casing Drilling activity was due to casing drilling part sales. Beginning in 2015, there is no Casing Drilling activity.

Research and Engineering Segment

We are a technology-based company. We continue to invest in our research and engineering in order to continually develop, commercialize, and enhance our proprietary products relating to our current product offerings and new technologies in development.

Q1 2015 as compared with Q1 2014

Operating expenses increased by $0.4 million, or 16%, during the three months ended March 31, 2015 as compared to 2014 due to increased spending on materials and equipment utilized in new product development. In addition beginning in late 2014, we invested in our new test rig facility, as well as the development, commercialization, and enhancements of our proprietary technologies.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses, and certain selling and marketing expenses.  Corporate and other expenses as a percent of revenues were 10.2% and 8.0% for the three months ended March 31, 2015 and 2014, respectively.

Q1 2015 as compared with Q1 2014

Operating expenses decreased by $0.4 million, or 4%, during the three months ended March 31, 2015 as compared to 2014 due primarily to a lower run rate, offset by restructuring costs, the benefits of which will be realized in subsequent quarters.

Other Expenses

Below is a detail of expenses that are not allocated to segments for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014	2014 to 2015
Interest expense	$255	$406	$(151)	(37)%
Interest income	(65)	(61)	(4)	(7)%
Foreign exchange losses	3,156	3,339	(183)	(5)%
Other expense (income)	(206)	6	(212)	(3,533)%
Income before taxes	$(8,778)	$5,415	$(14,193)	(262)%
Income tax provision	(526)	2,115	(2,641)	(125)%
Net Income	$(8,252)	$3,300	$(11,552)	(350)%

Q1 2015 as compared with Q1 2014

Interest Expense
Interest expense decreased by $0.2 million, or 37%, during the three months ended March 31, 2015 as compared to 2014 primarily due to interest expense adjustments totaling $0.2 million in a Latin American jurisdiction in 2014, while the same period in 2015 had no adjustments.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses decreased by $0.2 million, or 5%, during the three months ended March 31, 2015 as compared to 2014 due to decreases in losses in Russia and Argentina, partially offset by increased losses in Colombia, Egypt, and Iraq.

Other Expenses (Income)
Other income increased by $0.2 million, or 3,533%, during the three months ended March 31, 2015 as compared to 2014 primarily due to the favorable fair market value adjustment recorded in 2015 for the contingent earn-out obligation related to the acquisition of TFS. For further discussion of this acquisition and adjustment, see Part 1, Item 1, "Financial Statements, Note 1 and Note 3", respectively, included in this Report.

Income Tax Provision
We are an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Our income tax rate is based on the laws and rates in the countries in which our operations are conducted or in which we are considered a resident for income tax purposes. Our income tax provision decreased by $2.6 million, or 125%, for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to the $14.2 million reduction in pre-tax income. Our effective tax rates were a 6% benefit and a 39% expense for the three months ended March 31, 2015 and 2014, respectively. The change is primarily due to the fluctuating mix of pretax earnings in the various tax jurisdictions in which we operate around the world and the proportionately larger impact of foreign exchange losses and other nondeductible items on reducing the tax benefit on this year's loss, which is smaller than last year's income on an absolute value basis.

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

The following is a reconciliation of our cash and cash equivalents to net cash as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Cash	$69,303	$72,466
Current portion of long term debt	(7)	(25)
Long term debt	—	—
Net cash	$69,296	$72,441

The change in our net cash position was primarily due to acquisitions of fixed assets, partially offset by cash provided by decreasing working capital levels.

The following table summarizes our net cash provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$2,374	$3,324
Cash used in investing activities	(5,598)	(6,766)
Cash provided by (used in) financing activities	61	3,405
Increase (decreases) in cash and equivalents	$(3,163)	$(37)

Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with Part I, Item 1, "Financial Statements" included in this Report.

Operating Activities
Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2015 compared to net cash provided of $3.3 million for the same period in 2014.  The decrease in net cash provided by operating activities was due primarily to cash inflows from decreasing receivables, and intangibles, which was partially offset by decreasing accounts payable and deferred revenue.

Investing Activities
Net cash used by investing activities was $5.6 million during the three months ended March 31, 2015 compared to $6.8 million during the same period of 2014. We used cash for capital spending during the three months ended March 31, 2015 and 2014 of $7.3 million and $8.0 million, respectively. While there were no proceeds from the sale of operating assets for the three months ended March 31, 2015, the amount for the same period in 2014 was partially offset by cash proceeds of $1.4 million.

Capital expenditures during the three months ended March 31, 2015 were primarily related to orders raised in 2014, yet received and paid during 2015. We expect capital spending to significantly decrease in line with current market conditions.

Financing Activities
Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2015 compared to $3.4 million of net cash provided for the same period in 2014. During the three months ended March 31, 2015 and 2014, we received $0.1 million and $3.7 million in proceeds from the exercise of stock options, respectively. We also used cash to repay $0.3 million of debt in 2014.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit noted below, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report on Form 10-K.

Manufacturing Purchase Commitments
Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have decreased from $23.2 million as of December 31, 2014 to $12.0 million as of March 31, 2015.  This decrease of $11.2 million, or 48%, is driven primarily by the receipt of fewer orders from customers and the cancellation of prior orders with vendors due to the declining oil prices during the last quarter of 2014 continuing through the first quarter of 2015.

Letters of Credit
We enter into letters of credit in the ordinary course of business. The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. As of March 31, 2015, we had outstanding letters of credit of approximately $7.5 million, of which $3.0 million is outstanding under our revolving credit facility with an available credit line of $122.0 million.  We were in compliance with our bank covenants as of March 31, 2015.  For further discussion on our credit facility, see Part I, Item 1, "Financial Statements, Note 10" included in this Report.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report on Form 10−K.  We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP.  Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers.  We believe that the most critical accounting policies in this regard are those described in our 2014 Annual Report on Form 10−K.  While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2014 Annual Report on Form 10−K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" in our 2014 Annual Report on Form 10‑K for a detailed discussion of the risks affecting us. There have been no material changes to the market risks described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in our 2014 Annual Report on Form 10‑K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure. As of March 31, 2015, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

As more fully disclosed in our Annual Report Form 10-K for the year ended December 31, 2014, we previously identified a material weakness in our internal controls over foreign currency calculations impacting unrealized foreign currency exchange adjustments, depreciation and cost of goods sold. This weakness contributed to the revision of our previously issued financial statements for 2012 and 2013. This material weakness has not been remediated at March 31, 2015.

In connection with the preparation of our financial statements for the three months ended March 31, 2015, we performed additional procedures, which included detailed calculations of foreign exchange and a high level reasonableness analysis that involved several levels of review. In addition, we continued to strengthen our internal controls over foreign currency calculations. We have standardized our process and format for the manual calculation, trained worldwide accounting personnel, and implemented formal review procedures. Ongoing efforts to remediate the material weakness also include the development and implementation of technology solutions to eliminate manual processes. While significant improvements to our system of internal controls were achieved during the period, we expect the aforementioned technology solutions to be implemented during the remainder of 2015, resulting in the full remediation of the material weakness.

Notwithstanding the existence of the material weakness and efforts to remediate the material weakness in internal control over financial reporting, we believe the Consolidated Financial Statements in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis.  See Part I, Item 1, "Financial Statements, Note 11" of this Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2014 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us.  Except as set forth by this section, there have been no material changes to the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2014 Annual Report on Form 10-K.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	May 11, 2015

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 11, 2015

TESCO CORPORATION

	By:	/s/ THOMAS B SLOAN
Thomas B Sloan, Vice President and Corporate Controller (Principal Accounting Officer)
Date:	May 11, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Restated Articles of Amalgamation of Tesco Corporation, dated May 29, 2007 (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K dated March 5, 2014 filed with the SEC on March 11, 2014)

10*+	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K effective April 5, 2015 filed with the SEC on April 1, 2015)

14*
Tesco Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Tesco
Corporation's Current Report on Form 8-K dated August 7, 2013 and filed with the SEC on August 13, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

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

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

+	Management contract or compensatory plan or arrangement