Form 10-Q
period 2015-06-30
TESCO CORP
filed 2015-08-10
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number: 001-34090

Tesco Corporation
(Exact name of registrant as specified in its charter)

Alberta	76-0419312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11330 Clay Road Suite 350 Houston, Texas	77041
(Address of Principal Executive Offices)	(Zip Code)
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of July 31, 2015:   39,005,070

Below is a list of defined terms that are used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

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

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended June 30, 2015 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  From time to time, our public filings, press releases, and other communications (such as conference calls and presentations) will contain forward-looking statements.  Forward-looking information is often, but not always, identified by the use of words such as "anticipate," "believe," "expect," "plan," "intend," "forecast," "target," "project," "may," "will," "should," "could," "estimate," "predict," or similar words suggesting future outcomes or language suggesting an outlook.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets
Cash and cash equivalents	$62,673	$72,466
Accounts receivable trade, net of allowance for doubtful accounts of $6,109 and $5,814 as of June 30, 2015 and December 31, 2014, respectively	87,602	128,663
Inventories, net	117,975	114,682
Income taxes recoverable	8,085	9,140
Deferred income taxes	5,808	8,864
Prepaid and other current assets	22,071	26,874
Total current assets	304,214	360,689
Property, plant, and equipment, net	189,307	202,505
Goodwill	34,401	34,401
Deferred income taxes	4,245	13,971
Intangible and other assets, net	7,927	7,700
Total assets	$540,094	$619,266
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long term debt	$—	$25
Accounts payable	21,956	36,053
Deferred revenue	5,799	16,566
Warranty reserves	2,996	3,370
Income taxes payable	954	8,907
Accrued and other current liabilities	24,209	26,781
Total current liabilities	55,914	91,702
Long term debt	—	—
Other liabilities	1,445	2,144
Deferred income taxes	7,288	12,293
Total liabilities	64,647	106,139
Commitments and contingencies (Note 11)	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 39,005 and 38,949 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	210,958	208,999
Retained earnings	228,988	268,627
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	475,447	513,127
Total liabilities and shareholders’ equity	$540,094	$619,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Products	$23,698	$65,147	$53,625	$107,977
Services	50,753	79,959	112,496	158,527
	74,451	145,106	166,121	266,504
Operating expenses
Cost of sales and services
Products	24,702	47,597	51,289	82,291
Services	52,039	62,858	108,747	124,057
	76,741	110,455	160,036	206,348
Selling, general and administrative	9,369	13,336	20,532	27,270
Research and engineering	2,059	2,500	4,909	4,966
Total operating expenses	88,169	126,291	185,477	238,584
Operating income (loss)	(13,718)	18,815	(19,356)	27,920
Other expense (income)
Interest expense	354	229	572	636
Interest income	(12)	(23)	(40)	(84)
Foreign exchange loss (gain)	1,399	(1,130)	4,555	2,209
Other expense (income)	(141)	1	(347)	7
Total Other expense (income)	1,600	(923)	4,740	2,768
Income (loss) before income taxes	(15,318)	19,738	(24,096)	25,152
Income tax provision	12,172	7,009	11,646	9,124
Net income (loss)	$(27,490)	$12,729	$(35,742)	$16,028
Earnings (loss) per share:
Basic	$(0.71)	$0.32	$(0.92)	$0.40
Diluted	$(0.71)	$0.31	$(0.92)	$0.39
Dividends declared per share:
Basic	$0.05	$0.05	$0.10	$0.05
Weighted average number of shares:
Basic	38,981	40,175	38,969	39,963
Diluted	38,981	40,798	38,969	40,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income (loss)	$(35,742)	$16,028
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	19,732	20,089
Stock compensation expense	2,142	2,789
Bad debt expense	139	3,517
Deferred income taxes	7,088	(831)
Amortization of financial items	152	76
Gain on sale of operating assets	(689)	(1,721)
Changes in the fair value of contingent earn-out obligations	(364)	—
Changes in operating assets and liabilities:
Accounts receivable trade, net	40,829	6,167
Inventories, net	(3,293)	(14,777)
Prepaid and other current assets	2,942	3,183
Accounts payable and accrued liabilities	(26,507)	(12,586)
Income taxes recoverable	(7,761)	(2,932)
Other noncurrent assets and liabilities, net	3,017	1,144
Net cash provided by operating activities	1,685	20,146
Investing Activities
Additions to property, plant and equipment	(10,213)	(19,250)
Cash paid for acquisitions, net of cash acquired	—	(5,000)
Proceeds on sale of operating assets	687	3,344
Other, net	1,860	(237)
Net cash used for investing activities	(7,666)	(21,143)
Financing Activities
Repayments of debt	(25)	(337)
Proceeds from exercise of stock options	111	6,025
Dividend distribution	(3,898)	(2,011)
Net cash provided by (used for) financing activities	(3,812)	3,677
Change in cash and cash equivalents	(9,793)	2,680
Net cash and cash equivalents, beginning of period	72,466	97,277
Net cash and cash equivalents, end of period	$62,673	$99,957
Supplemental cash flow information
Cash payments for interest	$280	$230
Cash payments for income taxes, net of refunds	12,791	12,693
Property, plant and equipment accrued in accounts payable	2,628	282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the six months ended June 30, 2015
Balances at January 1, 2015	38,949	$208,999	$268,627	$35,501	$513,127
Net loss	—	—	(35,742)	—	(35,742)
Dividends declared	—	—	(3,897)	—	(3,897)
Stock compensation related activity	56	1,959	—	—	1,959
Balances at June 30, 2015	39,005	$210,958	$228,988	$35,501	$475,447

For the six months ended June 30, 2014
Balances at January 1, 2014	39,680	$224,666	$253,195	$35,501	$513,362
Net income	—	—	16,028	—	16,028
Dividends declared	—	—	(2,011)	—	(2,011)
Stock compensation related activity	643	9,194	—	—	9,194
Balances at June 30, 2014	40,323	$233,860	$267,212	$35,501	$536,573

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission ("SEC").  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of June 30, 2015 and for the quarters ended June 30, 2015 and 2014 are unaudited.  We derived the condensed consolidated balance sheet as of December 31, 2014 from the audited consolidated balance sheet filed in our 2014 Annual Report on Form 10-K.  In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations, and cash flows, as applicable.

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

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$62,673	$62,673	$—	$—
Contingent earn-out obligations	$650	$—	$—	$650

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

The discount rate used to calculate the contingent earn-out obligation is calculated by weighting Tesco’s after tax required returns on debt and equity by their respective percentages of total capital plus a certain premium. The return required by each class of investor reflects the rate of return investors would expect to earn on other investments of equivalent risk. Tesco management determined it would be appropriate to use a discounted rate equal to the calculated WACC plus 5% a premium due to current market. Performing a sensitivity analysis on the discount rate for the contingent earn-out obligation, Tesco notes that the fair value would decrease approximately 6% to 7% for every 10% increase in the discount rate.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$1,014
Issuances	—
Settlements	—
Adjustments to fair value	(364)
Balance at June 30, 2015	$650

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted.  We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has approved the proposal of a one-year deferral of the original effective date of this guidance and as a result it will be effective for fiscal years and interim periods beginning after December 15, 2017. The FASB's proposed update would still allow entities to apply the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We expect to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.

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

Note 4—Details of Certain Accounts

At June 30, 2015 and December 31, 2014, prepaid and other current assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid taxes other than income taxes	$3,315	$4,168
Deposits	5,773	4,293
Prepaid insurance	1,208	3,481
Other prepaid expenses	5,291	6,237
Restricted cash	804	2,664
Deferred job costs	4,660	4,528
Non-trade receivables	1,020	1,503
	$22,071	$26,874

At June 30, 2015 and December 31, 2014, accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll and benefits	$15,499	$18,202
Accrued taxes other than income taxes	4,605	4,194
Other current liabilities	4,105	4,385
	$24,209	$26,781

Note 5—Inventories

At June 30, 2015 and December 31, 2014, inventories, net of reserves for excess and obsolete inventories of $3.8 million and $2.7 million, respectively, by major classification were as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$82,715	$76,489
Work in progress	4,316	2,866
Finished goods	30,944	35,327
	$117,975	$114,682

Note 6—Property, Plant and Equipment

At June 30, 2015 and December 31, 2014, property, plant, and equipment, at cost, by major classification were as follows (in thousands):

	June 30, 2015	December 31, 2014
Land, buildings, and leaseholds	$24,596	$27,488
Drilling equipment	369,623	359,533
Manufacturing equipment	15,235	14,302
Office equipment and other	33,570	32,836
Capital work in progress	4,581	9,621
	447,605	443,780
Less: Accumulated depreciation	(258,298)	(241,275)
	$189,307	$202,505

Depreciation and amortization expense for the three and six months ended June 30, 2015 and 2014 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales and services	$9,102	$9,689	$18,620	$18,671
Selling, general and administrative expense	531	688	1,112	1,418
	$9,633	$10,377	$19,732	$20,089

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services. During the three and six months ended June 30, 2015, one used top drive was sold from our rental fleet with a net book value of $0.2 million, which was included in cost of sales and services. During the three and six months ended June 30, 2014, two and three used top drives were sold from our rental fleet with a net book value of $1.4 million and $1.5 million, respectively, which was included in cost of sales and services.

Note 7—Warranties

Changes in our warranty reserves during the six months ended June 30, 2015 were as follows (in thousands):

June 30, 2015
Balance as of January 1, 2015	$3,370
Charged to expense, net	1,456
Deductions	(1,830)
Balance as of June 30, 2015	$2,996

Note 8—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average number of shares outstanding	38,981	40,175	38,969	39,963
Dilutive effect of stock-based compensation	—	623	—	685
Diluted weighted average number of shares outstanding	38,981	40,798	38,969	40,648
Anti-dilutive options excluded from calculation due to exercise prices	—	350	—	396

There were approximately 295,000 and 247,000 shares which were excluded from the calculation of the diluted weighted average number of shares outstanding as the Company is in a net loss position for the three and six months ended June 30, 2015, respectively. The inclusion of the shares would be anti-dilutive.

Note 9—Income Taxes

Tesco Corporation is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax provision	$1,888	$7,338	$4,558	$9,955
Deferred tax provision (benefit)	10,284	(329)	7,088	(831)
Income tax provision	$12,172	$7,009	$11,646	$9,124

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was (79)% and (48)% for the three and six months ended June 30, 2015, respectively, compared to 36% and 36% for the same periods in 2014. The change for the three and six months ended June 30, 2015, as compared to the same periods in 2014, is primarily due to a $15.3 million valuation allowance recorded against deferred tax assets during the three month period ended June 30, 2015.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including the implementation of feasible and prudent tax planning strategies, our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income which inherently requires significant assumptions and judgment.

During the three months ended June 30, 2015 we decreased our accrual for uncertain tax positions by $0.5 million due to amounts that were effectively settled, of which $0.2 million decreased tax expense.

We have settled our audit by the Internal Revenue Service in the United States for the years ended December 31, 2011 and 2012 resulting in no material net tax expense adjustment.

Note 10—Long Term Debt

At June 30, 2015 and December 31, 2014, long term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Capital leases	$—	$25
Current portion of long term debt	—	(25)
Non-current portion of long term debt	$—	$—

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

At June 30, 2015, we had no outstanding borrowings under the Revolver and $2.7 million in letters of credit outstanding within the credit facility. Per the terms of the credit facility, there was $114.6 million in available borrowing capacity based on our operating results, down slightly from our total capacity of $125 million. Sustained losses will further limit access to funds under the Revolver. We were in compliance with our bank covenants at June 30, 2015.

Note 11—Commitments and Contingencies

Legal contingencies

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries.  None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. The estimates (if any) below represent our best estimates based on consultation with internal and external legal counsel.  There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

Weatherford Litigation: Weatherford International, Inc. and Weatherford/Lamb Inc. (together, "Weatherford") filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the "Marshall Suit"), alleging infringement of certain Weatherford patents. In August 2008, we filed a patent infringement suit against Weatherford, National Oilwell Varco, L.P., Offshore Energy Services, Inc., and Frank's Casing Crew & Rental Tools, Inc. in the U.S. District Court for the Southern District of Texas - Houston Division (the "Houston Suit"). The Houston Suit claimed infringement of 2 of our patents related to our CDS. We settled the Marshall Suit and Houston Case with Weatherford on January 11, 2011. We settled the Houston Suit with the other defendants and a joint motion to dismiss was granted by the U.S. District Court in April 2015.

Federal and State Unpaid Overtime Action: The Company is currently participating in an arbitration, based on the Company’s dispute resolution process, with 29 current and former employees (the "Employees") who had worked or are working in various states. The Employees claim that they are owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act ("FLSA") and the applicable state laws of various states, including New Mexico and Colorado. The case is assigned to a three judge panel of arbitrators. The parties litigated the issue of whether or not a Rule 23 style opt-out class action is appropriate in this case and the arbitration panel has determined it is not appropriate for FLSA claims but is available for state law wage claims. At June 30, 2015, we maintain an estimated reserve for potential exposure, which we consider adequate.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  As of June 30, 2015 and December 31, 2014, our total exposure under outstanding letters of credit was $6.8 million and $8.3 million, respectively.

At June 30, 2015, the accounts receivable balance included approximately $2.2 million of accounts receivable from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute. We continue to seek collection of this amount through an official dispute resolution process with the customer.  These receivables have not been reserved at June 30, 2015, as we believe the probable outcome of the dispute resolution process will be favorable.

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended June 30, 2015
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$41,430	$33,021	$—	$—	$—	$74,451
Depreciation and amortization	2,155	6,389	—	3	1,086	9,633
Operating income (loss)	(2,816)	(2,810)	—	(2,059)	(6,033)	(13,718)
Total Other expense						1,600
Loss before income taxes						$(15,318)

	Three Months Ended June 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$86,279	$58,795	$32	$—	$—	$145,106
Depreciation and amortization	2,688	6,526	—	17	1,146	10,377
Operating income (loss)	19,237	11,288	(37)	(2,500)	(9,173)	18,815
Other expense (income)						(923)
Income before income taxes						$19,738

	Six Months Ended June 30, 2015
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$91,351	$74,770	$—	$—	$—	$166,121
Depreciation and amortization	4,708	12,801	—	6	2,217	19,732
Operating income (loss)	1,737	(792)	—	(4,910)	(15,391)	(19,356)
Other expense						4,740
Income before income taxes						$(24,096)

	Six Months Ended June 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate and Other	Total
Revenue	$150,972	$115,500	$32	$—	$—	$266,504
Depreciation and amortization	5,143	12,581	—	33	2,332	20,089
Operating income (loss)	29,970	22,153	(326)	(4,966)	(18,911)	27,920
Total Other expense						2,768
Income before income taxes						$25,152

Other Charges

In response to the continued downturn in the energy industry, and its corresponding impact on our business outlook, we continued certain cost rationalization efforts, which included reductions in workforce. We recorded restructuring charges in continuing operations, primarily related to headcount reductions, of $3.0 million and $5.6 million for the three months and six months ended June 30, 2015, respectively. The following table presents these charges and the related income statement classification to which the charges are included (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Income Statement Classification
			(Operating expenses)
Restructuring Costs
Top Drive	$1,818	$3,227	Cost of sales and services - Products
Tubular Services	1,074	1,972	Cost of sales and services - Services
Corporate and Other	90	372	Selling, general and administrative
	$2,982	$5,571

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the geographical region in which the product is initially employed.  Our revenue by geographic area for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Canada	$5,098	$17,039	$15,333	$28,294
United States	18,836	51,821	45,069	89,323
South America (excluding Mexico)	15,578	24,086	31,793	46,003
Mexico	8,586	9,321	17,827	16,259
Asia Pacific	8,661	13,338	20,562	25,087
Europe, Africa, and Middle East	14,588	16,176	28,103	32,081
Russia	3,104	13,325	7,434	29,457
Total	$74,451	$145,106	$166,121	$266,504

The physical location of our net property, plant, and equipment by geographic area as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate, and Other	June 30, 2015
United States	$19,007	$32,608	$9,298	$60,913
Mexico	23,992	2,132	186	26,310
Europe, Africa, and Middle East	7,501	20,925	3,033	31,459
Asia Pacific	6,465	17,592	690	24,747
Russia	16,043	326	12	16,381
South America (excluding Mexico)	10,793	8,021	494	19,308
Canada	1,186	3,308	5,695	10,189
Total	$84,987	$84,912	$19,408	$189,307

	Top Drive	Tubular Services	Overhead, Corporate, and Other	December 31, 2014
United States	$17,128	$35,914	$10,180	$63,222
Mexico	26,925	2,002	387	29,314
Europe, Africa, and Middle East	7,738	20,721	3,878	32,337
Asia Pacific	6,773	19,000	590	26,363
Russia	16,516	454	8	16,978
South America (excluding Mexico)	10,047	9,496	740	20,283
Canada	2,904	5,245	5,859	14,008
Total	$88,031	$92,832	$21,642	$202,505

Major customers and credit risk

Our accounts receivable are principally with major oil and natural gas service, exploration, and production companies and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition, and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in regions that are inherently subject to risks of economic, political, and civil instabilities, which may impact our ability to collect.  The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political, and civil instabilities.  Bad debt expense is included in selling, general, and administrative expense in our consolidated statements of income. Since the decline in oil prices beginning June 2014, we have seen an increasing number of companies in financial distress, and several bankruptcies. However, we believe we have adequate controls in place to mitigate credit risk.

On July 1, 2015 Bank Indonesia issued Circular No. 17/11/DKSP which mandates the use of the Indonesian Rupiah within the territory of the Republic of Indonesia. This change has had no impact on the company for the three months ended June 30, 2015. We continue to monitor the potential impact of this circular on our business in Indonesia and our functional currency election.

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

Business Environment

Our revenues are dependent on the number of worldwide oil and gas wells drilled, the price of crude oil and natural gas, capital spending by oil field companies and drilling contractors, the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, oil sanctions, and global economics, among other things. The profitability of exploration and production companies and drilling contractors are affected by the current and anticipated prices of crude oil. Profitability is a key factor in their willingness to invest in new exploration and production activities which is reflected in rig and well counts.

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

Below is a table that shows the average rig count by region for the three and six months ended June 30, 2015 and 2014:

	Three Month Average Rig Count(1)		Six Month Average Rig Count(1)
	June 30,		June 30,
	2015	2014	2015	2014
U.S.	909	1,852	1,145	1,816
Canada	100	202	204	364
Latin America (includes Mexico)	322	402	337	402
Middle East (excludes Iran, Iraq and Sudan)	403	415	408	408
Asia Pacific (excludes China onshore)	220	249	228	253
Europe (excludes Russia)	116	149	124	142
Africa	108	133	119	137
Worldwide	2,178	3,402	2,565	3,522

Outlook

The effect and duration of oil and gas price downturns are unpredictable. Based upon the simple average of three spot prices(2); Dated Brent, West Texas Intermediate, and the Dubai Fateh in U.S. dollars per barrel, we began to see a decline in the price of crude oil after the average reached a high of $108.37 per barrel in June 2014. This decline continued throughout the year where it ended with an average price of $60.55 per barrel as of December 2014 and continued to decline going into the current year with the prices steadying around $61.30 per barrel as of June 2015.

The price of crude oil directly affects exploration and production companies' profitability and, more importantly, their willingness to drill new wells. As a result, we expect to see an overall decline in the number of new wells drilled and the average rig count during 2015. Our visibility into the second half of 2015 and beyond remains limited. Oil and gas inventories and global production rates, however, point to a flattening of the industry decline. A long-term continued slowdown in drilling operations would adversely affect our business and results of operations. Though monitoring the commodity prices will be an indicator of movement in the market, the impact on the number of wells drilled and associated drilling rigs is the primary indicator of our ability to achieve desired results.

We have reacted aggressively to market conditions through restructuring and right sizing efforts. Reductions to our global workforce of 16% resulted in a one-time charge of $5.6 million for the six months ended June 30, 2015. Our restructuring efforts will continue during the remainder of the 2015 and will include further headcount reductions, management consolidation, and developing a more efficient operating footprint. Through these efforts we should be poised to return to profitability when market conditions improve. Moreover, we believe we are well positioned and should benefit from our strong balance sheet, liquidity, access to credit, global infrastructure, broad product and service offerings, and installed base of equipment. As of June 30, 2015, we had $62.7 million in cash and equivalents, no long-term outstanding debt obligations, and immediate access to $114.6 million through our revolving credit facility. In this challenging market, we remain focused on things within our control, including cost and resource base, the effective development of our technology, and the quality and integrity of our products and services.
__________________________________

(1)	Source: Baker Hughes Incorporated worldwide rig count; averages are monthly.

(2)	Source: IndexMundi

The current economic conditions are challenging. However, we see them as potential opportunities in those regions in which we already maintain a presence. While we have transitioned from a primarily North American company to generating more revenue globally over the past few years, our position in many of these foreign markets still leaves significant growth opportunities in spite of the current economic conditions. We plan to expand our service offerings in those areas in which we already have facilities and capital resources. We are focusing on offering longer-term service contracts. We believe that our global infrastructure provides the capacity to offer additional after-market sales and services without incurring significant additional capital expenditures to grow these markets. We believe this provides us with a competitive advantage. We plan to use our existing facilities as a base to promote our after-market sales and services to include long-term maintenance contracts, automated rig controls, and equipment health monitoring services. These services are also compatible with our competitors' top drives. We believe that top drives are at the point in their life-cycle where we will begin to see a steady increase in the need for service, maintenance, and recertification.

Until recently, our tubular services business was primarily focused on onshore drilling. With land-based drilling consistently moving toward horizontal drilling, the value from automated casing running tools, specifically our CDS offering, has served as the foundation of our land-based expertise. Our customers have realized great benefit from the performance of our casing running tools and our approach to providing new solutions that have provided us with the opportunity to expand to offshore markets. We feel there is a significant opportunity for growth in the offshore market, including the market for our automated tubular services and equipment. Our automated services require fewer people to operate, reducing expense, and promoting safety and service quality. We plan to use our offshore expertise that we gained in Indonesia, Saudi Arabia, the United States, Mexico, and the North Sea to increase our offshore market presence globally. We are promoting our record of safety, service quality, and reliability to gain market share. In addition, offshore operations are long-term in nature and, therefore, less affected by short term swings in crude oil prices.

We plan to capitalize on growth opportunities, continue to invest in research and engineering related to our top drive and tubular services segments, and continue to better integrate our products and service offerings with our customers' needs.

Results of Operations

The discussions below relating to significant line items from our consolidated statements of income are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. This discussion should be read in conjunction with Part I, Item 1, "Financial Statements" included in this Form 10-Q.

Operating results by business segments

Below is a summary of the operating results of our business segments for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment revenue
Top Drive revenue
Sales	$13,742	$40,536	$31,513	$65,860
Rental services	17,733	26,726	37,743	51,426
After-Market sales and services	9,955	19,017	22,095	33,686
	41,430	86,279	91,351	150,972
Tubular Services revenue
Land	$23,471	$39,594	$54,096	$79,522
Offshore	8,716	10,030	18,566	20,867
CDS, Parts, & Accessories	834	9,171	2,108	15,111
	33,021	58,795	74,770	115,500

Casing Drilling	$—	$32	$—	$32
Revenue	$74,451	$145,106	$166,121	$266,504

Segment operating income (loss)
Top Drive	$(2,816)	$19,237	$1,737	$29,970
Tubular Services	(2,810)	11,288	(792)	22,153
Casing Drilling	—	(37)	—	(326)
Research & engineering	(2,059)	(2,500)	(4,910)	(4,966)
Corporate and other	(6,033)	(9,173)	(15,391)	(18,911)
Operating income (loss)	$(13,718)	$18,815	$(19,356)	$27,920

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

Our after-market sales and service consists of providing parts and servicing units. We provide these services for both top drives we manufacture and those of our competitors. Prior to the second quarter of 2014, we only provided after-market sales and services for our proprietary top drives.

Q2 2015 as compared with Q2 2014

Sales
Revenues decreased by $26.8 million, or 66%, for the three months ended June 30, 2015 as compared to the same period of 2014 primarily due to a decrease in the number of units sold globally which is driven from the decrease in demand, rig count and crude oil prices compared to the prior period. In the three months ended June 30, 2015, we sold a total of 10 new top drives, as compared to the same period in 2014, when we sold 33 new top drives. We experienced a significant decrease in the number of top drives sold in North America based on current market conditions as well as in Russia due to the devaluation of the Ruble and the uncertainty surrounding economic and political issues within the region. In addition, we had revenue of $0.8 million related to the sale of one used top drive during the three months ended June 30, 2015, while revenue related to the sale of two used top drive units was $2.3 million for the same period in 2014.

Rental Services
Revenues decreased by $9.0 million, or 34%, for the three months ended June 30, 2015 as compared to the same period in 2014, as the utilization of our rental fleet also decreased by 32% during the same period due to depressed market demand within the industry.  For the three months ended June 30, 2015, utilization declined to 30% due to fewer operating days and fewer contracted units. The decrease in activity compounded with price compression primarily impacted our revenues in Latin America, North America and Russia.

After-Market Sales and Services
Revenues decreased by $9.1 million, or 48%, for the three months ended June 30, 2015 as compared to the same period in 2014. This decrease was primarily due to a decline in demand for parts and services in North America, accounting for 42% and 40% of the total decline, respectively. Further, declines in demand for part sales in Latin America and services in the Middle East contributed to a majority of the remaining decrease. With the decline in oil prices and consequential decrease in drilling activity, customers are choosing to defer non-critical services and consume their inventories rather than replenish them.

Operating Income
Top Drive operating income decreased by $22.1 million, or 115%, for the three months ended June 30, 2015 as compared to the same period of 2014, primarily due to a decline in revenues for each product offering related to current market conditions with respect to a significant drop in rig count, oil prices and overall demand for oil field services. While we restructured and implemented cost rationalization measures, they did not keep pace with the continued market decline, which was greater than expected. The significant decline in our manufacturing activities led to an under absorption of manufacturing overhead and increased bottom line cost. For the three months ended June 30, 2015 the under absorption was $3.5 million, compared with an over absorption of $0.9 million for the same period of 2014. In addition, for the three months ended June 30, 2015 we also recorded non-recurring items related to restructuring costs of $1.8 million and specific warranty reserves for new products of $1.3 million. Also, bad debt expense during the three months ended June 30, 2015 was $0.6 million compared to $1.0 million for the same period in 2014.

YTD 2015 as compared with YTD 2014

Sales
Revenues decreased by $34.3 million, or 52%, for the six months ended June 30, 2015 as compared to the same period of 2014 primarily due to a decrease in the number of units sold globally which is driven by the decrease in demand, rig count, and crude oil prices compared to the prior period. We experienced a significant decrease in the number of top drive units sold in North America based on current market conditions and in Russia due to the devaluation of the Ruble and the uncertainty surrounding economic and political issues within the region. These declines were partially offset by approximately 10% increase in top drive unit sales in Asia Pacific and the Middle East regions. In the six months ended June 30, 2015, we sold 24 new top drive units, as compared to 52 new top drive units for the same period in 2014. In addition, we recognized revenue of $0.8 million related to the sale of one used top drive unit for the six months ended June 30, 2015 as compared to revenue of $3.1 million from the sale of three used top drive units during the same period in 2014.

Rental Services
Revenues decreased by $13.7 million, or 27%, for the six months ended June 30, 2015 as compared to the same period in 2014. Utilization declined from 44% to 32% due to a decrease in market demand within the industry. The decrease in activity compounded with price compression primarily impacted our revenues in Latin America, North America and Russia.

After-Market Sales and Services
Revenues decreased by $11.6 million, or 34%, for the six months ended June 30, 2015 as compared to the same period in 2014. Decreases in part sales and after-market services in the North American market contributed to 80% of the overall decrease, while the remaining decrease was primarily driven by decreases in Latin America. With the decline in oil prices and consequential decrease in drilling activity, customers are choosing to defer non-critical services and consume their inventories rather than replenish them. Accordingly, the decrease in part sales contributed to 60% of the overall decrease worldwide.

Operating Income
Top Drive operating income decreased by $28.2 million, or 94%, for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to a decline in revenues for each product offering due to current market conditions which include a significant drop in rig count and declining oil prices and overall demand for oil field services. While we restructured and implemented cost rationalization measures, they did not keep pace with the continued market decline, which was greater than expected. The significant decline in our manufacturing activities led to an under absorption of manufacturing overhead and has increased bottom line cost. For the six months ended June 30, 2015 the under absorption was $6.3 million, compared with an over absorption of $1.5 million for the same period of 2014. In addition, for the six months ended June 30, 2015 we also recorded non-recurring items related to restructuring costs of $3.2 million and specific warranty reserves for new products of $1.3 million. Also, bad debt expense during the six months ended June 30, 2015 was $0.5 million and $1.9 million for the same period in 2014.

Tubular Services Segment

We generate revenues in our tubular services business from land and offshore services augmented by sales of products, accessories, and consumables for the casing running process. We have made certain reclassifications to the product offerings in Tubular Services for clarity regarding the markets in which we operate and consistency with our long-term strategy to become a broad-based tubular service provider. Our services, include personnel and equipment, including the CDSTM, power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well completion and in work-over or re-entry operations. Our product sales includes the CDStm system, down-well consumables, and other non-consumable parts. As of June 4, 2015, following the expiration of a non-compete contract provision entered into during the sale of the Casing Drilling business to Schlumberger in 2012, this segment is able to pursue and perform work that involves drilling on an oil or gas well using standard well casing pipe.

Q2 2015 as compared with Q2 2014

Land
Revenues decreased by $16.1 million, or 41%, for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to decreased activity and demand in North America and Latin America, which contributed 68% and 19% to the overall decrease, respectively. In North America, we experienced an approximate 50% decrease in the number of jobs performed compounded by downward pricing pressures caused by the lower oil prices and rig count as compared to 2014. In Latin America, the decrease was primarily driven by lower job count.

Offshore
Revenues decreased by $1.3 million, or 13%, for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to fewer offshore jobs being performed in Asia Pacific. Offshore revenue in North America offset this variance as our mix of services performed during the quarter shifted towards higher revenue-generating deep water services as compared to 2014.

CDS, Parts, & Accessories
Revenues decreased by $8.3 million, or 91%, for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to customers postponing capital expenditures in light of the decline in oil prices and overall reduction in operating rigs. Revenue for CDS™ equipment sales was insignificant for the three months ended June 30, 2015, while we had $5.6 million of sales during the same period in 2014. The decrease in revenues related to parts and accessories is tied to the fewer number of land-based and offshore tubular services jobs during the second quarter of 2015.

Operating Income
Tubular Services operating income decreased by $14.1 million, or 125%, for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to a reduction in revenue due to lower activity and price compression. Contributors to the total decline were North America, Latin America, and Asia Pacific of 36%, 20%, and 24%, respectively. Additionally, we recorded restructuring charges of $1.1 million and received some benefit during the period from cost-cutting measures.

YTD 2015 as compared with YTD 2014

Land
Revenues decreased by $25.4 million, or 32%, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to decreased activity and demand in North America and Latin America, contributing 74% and 15% of the total variance, respectively. Specifically for North America, the decrease in rig count and overall activity resulted in half the number of jobs being performed during the six months ended June 30, 2015 compared to the same period in 2014. Additionally, oil prices and tubular services competition also compressed prices by 15% on average. The decrease in revenue for Latin America was primarily due to a decrease in the number of jobs performed.

Offshore
Revenues decreased by $2.3 million, or 11%, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to a decrease in the number of offshore jobs performed in Asia Pacific. Additionally, a one-off job performed during 2014 in Europe exaggerates the unfavorable variance when compared against the same period in 2015. Offshore revenues in North America offset these variances as our mix of services performed during the quarter shifted more towards higher revenue-generating deep water services as compared to 2014.

CDS, Parts, & Accessories
Revenues decreased by $13.0 million, or 86%, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to customers postponing capital expenditures in light of the decline in oil prices and overall reduction in operating rigs. Revenue for CDS™ equipment sales was insignificant for the six months ended June 30, 2015, while we had $8.4 million of sales during the same period in 2014. The decrease in revenues related to parts and accessories is tied to the decrease in land based and offshore tubular services jobs during the second quarter of 2015.

Operating Income
Tubular Services operating income decreased by $22.9 million, or 104%, for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to a reduction in revenues of $40.7 million for the same period. North America, Latin America and Asia Pacific contributed the majority of the decrease in operating income over the period. Additionally, we recorded restructuring charges of $2.0 million and received some benefit during the period from cost rationalization measures.

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

YTD 2015 as compared with YTD 2014

The 2014 Casing Drilling activity was due to casing drilling part sales. Beginning in 2015, there is no Casing Drilling activity.

Research and Engineering Segment

We are a technology-based company. We are deploying new technologies to increase the degree of automation and mechanization of our field operations. We are working aggressively to drive a more definitive integration between the drilling rig and tubular services technology. We continue to invest in our research and engineering in order to continually develop, commercialize, and enhance our proprietary products relating to our current product offerings and new technologies in development.

Q2 2015 as compared with Q2 2014

Operating expenses decreased by $0.4 million, or 18%, during the three months ended June 30, 2015, as compared to same period in 2014, due to lower spending and cost rationalization measures. Additionally, testing costs were down as we commissioned our own test rig for proprietary product enhancement.

YTD 2015 as compared with YTD 2014

Operating expenses decreased by $0.1 million, or 1%, during the six months ended June 30, 2015, as compared to the same period in 2014, due to lower spending, cost rationalization measures, and the commissioning of our test rig.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses, and certain selling and marketing expenses.  Corporate and other expenses as a percent of revenues was 8.1% and 6.3% for the three months ended June 30, 2015 and 2014, respectively.

Q2 2015 as compared with Q2 2014

Operating expenses decreased by $3.1 million, or 34%, during the three months ended June 30, 2015, as compared to the same period in 2014, due primarily to cost rationalization measures implemented during the previous period. The benefits of these cost saving measures impacted personnel cost and various discretionary spending accounts.

YTD 2015 as compared with YTD 2014

Operating expenses decreased by $3.5 million, or 19%, during the six months ended June 30, 2015, as compared to the same period in 2014, due primarily to cost saving measures implemented in Q1 2015. The benefits of these cost saving measures are visible primarily in personnel cost and various discretionary spending accounts.

Other Expenses

Below is a detail of expenses that are not allocated to segments for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$354	$229	$572	$636
Interest income	(12)	(23)	(40)	(84)
Foreign exchange losses (gains)	1,399	(1,130)	4,555	2,209
Other expense (income)	(141)	1	(347)	7
Income before taxes	$(15,318)	$19,738	$(24,096)	$25,152
Income tax provision (benefit)	12,172	7,009	11,646	9,124
Net Income (loss)	$(27,490)	$12,729	$(35,742)	16,028

Q2 2015 as compared with Q2 2014

Interest Expense
Interest expense increased by $0.1 million, or 55%, during the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to interest expense on certain tax matters incurred related to U.S. and Argentina jurisdictions.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates which impact income. Foreign exchange losses increased by $2.5 million, or 224%, during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to currency devaluations in Argentina, Venezuela, Mexico, Russia, and Indonesia contributing 48%, 27%, 8%, 7%, and 4%, respectively.

Other Expenses (Income)
Other Income increased by $0.1 million, during the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to the favorable fair market value adjustment recorded in 2015 for the TFS acquisition contingent earn-out obligation. For further discussion of this acquisition and adjustment, see Part 1, Item 1, "Financial Statements, Note 1 and Note 3", respectively, included in this Report.

Income Tax Provision
Our income tax provision increased by $5.2 million, or 74%, for the three months ended June 30, 2015, as compared to the same period in 2014. Our effective tax rates were (79)% and 36% for the three months ended June 30, 2015 and 2014, respectively. The significant change is primarily due to a $15.3 million valuation allowance recorded during the three months ended June 30, 2015.

YTD 2015 as compared with YTD 2014

Interest Expense
Interest expense decreased during the six months ended June 30, 2015 and is consistent with the same period during 2014.

Foreign Exchange Losses
Foreign exchange losses increased by $2.3 million, or 106%, during the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to exchange losses based upon currency movements and changes in the net monetary asset base in Argentina, Colombia, Mexico, and Venezuela.

Other Expenses (Income)
Other income increased by $0.4 million, during the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to the favorable fair market value adjustment recorded in 2015 for the contingent earn-out obligation related to the acquisition of TFS. For further discussion of this acquisition and adjustment, see Part 1, Item 1, "Financial Statements, Note 1 and Note 3", respectively, included in this Report.

Income Tax Provision
Our income tax provision increased by $2.5 million, or 28%, for the six months ended June 30, 2015 as compared to the same period in 2014. Our effective tax rates were (48)% and 36% for the six months ended June 30, 2015 and 2014, respectively. The significant change is primarily due to a $15.3 million valuation allowance recorded during the three months ended June 30, 2015.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our $125 million revolving credit facility. Available borrowing under the Revolver was $114.6 million at June 30, 2015. This is down from $122.3 million due to the terms of the Revolver that tie borrowing capacity to operating results. Sustained losses will further limit access to funds under the Revolver. Despite this temporary reduction in available borrowings, our financial position remains strong, with resources sufficient to execute our strategy.

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

The following is a reconciliation of our cash and cash equivalents to net cash as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Cash	$62,673	$72,466
Current portion of long term debt	—	(25)
Long term debt	—	—
Net cash	$62,673	$72,441

The following table summarizes our net cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$1,685	$20,146
Cash used in investing activities	(7,666)	(21,143)
Cash provided by (used in) financing activities	(3,812)	3,677
Increase (decreases) in cash and equivalents	$(9,793)	$2,680

Certain sources and uses of cash, such as the level of discretionary capital expenditures, the issuance and repayment of debt, and the payment of dividends are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with Part I, Item 1, "Financial Statements" included in this Report.

Operating Activities
Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2015 compared to net cash provided of $20.1 million for the same period in 2014.  The decrease in net cash provided by operating activities was due primarily to cash inflows from decreasing receivables, and intangibles, which was offset by one time retirement and transition bonus payments to the former CEO, cash tax payments, and decreasing accounts payable.

Investing Activities
Net cash used by investing activities was $7.7 million during the six months ended June 30, 2015 compared to $21.1 million during the same period in 2014. We used cash for capital spending during the six months ended June 30, 2015 and 2014 of $10.2 million and $19.3 million, respectively. While there were proceeds of $0.7 million from the sale of operating assets for the six months ended June 30, 2015, the amount for the same period in 2014 was $3.3 million.

Capital expenditures during the six months ended June 30, 2015 were primarily related to orders raised in 2014, yet received and paid during 2015. We expect capital spending to significantly decrease in line with current market conditions.

Financing Activities
Net cash used by financing activities was $3.8 million during the six months ended June 30, 2015 compared to $3.7 million of net cash provided for the same period in 2014. During the six months ended June 30, 2015 and 2014, we received $0.1 million and $6.0 million in proceeds from the exercise of stock options, respectively. In addition, cash dividends paid were $3.9 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit noted below, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report on Form 10-K.

Manufacturing Purchase Commitments
Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have decreased from $23.2 million as of December 31, 2014 to $10.2 million as of June 30, 2015.  This decrease of $13.0 million, or 56%, is driven primarily by the receipt of fewer orders from customers and the cancellation of prior orders with vendors due to the declining oil prices during the last quarter of 2014 continuing through the first quarter of 2015.

Letters of Credit
We enter into letters of credit in the ordinary course of business. The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. As of June 30, 2015, we had outstanding letters of credit of approximately $6.8 million, of which $2.7 million is outstanding under our revolving credit facility with an available credit line of $114.6 million.  We were in compliance with our bank covenants as of June 30, 2015.  For further discussion on our credit facility, see Part I, Item 1, "Financial Statements, Note 10" included in this Report.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure. As of June 30, 2015, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

As more fully disclosed in our Annual Report Form 10-K for the year ended December 31, 2014, we previously identified a material weakness in our internal controls over foreign currency calculations impacting unrealized foreign currency exchange adjustments, depreciation and cost of goods sold. This weakness contributed to the revision of our previously issued financial statements for 2012 and 2013. This material weakness has not been remediated at June 30, 2015.

In connection with the preparation of our financial statements for the three months ended June 30, 2015, we performed additional procedures, which included detailed calculations of foreign exchange and a high level reasonableness analysis that involved several levels of review. In addition, we continued to strengthen our internal controls over foreign currency calculations. We have standardized our process and format for the manual calculation, trained worldwide accounting personnel, and implemented formal review procedures.

Ongoing efforts to remediate the material weakness also include the development and implementation of technological solutions to eliminate manual processes. During the three months ended June 30, 2015 the development of some of the solutions have been completed and promoted to the user acceptance testing phase and are expected to be fully functional during the following period. The completion of the development of the remainder of the solutions are expected to be achieved during the coming period. While further enhancements to our system of internal controls were achieved during the period, we expect the aforementioned technological solutions to be implemented during the remainder of 2015, resulting in the full remediation of the material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	August 10, 2015

TESCO CORPORATION

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 10, 2015

TESCO CORPORATION

	By:	/s/ THOMAS B SLOAN
Thomas B Sloan, Vice President and Corporate Controller (Principal Accounting Officer)
Date:	August 10, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1*
Restated Articles of Amalgamation of Tesco Corporation, dated May 29, 2007 (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K dated March 5, 2014 filed with the SEC on March 11, 2014)

10*	Form of Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K effective April 5, 2015 filed with the SEC on April 1, 2015)

14*
Tesco Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Tesco
Corporation's Current Report on Form 8-K dated May 12, 2015 and filed with the SEC on May 15, 2015)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

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