Form 10-Q
period 2015-09-30
TESCO CORP
filed 2015-11-06
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number: 001-34090

Tesco Corporation
(Exact name of registrant as specified in its charter)

Alberta	76-0419312
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11330 Clay Road, Suite 350 Houston, Texas	77041
(Address of Principal Executive Offices)	(Zip Code)
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of October 31, 2015:   39,005,570

Below is a list of defined terms that may be used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS
TESCO’s Multiple Control Line Running System	= MCLRS™ or MCLRS

We own various trademarks that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada, European Union
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada
OCSET™	Ukraine, Kazakhstan

In this Report, the terms "Tesco Corporation", "TESCO", "we", "us", "our", "ours", or "the Company" refer to Tesco Corporation and all of our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended September 30, 2015 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995.  From time to time, our public filings, press releases, and other communications (such as conference calls and presentations) will contain forward-looking statements.  Forward-looking information is often, but not always, identified by the use of words such as "anticipate," "believe," "expect," "plan," "intend," "forecast," "target," "project," "may," "will," "should," "could," "estimate," "predict," or similar words suggesting future outcomes or language suggesting an outlook.  Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities, and technical results.

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

These risks and uncertainties include, but are not limited to, the impact of: changes in oil and natural gas prices; worldwide and domestic economic conditions and political instability on drilling activity and demand for and pricing of our products and services; credit risks of our customers; other risks inherent in the drilling services industry (e.g. operational risks, potential delays or changes in customers’ exploration or development projects or capital expenditures, the uncertainty of estimates and projections relating to levels of rental activities, uncertainty of estimates and projections of costs and expenses, risks in conducting foreign operations, the consolidation of our customers, and intense competition in our industry); changes in or failure to comply with governmental regulations, including those relating to the environment; and risks associated with our intellectual property and with the performance of our technology.  These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements.  When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets
Cash and cash equivalents	$56,839	$72,466
Accounts receivable trade, net of allowance for doubtful accounts of $6,282 and $5,814 as of September 30, 2015 and December 31, 2014, respectively	75,821	128,663
Inventories, net	114,003	114,682
Income taxes recoverable	10,064	9,140
Deferred income taxes	6,517	8,864
Prepaid and other current assets	22,314	26,874
Total current assets	285,558	360,689
Property, plant and equipment, net	183,971	202,505
Goodwill	34,401	34,401
Deferred income taxes	3,131	13,971
Intangible and other assets, net	8,691	7,700
Total assets	$515,752	$619,266
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$25
Accounts payable	18,562	36,053
Deferred revenue	5,246	16,566
Warranty reserves	2,613	3,370
Income taxes payable	500	8,907
Accrued and other current liabilities	22,656	26,781
Total current liabilities	49,577	91,702
Long-term debt	—	—
Other liabilities	3,201	2,144
Deferred income taxes	8,725	12,293
Total liabilities	61,503	106,139
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 39,006 and 38,949 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	211,614	208,999
Retained earnings	207,134	268,627
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	454,249	513,127
Total liabilities and shareholders’ equity	$515,752	$619,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Products	$18,111	$64,295	$71,736	$172,272
Services	43,286	77,651	155,782	236,178
	61,397	141,946	227,518	408,450
Operating expenses
Cost of sales and services
Products	20,784	48,712	72,073	131,003
Services	44,890	63,735	153,637	187,792
	65,674	112,447	225,710	318,795
Selling, general and administrative	9,366	10,668	29,898	37,938
Research and engineering	2,076	1,853	6,985	6,819
Total operating expenses	77,116	124,968	262,593	363,552
Operating income (loss)	(15,719)	16,978	(35,075)	44,898
Other expense (income)
Interest expense	271	219	843	855
Interest income	(56)	(25)	(96)	(110)
Foreign exchange loss	1,951	3,074	6,506	5,284
Other expense (income)	118	100	(229)	107
Total Other expense	2,284	3,368	7,024	6,136
Income (loss) before income taxes	(18,003)	13,610	(42,099)	38,762
Income tax provision	1,899	6,124	13,545	15,248
Net income (loss)	$(19,902)	$7,486	$(55,644)	$23,514
Earnings (loss) per share:
Basic	$(0.51)	$0.19	$(1.43)	$0.59
Diluted	$(0.51)	$0.18	$(1.43)	$0.58
Dividends declared per share:
Basic	$0.05	$0.05	$0.15	$0.10
Weighted average number of shares:
Basic	39,005	40,017	38,981	39,981
Diluted	39,005	40,594	38,981	40,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income (loss)	$(55,644)	$23,514
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,146	30,498
Stock compensation expense	2,962	3,992
Bad debt expense	52	3,475
Deferred income taxes	8,937	1,736
Amortization of financial items	229	228
Gain on sale of operating assets	(728)	(1,595)
Changes in the fair value of contingent earn-out obligations	(597)	(13)
Changes in operating assets and liabilities:
Accounts receivable trade, net	52,790	11,394
Inventories, net	679	(17,742)
Prepaid and other current assets	2,767	3,042
Accounts payable and accrued liabilities	(29,313)	(23,295)
Income taxes payable	(9,750)	(3,898)
Other noncurrent assets and liabilities, net	(1,663)	5,718
Net cash provided by (used in) operating activities	(133)	37,054
Investing Activities
Additions to property, plant and equipment	(12,304)	(32,964)
Cash paid for acquisitions, net of cash acquired	—	(5,000)
Proceeds on sale of operating assets	780	4,060
Other, net	1,793	70
Net cash used in investing activities	(9,731)	(33,834)
Financing Activities
Repayments of debt	(25)	(346)
Proceeds from exercise of stock options	111	6,405
Dividend distribution	(5,849)	(4,017)
Share repurchase program	—	(14,872)
Net cash used in financing activities	(5,763)	(12,830)
Change in cash and cash equivalents	(15,627)	(9,610)
Net cash and cash equivalents, beginning of period	72,466	97,277
Net cash and cash equivalents, end of period	$56,839	$87,667
Supplemental cash flow information
Cash payments for interest	$396	$345
Cash payments for income taxes, net of refunds	17,418	17,719
Property, plant and equipment accrued in accounts payable	1,920	9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the nine months ended September 30, 2015
Balances at January 1, 2015	38,949	$208,999	$268,627	$35,501	$513,127
Net loss	—	—	(55,644)	—	(55,644)
Dividends declared	—	—	(5,849)	—	(5,849)
Stock compensation related activity	57	2,615	—	—	2,615
Balances at September 30, 2015	39,006	$211,614	$207,134	$35,501	$454,249

For the nine months ended September 30, 2014
Balances at January 1, 2014	39,680	$224,666	$253,195	$35,501	$513,362
Net income	—	—	23,514	—	23,514
Dividends declared	—	—	(4,017)	—	(4,017)
Share repurchase	(717)	(14,872)	—	—	(14,872)
Stock compensation related activity	679	10,776	—	—	10,776
Balances at September 30, 2014	39,642	$220,570	$272,692	$35,501	$528,763

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission ("SEC").  Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").  You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited.  We derived the condensed consolidated balance sheet as of December 31, 2014 from the audited consolidated balance sheet filed in our 2014 Annual Report on Form 10-K.  The results of operations and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the operating results and cash flows to be achieved for the full year. In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations and cash flows, as applicable.

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

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$56,839	$56,839	$—	$—
Contingent earn-out obligation	$417	$—	$—	$417

Cash and cash equivalents approximated their fair value due to the short-term nature of the accounts.

The valuation of our contingent earn-out obligation (see further discussion in "Note 3") is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The discount rate used to calculate the contingent earn-out obligation is calculated by weighting our after-tax required returns on debt and equity by their respective percentages of total capital plus a certain premium. The return required by each class of investor reflects the rate of return investors would expect to earn on other investments of equivalent risk. We determined it would be appropriate to use a discounted rate equal to our weighted average cost of capital plus a 5% premium due to current market conditions. Performing a sensitivity analysis on the discount rate for the contingent earn-out obligation, we noted that the fair value would decrease approximately 6% to 7% for every 10% increase in the discount rate.

The table below presents a reconciliation of the fair value of our contingent earn-out obligation that use significant unobservable inputs (Level 3) (in thousands).

Balance at January 1, 2015	$1,014
Issuances	—
Settlements	—
Adjustments to fair value	(597)
Balance at September 30, 2015	$417

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. We did not recognize any impairments in the current quarter on those assets required to be measured at fair value on a nonrecurring basis.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires inventory not measured using either the last in, first out ("LIFO") or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted.  We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In May 2014, the FASB issued guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has approved a one-year deferral of the original effective date of this guidance and as a result it will be effective for fiscal years and interim periods beginning after December 15, 2017. The FASB's guidance would still allow entities to apply the new guidance as of the original effective date (for fiscal years and interim periods beginning after December 15, 2016). We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

Note 3—Business Combinations

On May 7, 2014, we purchased substantially all of the operating assets of Tech Field Services, LLC ("TFS") for total consideration of approximately $6.4 million, including $5.0 million of cash and $1.4 million of contingent earn-out obligations. TFS, established in 2006 in Magnolia, Texas, provides parts, maintenance and repairs for multiple top drive manufacturers, including TESCO top drive units. In addition to its core AMSS business, TFS offers hydraulic top drive rental units to customers. The acquired assets included four top drive rental units, parts inventory and various administrative assets. We allocated approximately $4.7 million of the purchase price to property, plant and equipment and intangible assets and approximately $1.7 million to goodwill in the Top Drive reporting unit.

Note 4—Details of Certain Accounts

At September 30, 2015 and December 31, 2014, prepaid and other current assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid taxes other than income taxes	$3,523	$4,168
Deposits	6,818	4,293
Prepaid insurance	1,265	3,481
Other prepaid expenses	4,712	6,237
Restricted cash	871	2,664
Deferred job costs	4,180	4,528
Non-trade receivables	945	1,503
	$22,314	$26,874

At September 30, 2015 and December 31, 2014, accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll and benefits	$13,188	$18,202
Accrued taxes other than income taxes	5,271	4,194
Other current liabilities	4,197	4,385
	$22,656	$26,781

Note 5—Inventories

At September 30, 2015 and December 31, 2014, inventories, net of reserves for excess and obsolete inventories of $6.5 million and $2.7 million, respectively, by major classification were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$82,083	$76,489
Work in progress	3,259	2,866
Finished goods	28,661	35,327
	$114,003	$114,682

Note 6—Property, Plant and Equipment

At September 30, 2015 and December 31, 2014, property, plant and equipment, at cost, by major classification were as follows (in thousands):

	September 30, 2015	December 31, 2014
Land, buildings and leaseholds	$27,711	$27,488
Drilling equipment	370,361	359,533
Manufacturing equipment	14,737	14,302
Office equipment and other	33,399	32,836
Capital work in progress	2,026	9,621
	448,234	443,780
Less: Accumulated depreciation	(264,263)	(241,275)
	$183,971	$202,505

Depreciation and amortization expense for the three and nine months ended September 30, 2015 and 2014 are included in our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales and services	$8,890	$9,778	$27,510	$28,450
Selling, general and administrative expense	524	631	1,636	2,048
	$9,414	$10,409	$29,146	$30,498

Sale of Operating Assets

When top drive units from our rental fleet are sold the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Top Drive segment.  No used top drives were sold during the three months ended September 30, 2015. During the nine months ended September 30, 2015, one used top drive was sold from our rental fleet with a net book value of $0.2 million. During the three and nine months ended September 30, 2014, one and four used top drives were sold from our rental fleet with a net book value of $0.7 million and $2.2 million, respectively.

Note 7—Warranties

Changes in our warranty reserves during the nine months ended September 30, 2015 were as follows (in thousands):

September 30, 2015
Balance as of January 1, 2015	$3,370
Charged to expense, net	1,471
Deductions	(2,228)
Balance as of September 30, 2015	$2,613

Note 8—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average number of shares outstanding	39,005	40,017	38,981	39,981
Dilutive effect of stock-based compensation	—	577	—	648
Diluted weighted average number of shares outstanding	39,005	40,594	38,981	40,629
Anti-dilutive options excluded from calculation due to exercise prices	—	203	—	370

There were approximately 218,000 and 239,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company is in a net loss position for the three and nine months ended September 30, 2015, respectively. The inclusion of the shares would be anti-dilutive.

Note 9—Income Taxes

TESCO is an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world.  Income taxes have been recorded based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax provision	$50	$3,557	$4,608	$13,512
Deferred tax provision	1,849	2,567	8,937	1,736
Income tax provision	$1,899	$6,124	$13,545	$15,248

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was (11)% and (32)% for the three and nine months ended September 30, 2015, respectively, compared to 45% and 39% for the same periods in 2014, respectively. The change for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, is primarily due to valuation allowances recorded against deferred tax assets in certain tax jurisdictions in which we conduct business. Valuation allowances recorded for the three and nine months ended September 30, 2015, were $5.6 million and $21.7 million, respectively.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including the implementation of feasible and prudent tax planning strategies, our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income which inherently requires significant assumptions and judgment.

During the nine months ended September 30, 2015, we decreased our accrual for uncertain tax positions by $0.5 million due to amounts that were effectively settled, of which $0.2 million decreased tax expense.

We have settled our audits by the Internal Revenue Service in the United States for the years ended December 31, 2011 and 2012 resulting in no material net tax expense adjustment.

Note 10—Long-Term Debt

At September 30, 2015 and December 31, 2014, long term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Capital leases	$—	$25
Current portion of long-term debt	—	(25)
Non-current portion of long-term debt	$—	$—

On October 16, 2011, as part of our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere") , we assumed $7.4 million of outstanding debt. During 2014, we paid off substantially all of the outstanding balances related to Premiere's capital leases and notes payable.

We entered into a credit agreement on April 27, 2012, to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the "Revolver"). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York.  We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in the aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower.  The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.  The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures and a fixed charge coverage ratio.  The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

At September 30, 2015, we had no outstanding borrowings under the Revolver and $2.7 million in letters of credit outstanding within the credit facility. Per the terms of our credit facility, and due to financial losses sustained during the continued industry downturn, there was $53.2 million in available borrowing capacity, down sharply from our overall capacity of $125 million. Continued losses will further limit access to funds under the Revolver. We were in compliance with our bank covenants at September 30, 2015.

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

Federal and State Unpaid Overtime Action: The Company is currently participating in an arbitration, based on the Company’s dispute resolution process, with 29 current and former employees (the "Employees") who had worked or are working in various states. The Employees claim that they are owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act ("FLSA") and the applicable state laws of various states, including New Mexico and Colorado. The case is assigned to a three-judge panel of arbitrators. The parties litigated the issue of whether or not a Rule 23 style opt-out class action is appropriate in this case and the arbitration panel has determined it is not appropriate for FLSA claims but is available for state law wage claims. On October 22, 2015, an arbitration panel certified the case as a class action. After the class is certified, discovery will begin. At September 30, 2015 and as of the date of this report we maintain an estimated reserve for potential exposure, which we consider adequate.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At September 30, 2015 and December 31, 2014, our total exposure under outstanding letters of credit was $6.5 million and $8.3 million, respectively.

At September 30, 2015, the accounts receivable balance included approximately $2.0 million of accounts receivable from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute. We continue to seek collection of this amount through an official dispute resolution process with the customer.  These receivables have not been reserved at September 30, 2015, as we believe the probable outcome of the dispute resolution process will be favorable.

Note 12—Segment Information

Business Segments

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our five business segments were: Top Drive, Tubular Services, Casing Drilling, Research and Engineering, and Corporate and Other. On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment, which consisted of the proprietary Casing Drilling technology. Our Top Drive segment is comprised of product sales, rental services and after-market sales and service.  Our Tubular Services segment includes land and offshore services augmented by sales of products, accessories and consumables for the casing running process.  Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services and pipe handling products development, including top drives. Our Corporate and Other segment includes executive management and several global support and compliance functions.

We measure the results of our business segments using, among other measures, each segment’s operating income, which includes certain corporate overhead allocations.  Overhead costs include field administration and operations support.  At a business segment level, we incur costs directly and indirectly associated with revenue.  Direct costs include expenditures specifically incurred for the generation of revenue, such as personnel costs on location or transportation, maintenance and repair and depreciation of our revenue-generating equipment.

Certain sales and marketing activities, financing activities, corporate general and administrative expenses, other (income) expense and income taxes are not allocated to our business segments.

Goodwill is allocated to the business segment to which it specifically relates.  Substantially all of our goodwill has been allocated to the Tubular Services segment, with a portion to the Top Drive segment for after-market sales and services.

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2015
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate & Other	Total
Revenue	$28,833	$32,564	$—	$—	$—	$61,397
Depreciation and amortization	1,988	6,321	—	3	1,102	9,414
Operating loss	(3,908)	(3,542)	—	(2,076)	(6,193)	(15,719)
Other expense						2,284
Loss before income taxes						$(18,003)

	Three Months Ended September 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate & Other	Total
Revenue	$87,696	$54,219	$31	$—	$—	$141,946
Depreciation and amortization	2,984	6,286	—	16	1,123	10,409
Operating income (loss)	18,897	9,258	(307)	(1,853)	(9,017)	16,978
Other expense						3,368
Income before income taxes						$13,610

	Nine Months Ended September 30, 2015
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate & Other	Total
Revenue	$120,184	$107,334	$—	$—	$—	$227,518
Depreciation and amortization	6,697	19,122	—	9	3,318	29,146
Operating loss	(2,172)	(4,334)	—	(6,985)	(21,584)	(35,075)
Other expense						7,024
Loss before income taxes						$(42,099)

	Nine Months Ended September 30, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate & Other	Total
Revenue	$238,668	$169,719	$63	$—	$—	$408,450
Depreciation and amortization	8,126	18,867	1	49	3,455	30,498
Operating income (loss)	48,867	31,410	(633)	(6,819)	(27,927)	44,898
Other expense						6,136
Income before income taxes						$38,762

Other Charges

In response to the continued downturn in the energy industry, and its corresponding impact on our business outlook, we continued certain cost rationalization efforts during the three months ended September 30, 2015. Accordingly, we recorded restructuring charges in continuing operations, primarily related to headcount reductions, of $1.7 million and $7.3 million for the three months and nine months ended September 30, 2015, respectively. The following table presents these charges and the related income statement classification to which the charges are included (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Income Statement Classification
Restructuring Costs
Top Drive	$727	$3,954	Cost of sales and services - Products
Tubular Services	524	2,496	Cost of sales and services - Services
Corporate and Other	428	800	Selling, general and administrative
	$1,679	$7,250

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the geographical region in which the product is initially employed.  Our revenue by geographic area for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Canada	$2,648	$45,024	$17,981	$124,071
United States	17,655	39,042	62,726	112,123
South America	15,875	20,163	47,667	66,166
Mexico	5,522	10,861	23,349	27,120
Asia Pacific	7,880	10,889	28,442	30,648
Europe, Africa and Middle East	10,122	11,828	38,225	35,765
Russia	1,695	4,139	9,128	12,557
Total	$61,397	$141,946	$227,518	$408,450

The physical location of our net property, plant and equipment by geographic area as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate, and Other	September 30, 2015
United States	$19,042	$31,527	$9,230	$59,799
Mexico	23,226	1,684	168	25,078
Europe, Africa and Middle East	7,439	19,583	2,947	29,969
Asia Pacific	6,379	15,895	785	23,059
Russia	16,003	334	9	16,346
South America	9,921	9,165	762	19,848
Canada	1,186	3,117	5,569	9,872
Total	$83,196	$81,305	$19,470	$183,971

	Top Drive	Tubular Services	Overhead, Corporate, and Other	December 31, 2014
United States	$17,128	$35,914	$10,180	$63,222
Mexico	26,925	2,002	387	29,314
Europe, Africa and Middle East	7,738	20,721	3,878	32,337
Asia Pacific	6,773	19,000	590	26,363
Russia	16,516	454	8	16,978
South America	10,047	9,496	740	20,283
Canada	2,904	5,245	5,859	14,008
Total	$88,031	$92,832	$21,642	$202,505

Major customers and credit risk

Our accounts receivable are principally with major exploration and production companies, oilfield services companies, drilling contractors and rig manufacturers and are subject to normal industry credit risks.  We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions.  Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions.  Many of our customers are located in regions that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect.  The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities.  Bad debt expense is included in selling, general and administrative expense in our consolidated statements of income. Since the decline in oil prices beginning in June 2014, we have seen an increasing number of companies in financial distress and several bankruptcies. However, we believe we have adequate controls in place to mitigate credit risk.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements.  Please see "Caution Regarding Forward-Looking Information; Risk Factors" above and "Risk Factors" in Part II, Item 1A below and in our 2014 Annual Report on Form 10-K, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview and Outlook

We are a global technology leader and provider of highly engineered solutions for drilling, servicing and completion of wells with facilities in North America, Europe, Russia, Latin America, Middle East and Asia Pacific. Our operations consist of top drive sales and rentals, after-market sales and services, tubular services, including related products and accessories sales, and pipe handling equipment sales.

Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flows of exploration and production companies and drilling contractors, which are affected by current and anticipated oil and gas prices.

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

•	Corporate and Other – including executive management and several global support and compliance functions.

On June 4, 2012, we completed the sale of substantially all of the assets of our Casing Drilling segment to the Schlumberger Group.

Business Environment

Our revenues are dependent on the number of worldwide oil and gas wells drilled, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, oil sanctions and global economics, among other things. The profitability of exploration and production companies and drilling contractors is affected by the current and anticipated prices of crude oil. Profitability is a key factor in their willingness to invest in new exploration and production activities which is reflected in rig and well counts.

Our business is dependent on both the rig count and well count. Rig count is an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil services industry.
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

Below is a table that shows the average rig count by region for the three and nine months ended September 30, 2015 and 2014:

	Three Month Average Rig Count(1)		Nine Month Average Rig Count(1)
	September 30,		September 30,
	2015	2014	2015	2014
U.S.	866	1,903	1,052	1,845
Canada	191	385	200	371
Latin America (includes Mexico)	318	406	331	403
Middle East (excludes Iran, Iraq, Syria and Sudan)	393	411	403	409
Asia Pacific (excludes China onshore)	217	256	224	254
Europe (excludes Russia)	109	148	119	144
Africa	95	126	111	134
Worldwide	2,189	3,635	2,440	3,560

Outlook

The effect and duration of oil and gas price downturns continues to be unpredictable. We began to see a decline in crude oil prices after the average West Texas Intermediate (WTI) and Brent reached highs of $107.95 and $115.19, respectively, in June 2014. The declines continued throughout the remainder of 2014, with WTI and Brent ending the year at $53.45 and $55.27, respectively. Despite modest recoveries during 2015, the spot prices of WTI and Brent at September 30, 2015 were $45.06 and $47.29, respectively. (2)

The price of crude oil directly affects exploration and production companies' profitability and, more importantly, their willingness to drill new wells. Consequently, we continue to see an overall decline in the number of new wells drilled and the average rig count throughout 2015. We believe that the market outlook for oilfield services remains challenging for the coming quarters as additional activity declines and further pricing pressure is expected. A long-term continued slowdown in drilling operations would adversely affect our business and results of operations. Though monitoring the commodity prices will be an indicator of movement in the market, the impact on the number of wells drilled and associated drilling rigs is the primary indicator of our ability to achieve desired results.

We have reacted aggressively to market conditions through restructuring and right-sizing efforts. We reduced our global workforce by an additional 5% during the three months ended September 30, 2015, resulting in a restructuring charge of $1.7 million. During the nine months ended September 30, 2015, global workforce reductions amounted to 19%, resulting in a restructuring charge of $7.3 million. In addition, we continued certain austerity measures and efforts to streamline our overhead and support structure initiated during the first quarter of 2015. We will continue to monitor the need for further restructuring efforts during the remainder of 2015 and beyond. Through these efforts we should be poised to return to profitability when market conditions improve. Moreover, we believe we are well positioned and should benefit from our strong balance sheet, liquidity, access to credit, global infrastructure, broad product and service offerings and installed base of equipment. As of September 30, 2015, we had $56.8 million in cash and cash equivalents, no long-term outstanding debt obligations, and access to $53.2 million in cash through our credit facility. In this challenging market, we remain focused on things within our control, including safety, our cost and resource base, the effective development of our technology and the quality and integrity of our products and services.

__________________________________

(1)
Source: Baker Hughes Incorporated worldwide rig count. The Baker Hughes North American Rotary Rig Count is a weekly census of the number of drilling rigs actively exploring for or developing oil or natural gas in the United States and Canada. The Baker Hughes International Rotary Rig Count is a monthly census of active drilling rigs exploring for or developing oil or natural gas outside North America (U.S. and Canada). To be counted as active, a rig must be on location and be drilling or 'turning to the right'. A rig is considered active from the moment the well is "spudded" until it reaches target depth. Rigs that are in transit from one location to another, rigging up or being used in non-drilling activities such as workovers, completions or production testing, are not counted as active.

(2)	Source: U.S. Energy Information Administration

The challenging economic conditions present potential opportunities in those regions in which we already maintain a presence. While we have transitioned from a primarily North American company to generating more revenue globally over the past few years, we believe our position in many of these foreign markets still leaves significant growth opportunities in spite of the current economic conditions. We plan to expand our service offerings in those areas in which we already have facilities and capital resources, and we are focusing on offering longer-term service contracts. We believe our global infrastructure provides the capacity to offer additional after-market sales and services without incurring significant additional capital expenditures to grow these markets. We believe this provides us with a competitive advantage. We plan to use our existing facilities as a base to promote our after-market sales and services to include long-term maintenance contracts, automated rig controls, equipment health monitoring services, and pipe handling automation. These services are also compatible with our competitors' top drives. We believe that top drives are at the point in their life-cycle where we will begin to see a steady increase in the need for service, maintenance and recertification.

Until recently, our tubular services business was primarily focused on onshore drilling. With land-based drilling consistently moving toward horizontal drilling, the value from automated casing running tools, specifically our CDS offering, has served as the foundation of our land-based expertise. Our customers have realized great benefit from the performance of our casing running tools, and our approach to developing new solutions has provided us with the opportunity to expand to offshore markets. We believe that there is a significant opportunity for growth in the offshore market, including the market for our automated tubular services and equipment. Our automated services require fewer people to operate, thereby reducing expense and promoting safety and service quality. We plan to use our offshore expertise gained in Indonesia, Saudi Arabia, the United States, Mexico and the North Sea to increase our offshore market share. In addition, offshore operations are long-term in nature and, therefore, less affected by short term swings in crude oil prices.

We plan to capitalize on growth opportunities, continue to invest in research and engineering related to our top drive and tubular services segments and continue to better integrate our products and service offerings with our customer's needs.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment revenue
Top Drive revenue
Sales	$5,436	$41,560	$36,948	$107,420
Rental Services	13,998	26,728	51,742	78,154
After-Market Sales and Services	9,399	19,408	31,494	53,094
	28,833	87,696	120,184	238,668
Tubular Services revenue
Land	$20,967	$39,107	$75,063	$118,629
Offshore	7,447	8,997	26,013	29,864
CDS, Parts, & Accessories	4,150	6,115	6,258	21,226
	32,564	54,219	107,334	169,719

Casing Drilling	$—	$31	$—	$63
Revenue	$61,397	$141,946	$227,518	$408,450

Segment operating income (loss)
Top Drive	$(3,908)	$18,897	$(2,172)	$48,867
Tubular Services	(3,542)	9,258	(4,334)	31,410
Casing Drilling	—	(307)	—	(633)
Research & Engineering	(2,076)	(1,853)	(6,985)	(6,819)
Corporate and Other	(6,193)	(9,017)	(21,584)	(27,927)
Operating income (loss)	$(15,719)	$16,978	$(35,075)	$44,898

Top Drive Segment

Revenues from our Top Drive segment are generated through top drive sales, rentals, after-market sales and service, and pipe handling equipment sales. Sales of top drives consist of new and used top drives and catwalks. Our rental fleet of top drives are mobile. We install the units on the customers' drill site and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating.

Our after-market sales and service consists of providing parts and servicing units. We provide these services for pipe handling equipment and both top drives we manufacture and selected models of our competitors. Prior to the second quarter of 2014, we only provided after-market sales and services for our proprietary equipment.

Q3 2015 as compared with Q3 2014

Sales
Revenues decreased by $36.1 million, or 87%, for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to a decrease in the number of units sold globally as a result of the decrease in demand, rig count, and crude oil prices compared to the prior year period. During the three months ended September 30, 2015, we sold a total of 5 new top drives as compared to 32 new top drives for the same period in 2014. We experienced a significant decrease in the number of top drives sold in North America based on current market conditions as well as in Russia due to the uncertainty surrounding economic and political issues. We did not sell any used top drives during the three months ended September 30, 2015 as compared to the sale of one used top drive unit for the same period in 2014 generating revenue of $1.0 million.

Rental Services
Revenues decreased by $12.7 million, or 48%, for the three months ended September 30, 2015 as compared to the same period in 2014. This decrease was a result of depressed market demand within the industry causing a 53% decrease in our utilization as compared to the same period in 2014.  For the three months ended September 30, 2015, utilization declined to 25% due to fewer operating days and fewer contracted units. The decrease in activity compounded with price compression primarily impacted our revenues in North America and Latin America.

After-Market Sales and Services
Revenues decreased by $10.0 million, or 52%, for the three months ended September 30, 2015 as compared to the same period in 2014. This decrease was primarily due to a decline in demand for parts and services in North America, Russia, and Latin America, accounting for 76%, 17% and 5%, respectively, of the total decline. With the decline in oil prices and consequential decrease in drilling activity, customers are choosing to defer non-critical services and consume their inventories rather than replenish them.

Operating Income
Top Drive operating income decreased by $22.8 million, or 121%, for the three months ended September 30, 2015 as compared to the same period of 2014, primarily due to a decline in revenues for each product offering related to current market conditions with respect to the significant drop in rig count, oil prices and overall demand for oil field services. The significant decline in our manufacturing activities led to an under absorption of manufacturing overhead and increased bottom line cost. For the three months ended September 30, 2015 the under absorption was $3.9 million, compared with an over absorption of $0.5 million for the same period of 2014. In addition, for the three months ended September 30, 2015 we recorded non-recurring items related to inventory reserves and restructuring costs of $2.2 million and $0.7 million, respectively.

YTD 2015 as compared with YTD 2014

Sales
Revenues decreased by $70.5 million, or 66%, for the nine months ended September 30, 2015 as compared to the same period of 2014, primarily due to a decrease in the number of units sold globally as a result of the decrease in demand, rig count and crude oil prices compared to the prior year. We experienced a significant decrease in the number of top drive units sold in North America based on current market conditions and in Russia due to the devaluation of the Ruble and uncertainty surrounding economic and political issues within the region. During the nine months ended September 30, 2015, we sold 29 new top drive units as compared to 84 new top drive units for the same period in 2014. In addition, we recognized revenue of $0.8 million related to the sale of one used top drive unit for the nine months ended September 30, 2015 as compared to revenue of $4.1 million from the sale of four used top drive units during the same period in 2014.

Rental Services
Revenues decreased by $26.4 million, or 34%, for the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease was a result of depressed market demand within the industry causing a 45% decrease in our utilization as compared to the same period in 2014.  For the nine months ended September 30, 2015, utilization declined to 29% due to fewer operating days and fewer contracted units. The decrease in activity compounded with price compression primarily impacted our revenues in North America, Russia and Latin America.

After-Market Sales and Services
Revenues decreased by $21.6 million, or 41%, for the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease was primarily due to a decline in demand for parts and services in North America, Latin America, and Russia, accounting for 78%, 10% and 9%, respectively, of the total decline. With the decline in oil prices and consequential decrease in drilling activity, customers are choosing to defer non-critical services and consume their inventories rather than replenish them.

Operating Income
Top Drive operating income decreased by $51.0 million, or 104%, for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to a decline in revenues for each product offering due to current market conditions which include a significant drop in rig count, declining oil prices, and overall demand for oil field services. The significant decline in our manufacturing activities led to an under absorption of manufacturing overhead and increased bottom line cost. For the nine months ended September 30, 2015, under absorption was $9.7 million compared with an over absorption of $1.8 million for the same period of 2014. In addition, for the nine months ended September 30, 2015 we recorded non-recurring items related to restructuring costs of $4.0 million.

Tubular Services Segment

We generate revenues in our Tubular Services segment from land and offshore services augmented by sales of products, accessories and consumables for the casing running process. We have made certain reclassifications to the product offerings in Tubular Services for clarity regarding the markets in which we operate and consistency with our long-term strategy to become a broad-based tubular service provider. Our services include personnel and equipment, including the CDSTM, power tongs, pick-up/lay-down units, torque monitoring services, and connection testing services for new well completion and in work-over or re-entry operations. Our product sales include the CDSTM system, down-well consumables, and other non-consumable parts. As of June 4, 2015, following the expiration of a non-compete contract provision entered into during the sale of the Casing Drilling business to the Schlumberger Group in 2012, this segment is able to pursue and perform work that involves drilling on an oil or gas well using standard well casing pipe.

Q3 2015 as compared with Q3 2014

Land
Revenues decreased by $18.1 million, or 46%, for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to decreased activity and demand in North America and Latin America, which contributed 65% and 17% of the overall decrease, respectively.

Offshore
Revenues decreased by $1.6 million, or 17%, for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to fewer offshore jobs being performed in Asia Pacific. Offshore revenue in North America offset this variance as our mix of services performed during the quarter shifted towards higher revenue-generating deepwater services as compared to 2014.

CDS, Parts, & Accessories
Revenues decreased by $2.0 million, or 32%, for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to customers postponing capital expenditures in light of the decline in oil prices and overall reduction in operating rigs. Revenue for CDS™ equipment sales was $3.3 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in revenues related to parts and accessories is primarily a result of fewer land-based and offshore tubular services jobs during 2015 primarily in North America and Latin America.

Operating Income
Tubular Services operating income decreased by $12.8 million, or 138%, for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to a reduction in revenue due to lower activity and price compression. Contributors to the total decline were North America, Asia Pacific, and Latin America of 42%, 31% and 24%, respectively. In addition, for the three months ended September 30, 2015 we recorded non-recurring items related to inventory reserves and restructuring costs of $0.6 million and $0.5 million, respectively.

YTD 2015 as compared with YTD 2014

Land
Revenues decreased by $43.6 million, or 37%, for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to decreased activity and demand in North America and Latin America, of 70% and 16%, respectively. In North America, the decrease in rig count and overall activity resulted in half the number of jobs being performed during the nine months ended September 30, 2015 as compared to the same period in 2014. Additionally, oil prices and tubular services competition compressed prices. The decrease in revenue for Latin America was primarily due to a decrease in the number of jobs performed.

Offshore
Revenues decreased by $3.9 million, or 13%, for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to a decrease in the number of offshore jobs performed in Asia Pacific. Additionally, a one-off job performed during 2014 in Europe exaggerates the unfavorable variance when compared against the same period in 2015. Offshore revenues in North America offset these variances as our mix of services performed shifted towards higher revenue generating deep water services as compared to 2014.

CDS, Parts, & Accessories
Revenues decreased by $15.0 million, or 71%, for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to customers postponing capital expenditures in light of the decline in oil prices and overall reduction in operating rigs. Revenue for CDS™ equipment sales was $3.3 million for the nine months ended September 30, 2015, compared to $11.8 million of sales during the same period in 2014. The decrease in revenues related to parts and accessories is tied to the decrease in land-based and offshore tubular services jobs during 2015 primarily in North America.

Operating Income
Tubular Services operating income decreased by $35.7 million, or 114%, for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to a reduction in revenues of $62.4 million for the same period. Contributors to the total decline were North America, Latin America and Asia Pacific of 46%, 26% and 19%, respectively. In addition, for the nine months ended September 30, 2015 we recorded non-recurring items related to restructuring costs of 2.5 million.

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

Research and Engineering Segment

We are a technology-based company deploying new technologies to increase the degree of rig automation and mechanization and to enhance our field operations. We are working aggressively to drive a more definitive integration between the drilling rig and tubular services technology. We continue to invest in our research and engineering in order to continually develop, commercialize and enhance our proprietary products relating to our current product offerings and new technologies in development.

Q3 2015 as compared with Q3 2014

Operating expenses increased by $0.2 million, or 12%, during the three months ended September 30, 2015 as compared to the same period in 2014 due to increased spending on material, equipment and labor utilized in new product development.

YTD 2015 as compared with YTD 2014

Operating expenses increased by $0.2 million, or 2%, during the nine months ended September 30, 2015 as compared to the same period in 2014 due to increased spending on material, equipment and labor utilized in new product development.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses and certain selling and marketing expenses.  Corporate and other expenses as a percentage of revenues was 10% and 6% for the three months ended September 30, 2015 and 2014, respectively.

Q3 2015 as compared with Q3 2014

Operating expenses decreased by $2.8 million, or 31%, during the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to cost rationalization measures implemented in 2015. The benefits of these cost saving measures impacted personnel cost and various discretionary spending accounts.

YTD 2015 as compared with YTD 2014

Operating expenses decreased by $6.3 million, or 23%, during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to cost saving measures implemented in 2015. The benefits of these cost saving measures are visible primarily in personnel cost and various discretionary spending accounts.

Other Expenses

Below is a detail of expenses that are not allocated to segments for the three and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$271	$219	$843	$855
Interest income	(56)	(25)	(96)	(110)
Foreign exchange losses	1,951	3,074	6,506	5,284
Other expense (income)	118	100	(229)	107
Income (loss) before taxes	$(18,003)	$13,610	$(42,099)	$38,762
Income tax provision	1,899	6,124	13,545	15,248
Net Income (loss)	$(19,902)	$7,486	$(55,644)	23,514

Q3 2015 as compared with Q3 2014

Interest Expense
Interest expense during the three months ended September 30, 2015 was consistent with the same period in 2014.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates which impact income. Foreign exchange losses decreased by $1.1 million, or 37%, during the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to currency movements and changes in the net monetary asset base in Argentina and Colombia.

Other Expenses (Income)
Other Income during the three months ended September 30, 2015 was consistent with the same period in 2014.

Income Tax Provision
Our income tax provision decreased by $4.2 million, or 69%, for the three months ended September 30, 2015 as compared to the same period in 2014. Our effective tax rates were (11)% and 45% for the three months ended September 30, 2015 and 2014, respectively. The change for the three months ended September 30, 2015, as compared to the same period in 2014, is primarily due to valuation allowances recorded against deferred tax assets in certain tax jurisdictions in which we conduct business. Valuation allowances recorded during the three months ended September 30, 2015 were $5.6 million.

YTD 2015 as compared with YTD 2014

Interest Expense
Interest expense during the nine months ended September 30, 2015 was consistent with the same period in 2014.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates which impact income. Foreign exchange losses increased by $1.2 million, or 23%, during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to exchange losses based upon currency movements and changes in the net monetary asset base in Argentina, Colombia, Venezuela and Mexico.

Other Expenses (Income)
Other income increased by $0.3 million or 314%, during the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to the favorable fair market value adjustment recorded in 2015 for the contingent earn-out obligation related to the acquisition of TFS. For further discussion of this acquisition and adjustment, see Part 1, Item 1, "Financial Statements, Note 1 and Note 3", respectively, included in this Report.

Income Tax Provision
Our income tax provision decreased by $1.7 million, or 11%, for the nine months ended September 30, 2015 as compared to the same period in 2014. Our effective tax rates were (32)% and 39% for the nine months ended September 30, 2015 and 2014, respectively. The change for the nine months ended September 30, 2015, as compared to the same period in 2014, is primarily due to valuation allowances recorded against deferred tax assets in certain tax jurisdictions in which we conduct business. Valuation allowances recorded during the nine months ended September 30, 2015 were $21.7 million.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our $125 million revolving credit facility. Available borrowing under the Revolver was $53.2 million at September 30, 2015, down from $121.2 million as of December 31, 2014, due to the terms of the Revolver that tie borrowing capacity to operating results. Sustained losses will further limit access to funds under the Revolver. Despite this reduction in available borrowings, we believe our financial position remains strong, with resources sufficient to execute our strategy.

"Net Cash" is a non-GAAP measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe Net Cash is a meaningful measure that will assist investors in understanding our results and recognizing underlying trends. Net Cash should not be considered as an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

The following is a reconciliation of our cash and cash equivalents to Net Cash as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$56,839	$72,466
Current portion of long term debt	—	(25)
Long term debt	—	—
Net Cash	$56,839	$72,441

The following table summarizes our Net Cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in) operating activities	$(133)	$37,054
Cash used in investing activities	(9,731)	(33,834)
Cash used in financing activities	(5,763)	(12,830)
Decrease in cash and equivalents	$(15,627)	$(9,610)

Certain sources and uses of cash, such as the level of discretionary capital expenditures, the issuance and repayment of debt, and the payment of dividends are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with Part I, Item 1, "Financial Statements" included in this Report.

Operating Activities
Net cash provided by operating activities is our primary source of capital and liquidity.  Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2015 as compared to net cash provided by operating activities of $37.1 million for the same period in 2014.  The decrease in net cash used in operating activities was due primarily to the results of our operations, cash inflows from decreasing receivables, offset by one time retirement and transition bonus payments to the former CEO, cash tax payments and decreasing accounts payable.

Investing Activities
Net cash used in investing activities was $9.7 million during the nine months ended September 30, 2015 as compared to $33.8 million during the same period in 2014. We used cash for capital expenditures during the nine months ended September 30, 2015 and 2014 of $12.3 million and $33.0 million, respectively. We received proceeds of $0.8 million and $4.1 million from the sale of operating assets for the nine months ended September 30, 2015 and 2014, respectively.

Capital expenditures during the nine months ended September 30, 2015 were primarily related to orders raised in 2014, yet received and paid during 2015. We expect our capital expenditures to significantly decrease in line with current market conditions.

Financing Activities
Net cash used in financing activities was $5.8 million during the nine months ended September 30, 2015 as compared to $12.8 million of net cash used for the same period in 2014. During the nine months ended September 30, 2015 and 2014, we received $0.1 million and $6.4 million in proceeds from the exercise of stock options, respectively. This was offset by cash dividends of $5.8 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit noted below, and future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Annual Report on Form 10-K.

Manufacturing Purchase Commitments
Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have decreased from $23.2 million as of December 31, 2014 to $7.9 million as of September 30, 2015.  This decrease of $15.3 million, or 66%, is driven primarily by the receipt of fewer orders from customers and the cancellation of prior orders with vendors due to declining oil prices during the last quarter of 2014 and continuing through 2015.

Letters of Credit
We enter into letters of credit in the ordinary course of business. The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our credit facility. As of September 30, 2015, we had outstanding letters of credit of approximately $6.5 million, of which $2.7 million is outstanding under our revolving credit facility, with a remaining available credit line of $53.2 million.  We were in compliance with our bank covenants as of September 30, 2015.  For further discussion on our credit facility, see Part I, Item 1, "Financial Statements, Note 10" included in this Report.

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

In accordance with our critical accounting policies, we conduct impairment testing of our goodwill annually and when events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. In the three months ended September 30, 2015, we identified indicators, such as the decline in the market value of our stock and the projected declines in utilization, that the fair value of our goodwill could have fallen below its carrying amount, and as a result, we performed an interim goodwill impairment test. Although we concluded that our goodwill was not impaired as of September 30,

2015, we determined that our reporting unit was at risk of failing the first step of our goodwill impairment test. If the market value of our stock declines or if we experience increasingly unfavorable changes to actual or anticipated market conditions or to other impairment indicators, any of which may result in the fair value of our reporting unit falling below its carrying amount, we may be required to recognize losses on impairment of goodwill in the near future.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure. As of September 30, 2015, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).

As more fully disclosed in our Annual Report Form 10-K for the year ended December 31, 2014, we previously identified a material weakness in our internal controls over foreign currency calculations impacting unrealized foreign currency exchange adjustments, depreciation and cost of goods sold. This weakness contributed to the revision of our previously issued financial statements for 2012 and 2013. This material weakness has not been remediated at September 30, 2015.

In connection with the preparation of our financial statements for the three months ended September 30, 2015, we performed additional procedures, which included detailed calculations of foreign exchange and a high level reasonableness analysis that involved several levels of review. In addition, we continued to strengthen our internal controls over foreign currency calculations. We have standardized our process and format for the manual calculation, trained worldwide accounting personnel, and implemented formal review procedures.

Ongoing efforts to remediate the material weakness also include the development and implementation of technological solutions to eliminate the manual calculation process. During the nine months ended September 30, 2015, the development of some of the solutions have been completed, tested, and implemented. Certain other solutions remain in the user acceptance testing phase and are expected to be fully functional during the following period. We expect these solutions to result in the full remediation of the material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2015

TESCO CORPORATION

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 6, 2015

TESCO CORPORATION

	By:	/s/ THOMAS B SLOAN
Thomas B Sloan, Vice President and Corporate Controller (Principal Accounting Officer)
Date:	November 6, 2015

EXHIBIT INDEX

Exhibit No.	Description
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

32**
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation and Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________________

*	Incorporated by reference

**	Furnished herewith