Form 10-K
period 2015-12-31
TESCO CORP
filed 2016-03-04
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2015 was $209,515,688 based upon the last sales price reported for such date on the NASDAQ Stock Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 30, 2015 have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of Common Stock outstanding as of February 29, 2016: 39,269,721.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I

This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this "Report") contains "forward-looking statements" within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate", "believe," "expect", "plan," "goal," "seek," "strategy," "future," "intend," "forecast," "target," "project," "likely," "may," "will," "should," "could," "estimate," "predict" or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events, trends, the economy and other future conditions. The forward-looking statements in this Report are made as of the date it was issued. We do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations and anticipations, estimates and intentions expressed in such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Item 1. Business

General

In this Report the terms "Tesco Corporation," "we," "us," "our," or "the Company," refers to Tesco Corporation and all of its subsidiaries.

Tesco Corporation was organized under the laws of Alberta, Canada on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation.  The Company’s principal executive offices are located at 11330 Clay Road, Suite 350, Houston, Texas 77041, its telephone number is 713-359-7000 and its internet web address is www.tescocorp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge on our internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission ("SEC"). The Company’s Code of Business Conduct and Ethics is also posted on our website. The company’s common stock is traded on the NASDAQ stock exchange under the symbol "TESO".

We are a global leader in the design, assembly and service delivery of technology-based solutions for the upstream energy industry with global operations.  With a strong commitment to in-house research and engineering, we seek to change the way wells are drilled by delivering safer and more efficient solutions that add real value by reducing the costs of drilling for, and producing, oil and natural gas.  Our product and service offerings consist mainly of equipment sales and services to drilling contractors and exploration and production companies throughout the world.

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

We primarily assemble top drives based upon our proprietary designs, which are used in drilling operations to rotate the drill string and/or casing while suspended from the derrick above the rig floor. Our top drives offer portability and flexibility, permitting drilling companies to utilize the top drive for drilling all or any portion of a well. We offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 750 tons. Our systems require fewer people in the drilling process than those involved with conventional kelly drilling with rotary table. With each top drive we sell, we offer installation and support services, including training.

We offer six distinct series of top drive systems, using either hydraulic, induction alternating current ("AC"), or permanent magnet AC technology. We believe that we are an industry leader in the development and provision of both portable and permanently installed top drive systems.  Our designs and technology provide very high power density, allowing for a high power to weight ratio.  We use AC induction technology and late generation power electronics throughout our entire line up of electric top drives, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base. Our EMI top drive units are available with 150 to 250 ton load path configurations. We also developed our EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 to 400 tons and generates 600 horsepower. In 2015, an 800 horsepower version of the EXI was released, available in both 350 and 400 ton load path configurations. The ESI is our latest model, which has a load path rating of 500 to 750 tons and generates 1,000 to 1,350 horsepower. The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance. The HXI machine has a load path rating of 150 to 250 tons and is driven by a 700 horsepower self-contained diesel-driven hydraulic power unit.

In addition to our top drive sales, we maintain a fleet of 124 top drives and four catwalks deployed strategically throughout the world that we rent on a day-rate basis for land and offshore drilling rigs. Our rental fleet is highly transportable, offers a range of systems that can be installed in practically any mast configuration, including workover rigs, and are mobilized to meet the needs of our customers. Our rental fleet is composed principally of hydraulically powered top drive systems, with power ratings of 475 to 1,205 horsepower and load path ratings of 150 to 650 tons, each equipped with its own independent diesel engine driven hydraulic power unit.  This unique combination permits a high level of portability and installation flexibility. We currently maintain top drive rental units in Latin America, the United States, Canada, Russia, Asia-Pacific, Europe and the Middle East. In 2014, we added catwalk rental units to our offering.

We also provide after-market sales and services to our installed customer base through our facilities around the globe.  Our service offerings include initial rig up and training for our sold units and recertification and repair of our units. In 2014, we extended our after-market support beyond our own equipment to service competitor brand top drives and other automated pipe handling equipment. Entry into this market was primarily at the request of our current customer base with mixed fleets and represents a significant growth opportunity for us. We maintain regional stocks of high-demand parts in order to expedite top quality, original replacement parts for top drive systems. Our highly experienced field personnel are responsible for the rig up and installation of most units, which includes both rental units and customer-owned units. Our personnel also provide onsite training and top drive supervision. In addition, our technicians are available to perform work under ongoing maintenance and fleet management contracts.

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

We estimate that approximately 60% to 70% of land drilling rigs drilling deviated and horizontal wells are currently equipped with top drive systems, including Russia, China and India, where a lower number of rigs operate with top drives today. By contrast, we estimate that approximately 95% of offshore rigs are equipped with top drives. We were the first top drive manufacturer to provide portable top drives for land drilling rigs. We believe that significant land-based market potential exists for our top drive drilling system technology, including both portable and permanently installed applications. Further, when many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we see the development of a conversion market, which provides an important opportunity for us. In addition, the current technology demand associated with complex drilling is driving the demand for newer more capable Top Drives to replace older existing equipment.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. ("NOV") and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd.  In addition, low-cost manufacturers, notably from China, have entered the market in recent years. We believe that we have the second largest installed base and are the number two global provider of top drives, following NOV.  Of the three major top drive system providers, we believe that we maintain the largest fleet of assets solely for rental purposes. Competition in our industry in the sale of top drive systems takes place primarily on the basis of the features and capacities of the equipment, the quality of the services and technical support offered, delivery lead time, and price.

Backlog

Historically we have reported top drive sales backlog as a fair indicator of how our business is impacted by the global macro-economic environment. In the current environment, however, we are experiencing top drive sales that were not previously part of reported backlog as customer’s willingness to commit to long lead time purchases diminishes. For that reason, we maintain a supply of finished goods top drives to rapidly satisfy top drive demand.

We consider a product sales order as backlog when the customer has signed a purchase contract, submitted the purchase order and, if required by the purchase agreement, paid a deposit. Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly, or job rates. Accordingly, we have no backlog for services.

Our top drive sales backlog at December 31, 2015 was eight units with a total potential revenue value of $7.2 million, compared to 33 units with a total potential revenue value of $35.5 million at December 31, 2014. The backlog revenue varies depending on the product mix and the scope of the equipment supplied.

We have the ability to expand or contract our top drive assembly capacity to meet current and expected customer demand. In the past, we contracted our assembly operations substantially in response to market conditions and later, when conditions improved, we expanded them to meet demand.

In 2014, we initiated the sale of automated Catwalks. Catwalks are used to deliver pipe from the pipe racking systems at ground level into the rig floor in an automated manner. Catwalks work in conjunction with the Top Drives and our CDSTM to automate the pipe movement around the rig floor, minimizing the risks and eliminating the need for pipe manipulation by people. Our primary competitors for the sale of our Catwalks product line are Forum Energy Technologies, Canrig Drilling Technology Ltd. and NOV.

Tubular Services segment

Our Tubular Services segment includes a suite of automated offerings, as well as conventional casing and tubing running services for both onshore and offshore markets. These services are typically contracted on a call-out basis. Casing is steel pipe that is installed in oil, natural gas, or geothermal wells to maintain the pressure and structural integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata and provide structural support of the wellhead and other casing and tubing strings in the well. Most operators and drilling contractors install casing and tubing using service companies, like ours, that use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings of various sizes installed.  These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications.

Our patented Casing Drive System ("CDSTM") is a tool which facilitates running, reaming and drilling casing into a well bore on most rigs equipped with a top drive.  This tool offers improved safety and efficiency over traditional methods by eliminating operations that are associated with high risk of personal injury. It also increases the likelihood that the casing can be run to casing point on the first attempt, offers the ability to simultaneously rotate and reciprocate the casing string as required while circulating drilling fluid and requires fewer people on the rig for casing running operations than traditional methods.

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

Our conventional service offerings provide automated and manual equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services and connection testing services for new well construction and in work-over and re-entry operations.

Markets and Competition

Our Tubular Services customers primarily consist of oil and natural gas operating companies, including major and independent companies, national oil companies and, on occasion, other service companies, particularly those providing integrated project management services to operating companies that under these projects have contractual obligations to provide tubular running and handling services. Demand for our tubular services strongly depends upon capital spending of oil and natural gas companies, the actual number of wells drilled by these companies and the complexity of the wells drilled.

The tubular services market consists generally of very few large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. The largest global competitors in this market are Weatherford International, Ltd., Franks International, Inc. and Baker Hughes Incorporated.  Competition takes place primarily on the basis of safety, service quality, utility and quality of the equipment provided, the proximity of the service provider and equipment to the work site and price. We leverage our existing global infrastructure to maintain a competitive tubular service business that is able to respond to customer needs in most regions of the world. We believe that the demand for our proprietary automated tubular services will increase as non-conventional drilling technologies such as directional and horizontal drilling are more frequently implemented in new wells being drilled.

While we are aware of competitive technology similar to our CDSTM tool, we believe that we continue to be a market leader in this technology.  Our CDSTM system is easily and quickly installed on any top drive system and we offer skilled and trained personnel at the field level who have specialized knowledge of top drive drilling system operations.

Casing Drilling segment

On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to subsidiaries of Schlumberger Ltd. For detailed discussion of this matter, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 2" included in this Report.

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

Research and Engineering segment

As a technology-driven company, we continue to invest significantly in research and development activities, primarily related to the further development and enhancement of our automated product offerings. We hold rights, through patents and patent license agreements, to patented and/or patent pending technologies for certain innovations that we believe will have application to our core businesses. We pursue patent protection in appropriate jurisdictions including, but not limited to, the United States, Canada and Europe, where we believe our innovations could have significant potential application to our core businesses. Our patent portfolio currently includes 146 issued patents, comprised of 64 U.S. and 82 foreign patents, and 125 pending patent applications, comprised of 39 U.S. and 86 foreign patent applications. We generally retain all intellectual property rights to our technology through non-disclosure and technology ownership agreements with our employees, suppliers, consultants and other third parties with whom we do business.

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

We historically invest the equivalent to 1.5% to 2.0% of our revenue in research and engineering activities annually. We expect to continue to invest in the development, commercialization and enhancements of proprietary technologies.

Corporate and Other

The Corporate and Other segment consists of expense at the corporate level, which includes executive management, general and administrative costs, selling, marketing and other expenses that are not directly related to or allocated down to other segments in our internal reporting.

Financial Information About Geographic Areas

Our Top Drive and Tubular Services businesses are distributed globally. For the information of our property, plant and equipment by business segment and geographic area at December 31, 2015, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 15" included in this Report. The following table presents our revenue by segment and geographic areas for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	United States and Canada		International		Total
	Revenue	%	Revenue	%
Top Drive
2015	$45,791	31%	$99,917	69%	$145,708
2014	139,100	44%	179,686	56%	318,786
2013	88,128	28%	223,442	72%	311,570
Tubular Services
2015	$54,723	41%	$79,307	59%	$134,030
2014	106,600	48%	117,542	52%	224,142
2013	109,004	51%	103,667	49%	212,671
Casing Drilling(1)
2014	$63	100%	$—	—%	$63
2013	624	100%	—	—%	624
__________________________________

(1)
On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to the Schlumberger Group. For detailed discussion of this matter, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 3" included in this Report.

Procurement of Materials and Supplies

We believe that materials and components used in our servicing and assembly operations and purchased for sales are generally available from multiple sources. The prices paid by us for our raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates and the general level of activity within the industry. For a discussion of the procurement of materials and supplies, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 15" included in this Report.

Seasonality

Our business is subject to seasonal cycles associated with winter-only, summer-only, dry-season, or regulatory-based access to drilling locations. The most significant of these occur in Canada and Russia. Traditionally, the first and fourth calendar quarters of each year are the busiest, as the contractor fleet can access drilling locations that are only accessible when frozen. As of December 31, 2015, approximately 16% of our top drive rental fleet was located in Canada and Russia.

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

No single customer accounted for 10% or more of our consolidated revenue in the years ended December 31, 2015 and 2014. However, one customer accounted for approximately 10% of our consolidated revenue during the year ended December 31, 2013.

Employees

As of December 31, 2015, the total number of our employees worldwide was 1,594. We believe that we have a good relationship with our employees. We seek to maintain a high level of employee satisfaction and we believe our employee compensation systems are competitive. Approximately 11% of our employees are subject to union contracts, primarily where required by local regulations. As of February 29, 2016 the total number of our employees worldwide is approximately 1,416.

Trademarks

We own various trademarks that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. A list of our trademarks and the countries in which they are registered is presented below:

Trademark	Country of Registration
TESCO®	United States, Canada, European Union, China, Ukraine, Kazakhstan
Casing Drive System™	United States, Canada
CDS™	United States, Canada
Multiple Control Line Running System™	United States, Canada
MCLRS™	United States, Canada
OCSET™	Ukraine, Kazakhstan
MLT™	United States
TESCO DESIGN™	United States
Tescosity™	United States
TescoCorp	China

Item 1A. Risk Factors

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

We operate in an environment that involves a number of significant risks and uncertainties. We caution you to read the following risk factors, which have affected, and/or in the future could affect, our business, prospects, operating results and financial condition. The risks described below include forward-looking statements, and actual events and our actual results may differ materially from these forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business, prospects, operating results and financial condition. Furthermore, additional risks and uncertainties are described under other captions in this Report and should also be considered by our investors.

Risks associated with the oil and natural gas industry

The decline of the price of oil has negatively impacted our business and continued depressed prices of oil and natural gas would continue to negatively impact our business.

Reduction in the prices of oil and natural gas impact the level of drilling activity by our customers and potential customers. The prices are primarily determined by supply, demand, government regulations relating to oil and natural gas production and processing and international political events, none of which can be accurately predicted. In times of declining activity, not only is there less opportunity for us to sell our products and services but there is increased competitive pressure that tends to reduce our prices and, therefore, our margins.

Beginning in the second half of 2014 and continuing through 2015 crude oil prices declined significantly. Moreover, 2016 began with another sharp decline in prices, with West Texas Intermediate ("WTI") dropping as low as $26.19 per barrel before recovering slightly. Commodity prices are expected to remain depressed for the foreseeable future. Accordingly, we anticipate 2016 will be a challenging year for us, as many of our customers reduce their operating budgets beyond reductions experienced in 2015. We expect limited activity in 2016 coupled with pricing pressures that will impact our revenue and operating margins. A continuing environment of depressed oil and natural gas prices would reduce the immediate levels of exploration, development and production activity which would have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. An extended reduction in oil and natural gas prices or continued trends of drilling activity as seen today would require us to record asset impairments. Such a potential impairment charge may have a material adverse impact on our operating results. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Certain equipment and processes are used by us and other companies in the oil and natural gas industry during the delivery of oilfield services in hostile environments, such as exploration, development and production applications. An accident or a failure of a product or process could cause personal injury, loss of life, damage to property, equipment, or the environment and suspension of operations. Our insurance may not protect us against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Substantial claims made under our policies could cause our premiums to increase. Any future damages caused by our products that are not covered by insurance, or are in excess of policy limits or are subject to substantial deductibles, could adversely affect our financial condition, results of operations and cash flows.

Possible legislation and regulations related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

Foreign, federal, state and local authorities and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas ("GHG") emissions. In addition, climate change legislation is periodically considered in the United States Congress, and foreign jurisdictions are also considering the need to address climate changes by legislation or regulation. Several regional GHG initiatives have formed which may require reporting or development of cap and trade programs. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations. Additionally, federal and/or state legislation to reduce the effects of GHG may potentially have a direct or indirect adverse effect on our operations, including the possible imposition on us and/or our customers of additional operational costs due to carbon emissions generated by oil and natural gas related activities. Finally, our business could be negatively affected by climate change-related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts on our ability to conduct operations and/or disruption of our customers’ operations.

Onshore oil and natural gas operations could be adversely impacted by changes in, and compliance with, restrictions or regulations on onshore drilling in the United States and in other areas around the world which may adversely affect our business and operating results.

New federal and state legislation regulating hydraulic fracturing may result in increased costs to drill, complete and operate wells, as well as delays in obtaining permits to drill wells all of which could negatively impact our clients and thereby our business and operating results. If legislation is passed to ban hydraulic fracturing, the number of wells drilled in the future could drop dramatically and the economic performance of those drilled would be negatively affected. Local authorities have also instituted restrictions to hydraulic fracturing operations which could result in negative impacts to our business.

Any significant consolidation or loss of end-user customers could have an impact on our business.

Exploration and production company operators and drilling contractors have undergone substantial consolidation in recent years and additional consolidation is probable. Also, many oil and natural gas properties could be transferred over time to different potential customers.

Consolidation of drilling contractors would result in fewer end-users for our products and could result in the combined contractor standardizing its equipment preferences in favor of a competitor’s products.

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

We may encounter resource constraints, cash and credit constraints, technical barriers, or other difficulties that would delay introduction of new products and services in the future. Our competitors may introduce new products or obtain patents before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial applications.

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

An extended deterioration in the global economic environment may impact fundamentals that are critical to our industry, such as the global demand for, and consumption of, oil and natural gas. Reduced demand for oil and natural gas generally results in lower oil and natural gas prices and prolonged weakness in the economy could impact the economics of planned drilling projects, resulting in curtailment, reduction, delay or postponement for an indeterminate period of time. Furthermore, an extended deterioration in the political environment in countries where we operate or that produce significant supply of the world’s demand for oil may also impact fundamentals that are critical to our industry, such as the global supply of oil and natural gas. Constraints in the global supply of oil caused by political turmoil in any of the large oil-producing countries of the world could significantly increase oil and natural gas prices while the removal of such constraints could significantly decrease oil and natural gas prices for an indeterminate period of time. Such volatility in oil and natural gas prices could negatively impact the world economy and our industry.  Any long-term reduction in oil and natural gas prices will reduce oil and natural gas drilling and production activity and result in a corresponding decline in the demand for our products and services, which could adversely affect the demand for sales, rentals or services of our top drive units and for our tubular services. These reductions could adversely affect the future net realizability of assets, including inventory, fixed assets and other intangible assets.

We are exposed to risks associated with the financial markets.

While we intend to finance our operations with existing cash and cash flow from operations, we may require additional financing to support our operations and fund our growth. If any of the significant lenders, insurance companies, or other financial institutions are unable to perform their obligations under our credit agreements, insurance policies, or other contracts, and we are unable to find suitable replacements on acceptable terms as a result of recent credit disruptions or otherwise, our results of operations, liquidity and cash flows could be adversely affected.

Many of our customers access the credit markets to finance their oil and natural gas drilling and production activity. The inability of these parties to obtain financing on acceptable terms, due to credit disruptions or otherwise, could impair their ability to perform under their agreements with us and lead to various negative effects on us, including business disruption, decreased revenue and increases in bad debt write-offs. A sustained decline in the financial stability of our customers would have a material adverse impact on our business and results of operations.

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

A portion of our business involves the movement of people, parts and supplies to or from foreign locations. Any restrictions on travel or shipments to and from foreign locations, due to the occurrence of natural disasters such as earthquakes, floods, or hurricanes; or an epidemic or outbreak of diseases, in these locations, could significantly disrupt our operations and decrease our ability to provide services to our customers. In addition, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services to our customers.

Our operations are subject to political and economic instability and risk of government action that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

While diversification is desirable, it can expose us to risks related to cultural, political and economic factors of foreign jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks. Such risks include the following:

•	loss of revenue, property and equipment as a result of hazards such as wars, insurrection and other instances of political and economic instability;

•	the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems;

•	changes or interpretations in laws, regulations and policies of foreign governments, including those associated with changes in the governing parties, nationalization and expropriation;

•	protracted delays in securing government consents, permits, licenses, or other regulatory approvals necessary to conduct our operations; and

•	protracted delays in the collection of accounts receivable due to economic, political and civil instabilities.

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

Due to unsettled political conditions in many oil-producing countries, our operations, revenue and profits are subject to adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. These and other risks described above could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to: Argentina, Colombia, Egypt, Indonesia, Iraq, Mexico and Russia. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. The continuance of our sales to customers, and our operations, in Russia and the region are uncertain if existing sanctions are amended or otherwise expanded. Continued political instability, deteriorating macroeconomic conditions, the implementation of additional economic sanctions that restrict our ability to do business and actual or threatened military action in the region could have a material adverse effect on our operations in the region and on the result of operations of our Top Drive segment.

Cybersecurity incidents could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are also subject to the risk of information technology disruptions. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We believe that we have implemented appropriate measures to mitigate potential risks to our technology and our operations from these information technology disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Risks associated with our business

We have been party to patent infringement claims and we may not be able to protect or enforce our intellectual property rights.

Some of our products and the processes used to produce them have been granted U.S. and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted for our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. Changes in U.S. patent law may have the effect of making certain of our patents more likely to be the subject of claims for invalidation.

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

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. We are currently involved in legal proceedings described in Part II, Item 8, "Financial Statements and Supplementary Data, Note 14" included in this Report. From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax, regulatory compliance and other claims.

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

Most of our products are used in hazardous drilling and production applications where an accident or a failure of a product can have catastrophic consequences. While we attempt to limit our exposure to such risks through contracts with our customers, these measures may not protect us against liability for certain kinds of events, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment, damage or loss from inclement weather or natural disasters and losses resulting from business interruption. Our insurance coverage generally provides that we assume a portion of the risk in the form of a self-insured retention, and may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any significant claims made under our policies will likely cause our premiums to increase. Any future damages caused by our products or services that are not covered by insurance, are in excess of policy limits or are subject to substantial deductibles, could materially reduce our earnings and cash available for operations.

Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.

The energy industry is affected by changes in public policy, federal, state, local and foreign laws and regulations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons may adversely affect our operations due to our customers having limited drilling and other opportunities in the oil and natural gas exploration and production industry. The operations of our customers, as well as our properties, are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety.

Our credit facility contains restrictions that may limit our ability to finance future operations or capital needs and could accelerate debt payments.

Our credit facility contains covenants which limit the amount of borrowings available by the maintenance of certain financial ratios. Decreases in our financial performance could prohibit us from borrowing amounts under our credit facility, force us to make repayments of outstanding debt in order to remain in compliance with these restrictive covenants, or accelerate our debt payments and other financing obligations and those of our subsidiaries. Additionally, our credit agreements are collateralized by equity interests in certain of our subsidiaries. A breach of the covenants under these agreements could permit the lenders to exercise their rights to foreclose on these collateral interests. If this were to occur, we might not be able to repay such debt and other financing obligations. These restrictions may negatively impact our ability to finance future operations, implement our business strategy or fund our capital needs. Compliance with these financial ratios may be affected by events beyond our control, including the risks and uncertainties described in the other risk factors discussed elsewhere in this report. At the time of this Report, the Company is in compliance with it covenants but is prohibited from borrowing per the terms of the Waiver described in Part II, Item 7, "Liquidity and Capital Resources" included in this Report and Part II, Item 8, "Financial Statements and Supplementary Data, Note 9" included in this Report.

We have a revolving credit facility that is not contracted at current market rates.

In April 2012, we amended our credit agreement to provide a revolving line of credit of $125.0 million including up to $20.0 million of swing line loans, (collectively, the "Revolver"). In February 2016, we reduced the line of credit by $65 million to $60 million. The credit facility has a term of five years and all outstanding borrowings on the credit agreement are due and payable on April 27, 2017. As of December 31, 2015, we had $1.3 million in letters of credit outstanding under this credit facility.

At this time it is difficult to forecast the future state of the bank loan market. As a result of the uncertain state of various financial institutions and the credit markets generally, we may be unable to maintain our current borrowing capacity in the event of bank or banks failure to fund any commitments under the current credit facility, and we may not be able to refinance or replace our bank facility. Likewise, as we seek to replace the current credit facility, we are unlikely to secure a new facility in the same amount and on the same terms as we currently hold, which could negatively impact our liquidity and results of operations.

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

Disruptions to our production schedule may adversely impact our ability to meet delivery commitments. If we fail to deliver products according to contract terms, we may suffer material financial penalties and a diminution of our commercial reputation and future product orders.

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

As a technology-based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology. We compete for these professionals, not only with other companies in the same industry, but with oil and natural gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage over other companies and loss of customer satisfaction. The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Fernando R. Assing, and Senior Vice President and Chief Financial Officer, Christopher L. Boone, could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess. We do not maintain key man insurance on any of our personnel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table details our principal facilities, including all properties that we own and those leased properties that serve as corporate or regional headquarters as of December 31, 2015.

Location	Approximate Square Footage (Buildings)	Owned or Leased	Description
Houston, Texas, United States of America	27,225	Leased	Corporate headquarters.
Houston, Texas, United States of America	89,893	Owned
Regional headquarters for North American operations in Top Drive and Tubular Services and our U.S. regional operations base which also provides equipment repair and maintenance for U.S. and certain overseas operations.

Kilgore, Texas, United States of America	20,536	Owned	Regional operations base for the Tubular Services segment in east Texas and northern Louisiana.
Lafayette, Louisiana, United States of America	43,300	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.
Calgary, Alberta, Canada	90,592	Owned	Assembly of top drives and other equipment.
Moscow, Russia	4,080	Leased	Regional headquarters for Russia.
Dubai, United Arab Emirates	30,526	Leased	Regional headquarters for the Middle East, North Africa and East Africa.
Cairo, Egypt	78,819	Owned	Regional operations base for the Tubular Services segment in Egypt.
Kuala Lumpur, Malaysia	4,950	Leased	Regional headquarters for the Asia Pacific region.

In addition, we lease operational facilities at locations in Oklahoma, New Mexico, Pennsylvania, Texas and Wyoming. Each of these locations supports operations in its local area, primarily for the Tubular Services segment.

Outside the U.S., some of our additional leased operating facilities are in Argentina, Australia, Canada, China, Colombia, Dubai, Egypt, Indonesia, Malaysia, Mexico, Russia, Republic of Singapore and the United Kingdom. The majority of these facilities support the Top Drive and Tubular Services segments.

We believe our existing equipment and facilities to be adequate to support our operations.

Item 3. Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. See Part II, Item 8, "Financial Statements and Supplementary Data, Note 14" included in this Report for a summary of certain closed and ongoing legal proceedings. Such information is incorporated into this Part I, Item 3, "Legal Proceedings" in this Report by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding shares of common stock are traded on the Nasdaq Stock Market ("NASDAQ") under the symbol "TESO." The following table outlines the share price trading range by quarter for 2015 and 2014.

	Share Price Trading Range
	High	Low
2015	($ per share)
1st Quarter	$13.12	$9.53
2nd Quarter	13.28	10.86
3rd Quarter	10.96	7.01
4th Quarter	9.00	6.63
2014
1st Quarter	$21.55	$16.30
2nd Quarter	22.50	17.74
3rd Quarter	22.30	18.92
4th Quarter	19.99	11.53

As of February 29, 2016, there were approximately 218 holders of record of our common stock, including brokers and other nominees.

Dividend Policy

On May 5, 2014 the Company's Board of Directors (the "Board") approved the initiation of a quarterly cash dividend. Cash dividends aggregated $7.8 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively.

In February 2016, the Board suspended payment of the Company’s quarterly dividend as part of a broader plan of reducing costs, working capital, and capital expenditures in order to preserve liquidity. Moreover, the Waiver we received under our Credit Facility prohibits the Company from declaring or paying any dividends. For detailed discussion of this matter, see Part II, Item 7, "Liquidity and Capital Resources" included in this Report. The Board will continue to evaluate the Company’s ability to reinstate the dividend on an ongoing basis.

Stock Repurchase Program

On May 2, 2014, the Board authorized a common stock repurchase program (the "Program"), which permits us to repurchase up to $100,000,000 USD of our current shares outstanding. The repurchase of the common shares was conducted as a normal course issuer bid ("NCIB"). This Board authorization expires June 30, 2016. We did not repurchase any shares during the year ended December 31, 2015.

Performance Graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2010 and ending on December 31, 2015 on our common shares (assuming a $100 investment was made on December 31, 2010) with the total cumulative return of the Russell 2000 Index and the Philadelphia Oil Service Sector Index ("OSX"), assuming reinvestment of dividends.

	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015
● Tesco Corp.	$100	$80	$72	$125	$82	$47
■ OSX	$100	$88	$90	$115	$86	$64
▼ Russell 2000	$100	$95	$108	$148	$154	$145

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8, Financial Statements and Supplementary Data" of this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Summary of operations
Operating revenues	$279.7	$543.0	$524.9	$553.2	$513.1
Net income (loss) from continuing operations	(133.8)	21.4	35.3	50.2	25.8

Per share data
Basic earnings (loss) per share	$(3.43)	$0.54	$0.90	$1.30	$0.68
Diluted earnings (loss) per share	(3.43)	0.53	0.89	1.28	0.66
Dividends declared	0.20	0.15	—	—	—

Balance sheet data
Total assets	$421.7	$619.3	$634.7	$585.6	$546.6
Long term obligations (including capital leases)	—	—	0.5	0.3	6.6

Factors affecting comparability

•	In 2015, due to declines in the market value of our stock, oil and natural gas prices and utilization, we recognized a goodwill impairment of $34.4 million.

•	In 2015, we recorded valuation allowances against deferred tax assets in certain jurisdictions of $41.1 million compared to valuation allowances of $0.9 million recorded in 2014.

•	In 2015, due to currency reforms in Argentina that resulted in a 32% devaluation in the Argentine Peso against the U.S. Dollar, we recorded a $6.1 million foreign exchange charge.

•
In 2015, due to the decline in the upstream energy industry and its corresponding impact on our business outlook, we initiated a company-wide reduction in workforce and other cost rationalization efforts which was intended to reduce costs and better align our workforce with anticipated activity levels in the current market. Accordingly, we recorded a charge related to restructuring costs of $10.9 million for the year.

•	In 2015 we recorded an inventory obsolescence reserve and inventory cost adjustments of $13.5 million.

•	In 2014, we recorded a selling, general and administrative expense of $1.5 million related to a dispute with a third party in Asia Pacific.

•
On May 5, 2014, we approved our initiation of a quarterly cash dividend of $0.05 per share to our common shareholders. The first quarterly dividend was declared in the second quarter of 2014 and has been approved and paid each successive quarter through 2015.

•
On May 2, 2014, the Board authorized a common stock repurchase program, under which we repurchased over 1.6 million shares for total cash value of approximately $27.3 million in 2014. No shares were repurchased during 2015.

•
In 2015, we recorded additional warranty expense of $1.5 million related to operational issues related to our catwalk units. In 2014, we recorded additional warranty expense of $1.5 million for quills installed on specific top drive units. In 2013, we recorded a $1.1 million warranty expense in regards to the torque arrest systems. In 2012, we recorded additional warranty expense of $4.4 million for ESI gear box issues.

•
In 2013 and 2012, we recorded a $1.4 million and $12.4 million pre-tax gain on the sale of the Casing Drilling business, respectively. For detailed discussion of this matter, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 3" included in this Report.

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

Overview

We are a global technology leader and provider of highly engineered solutions for drilling, servicing and completion of wells with facilities in North America, Europe, Russia, Latin America, Middle East and Asia Pacific. Our operations consist of top drive sales and rentals, after-market sales and services, tubular services, including related products and accessories sales and pipe handling equipment sales.

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

Our Segments

Our operating structure is the basis for our internal and external financial reporting. As of December 31, 2015, our operating structure included the following business segments: (i) Top Drives, (ii) Tubular Services, (iii) Research & Engineering and (iv) Corporate and Other. Prior to the third quarter of 2012, we also had a Casing Drilling operating segment. Substantially all of the assets of the Casing Drilling segment were sold in June of 2012. For detailed discussion of segments, see Part I, Item 1, "Business" included in this Report.

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

Below is a table that shows the average rig count by region for the years ended December 31, 2015, 2014 and 2013.

	Average Rig Count(1)			Increase (Decrease)
	2015	2014	2013	2014 to 2015		2013 to 2014
U.S.	977	1,862	1,761	(885)	(48)%	101	6%
Canada	193	380	355	(187)	(49)%	25	7%
Latin America (includes Mexico)	319	397	419	(78)	(20)%	(22)	(5)%
Asia Pacific (excludes China onshore)	220	254	246	(34)	(13)%	8	3%
Middle East (excludes Iran, Iraq, Syria and Sudan)	406	406	372	—	—%	34	9%
Africa	106	134	125	(28)	(21)%	9	7%
Europe (excludes Russia)	117	145	135	(28)	(19)%	10	7%
Worldwide	2,338	3,578	3,413	(1,240)	(35)%	165	5%

Below is a table that shows well count by region for the years ended December 31, 2015, 2014 and 2013.

	Well Counts (2) For Years Ended December 31,
	2016	2015	2014	2013
	(forecast)(2)
U.S.	19,179	28,692	47,402	44,198
Canada	4,807	5,309	10,513	10,337
Latin America	3,273	3,690	4,116	4,750
Europe, Africa, Middle East (including Russia)	12,742	13,684	14,072	14,221
Far East (including China)	24,197	24,594	28,024	29,706
Worldwide	64,198	75,969	104,127	103,212

Outlook

The effect and duration of oil and gas price downturns continues to be unpredictable. We began to see a decline in crude oil prices after the average West Texas Intermediate ("WTI") and Brent reached highs of $107.95 and $115.19, respectively, in June 2014. The declines continued throughout the remainder of 2014, with WTI and Brent ending the year at $53.45 and $55.27, respectively. The spot prices of WTI and Brent at December 31, 2015 further declined to $36.36 and $37.08, respectively. 2016 began with another sharp decline in prices, with WTI dropping as low as $26.19 per barrel before recovering slightly. Commodity prices are expected to remain depressed for the foreseeable future. (3)

The price of crude oil directly affects exploration and production companies' profitability and, more importantly, their willingness to drill new wells. Consequently, we saw an overall decline in the number of new wells drilled and the average rig count throughout 2015. We believe the market outlook for oilfield services will remain challenging for an indeterminate period as additional activity declines and further pricing pressure is expected. A long-term continued slowdown in drilling operations would adversely affect our business and results of operations. Though monitoring the commodity prices will be an indicator of movement in the market, the impact on the number of wells drilled and associated drilling rigs is the primary indicator of our ability to achieve desired results.
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

(2)	World Oil Forecast and Data Executive Summary 2016

(3)	Source: U.S. Energy Information Administration

We have reacted aggressively to market conditions through restructuring and right-sizing efforts. During the year ended December 31, 2015, we reduced our global workforce by 30%, resulting in a restructuring charge of $10.9 million. In addition, we continued certain austerity measures and efforts to streamline our overhead and support structure initiated during the first quarter of 2015. We will continue to monitor the need for further restructuring efforts in 2016 and beyond. Through these efforts we should be poised to return to profitability when market conditions improve or competitors leave the market. Moreover, we believe we are well positioned and should benefit from our strong balance sheet, adequate liquidity, global infrastructure, broad product and service offerings and installed base of equipment. In this challenging market, we remain focused on things within our control, including safety, our cost and resource base, the effective development of our technology and the quality and integrity of our products and services.

The challenging economic conditions present potential opportunities in those regions in which we already maintain a presence. While we have transitioned from a primarily North American company to generating more revenue globally over the past few years, we believe our position in many foreign markets still leaves significant growth opportunities in spite of the current economic conditions. We believe our global infrastructure provides the capacity to offer additional after-market sales and services without incurring significant additional capital expenditures to grow these markets. We believe this provides us with a competitive advantage. We plan to use our existing facilities as a base to promote our after-market sales and services to include long-term maintenance contracts, automated rig controls, equipment health monitoring services and pipe handling automation. These services are also compatible with our competitors' top drives. We believe that top drives are at the point in their life-cycle where we will begin to see a steady increase in the need for service, maintenance and recertification.

Until recently, our tubular services business was primarily focused on onshore drilling. With land-based drilling consistently moving toward horizontal drilling, the value from automated casing running tools, specifically our CDS offering, has served as the foundation of our land-based expertise. Our customers have realized great benefit from the performance of our casing running tools and our approach to developing new solutions has provided us with the opportunity to expand to offshore markets. We believe that there is a significant opportunity for growth in the offshore market, including the market for our automated tubular services and equipment. Our automated services require fewer people to operate, thereby reducing expense and promoting safety and service quality. We plan to use our offshore expertise gained in Indonesia, Saudi Arabia, the United States, Mexico and the North Sea to continue to increase our offshore market share. Offshore operations are long-term in nature and, therefore, less affected by short term swings in crude oil prices.

We plan to capitalize on growth opportunities, continue to invest in research and engineering related to our top drive and tubular services segments and continue to better integrate our products and service offerings with our customer's needs.

Results of Operations

The discussions below relating to significant line items from our consolidated statements of income are based on our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. This discussion should be read in conjunction with Part II, Item 8, Financial Statements and Supplementary Data included in this Report.

Operating results by business segments

Below is a summary of the operating results of our business segments for the years ended December 31, 2015, 2014 and 2013 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2015	2014	2013	2014 to 2015		2013 to 2014
Segment revenue
Top Drive revenue
Sales	$45,045	$142,589	$127,189	$(97,544)	(68)%	$15,400	12%
Rental services	61,621	103,718	125,119	(42,097)	(41)%	(21,401)	(17)%
After-Market sales and services	39,042	72,479	59,262	(33,437)	(46)%	13,217	22%
	145,708	318,786	311,570	(173,078)	(54)%	7,216	2%
Tubular Services revenue
Land	$94,043	$156,972	$142,587	(62,929)	(40)%	14,385	10%
Offshore	32,582	39,855	42,929	(7,273)	(18)%	(3,074)	(7)%
CDS, Parts & Accessories	7,405	27,315	27,155	(19,910)	(73)%	160	1%
	134,030	224,142	212,671	(90,112)	(40)%	11,471	5%

Casing Drilling	—	63	624	(63)	(100)%	(561)	(90)%
Revenue	$279,738	$542,991	$524,865	$(263,253)	(48)%	$18,126	3%

Segment operating income (loss)
Top Drive	$(18,857)	$58,628	$67,998	$(77,485)	(132)%	$(9,370)	(14)%
Tubular Services	(46,124)	35,514	35,850	(81,638)	(230)%	(336)	(1)%
Casing Drilling	—	(632)	2,124	632	(100)%	(2,756)	(130)%
Research and engineering	(9,198)	(9,574)	(8,578)	376	4%	(996)	(12)%
Corporate and other	(28,222)	(37,393)	(42,554)	9,171	25%	5,161	12%
Operating income (loss)	$(102,401)	$46,543	$54,840	$(148,944)	(320)%	$(8,297)	(15)%

Top Drive segment

Revenues from our Top Drive segment are generated through top drive sales, rentals, after-market sales and service and pipe handling equipment sales. Sales of top drives consist of new and used top drives and catwalks. Our rental fleet of top drives are mobile. We install the units on the customers' drill site and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating.

Our after-market sales and service consists of providing parts and servicing units. We provide these services for pipe handling equipment, both top drives we manufacture and selected top drive models of our competitors. Prior to the second quarter of 2014, we only provided after-market sales and services for our proprietary equipment.

2015 as compared with 2014

Sales
Revenues decreased by $97.5 million, or 68%, in 2015 as compared to 2014 primarily due to a decrease in the number of units sold globally as a result of the decrease in demand, rig count and crude oil prices compared to the prior year. We experienced a significant decrease in the number of top drive units sold in North America based on current market conditions and in Russia due to the devaluation of the Ruble and uncertainty surrounding economic and political issues within the region. In 2015, we sold a total of 40 top drives, of which 35 were new and five were used and from our rental fleet, as compared to the previous year, where we sold 114 top drives, of which 110 were new and four were used and from our rental fleet. In 2015 we recognized revenue of $2.3 million related to the sale of five used top drive units from our rental fleet as compared to revenue of $4.3 million from the sale of four used top drive from our rental fleet units in 2014.

Rental Services
Revenues decreased by $42.1 million, or 41%, in 2015 as compared to 2014 primarily due to the depressed market demand within the industry causing a 45% decrease in our utilization as compared to 2014. In 2015, utilization declined to 29% due to fewer operating days and fewer contracted units. The decrease in activity compounded with price compression primarily impacted our revenues in Latin America, North America and Russia.

The rental fleet size decreased to 124 units, compared to 135 units in 2014. The decrease was primarily due to the sale of seven used top drives sold in connection with the sale of our Venezuelan fixed assets and inventory during the fourth quarter of 2015. (See Part II, Item 8, "Financial Statements and Supplementary Data, Note 15" in this Report).

After-Market Sales and Services
Revenues decreased by $33.4 million, or 46%, in 2015 as compared to 2014 primarily due to a decline in demand for parts and services in North America, Latin America and Russia, accounting for 78%, 11% and 6%, respectively, of the total decline. With the decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer non-critical services and consume their inventories rather than replenish them.

Operating Income (Loss)
Top Drive operating income decreased by $77.5 million, or 132%, in 2015 as compared to 2014 primarily due to a decline in revenues for each product offering due to current market conditions which include a significant drop in rig count, declining oil prices and declining overall demand for oilfield services. The significant decline in our manufacturing activities led to an under absorption of manufacturing overhead and increased bottom line cost. For the year ended December 31, 2015, under absorption was $18.3 million compared with an over absorption of $0.9 million for the year ended December 31, 2014.

During the year ended December 31, 2015, we noted declines in the market value of our stock, oil and natural gas prices and utilization. Due to these indicators, step one of our annual impairment test concluded that the fair value of each of our reporting units was less than the carrying value of its net assets. As a result, we performed the second step of the impairment test, which compares the implied fair value of the reporting unit goodwill to the carrying value of that goodwill. The step two impairment test indicated that the goodwill for our reporting units was fully impaired. Accordingly, we recognized an aggregate impairment of $1.7 million associated with our top drive segment.

Beginning in 2015, due to the decline in the upstream energy industry and its corresponding impact on our business outlook, we initiated a company-wide reduction in workforce and other cost rationalization efforts which is intended to reduce costs and better align our workforce with anticipated activity levels in the current market. Accordingly, we recorded non-recurring items related to restructuring costs of $5.4 million during the year ended December 31, 2015. Additionally, we recorded other non-recurring items related to inventory reserves, bad debt, exit costs related to the sale of our Venezuelan operations and additional warranty and legal reserves of $17.8 million during the year ended December 31, 2015.

2014 as compared with 2013

Sales
Revenues increased by $15.4 million, or 12%, in 2014 as compared to 2013 primarily due to the sale of an additional 14 top drives in 2014. In 2014, we sold a total of 114 top drives, of which 110 were new and 4 were from our rental fleet, as compared to the previous year where we sold 100 top drives, of which 88 were new and 12 were from our rental fleet. North America experienced a significant increase in the number of top drives sold in 2014 due to increased market demand driven by an increased rig count. We also increased our sales focus and resources in Asia Pacific and the Middle East, effectively increasing sales by 60% in those regions. This increase was partially offset by a decrease in product sales in Russia related to complexities surrounding economic and political issues, as well as devaluation of the Russian Ruble during 2014.

Although we sold more top drives in 2014, our average revenue per top drive unit sold decreased based on the model mix of new top drives and the scope of supply. Revenues related to the sale of top drives from our rental fleet were $4.3 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively.

Rental Services
Revenues decreased by $21.4 million, or 17%, in 2014 as compared to 2013 primarily due to a decrease in the number of rental operating days and a slight decrease in the average daily rate which was due to pricing pressures. The majority of this decrease was due to a decrease in activity in Latin America, specifically in Mexico. Our revenues in this region were also negatively impacted by various currency devaluations and price rationalization, as compared to 2013. In addition, Russia contributed to the decline due to political and economic issues, devaluation of the Russian ruble and an increase in low cost competition within the region.

The rental fleet size increased to 135 units in 2014, compared to 129 units in 2013. The increase was due to the acquisition of assets from Tech Field Services, LLC ("TFS" - See Part II, Item 8, "Financial Statements and Supplementary Data, Note 4" in this Report) and the introduction of our new 150 Ton HXI technology.

After-Market Sales and Services
Revenues increased by $13.2 million, or 22%, in 2014 as compared to 2013 primarily due to a 18% increase in part sales and recertification revenue in North America. Additionally, the acquisition of assets from TFS (See Part II, Item 8, "Financial Statements and Supplementary Data, Note 4" in this Report) in the current year contributed to 30% of the increase in the volume of North American sales. Our operational revenues in the Middle East increased by 4% of the total variance caused by a higher volume of top drive recertifications as compared to 2013, as we continue to increase our market share in the region.

Operating Income (Loss)
Top Drive operating income decreased by $9.4 million, or 14%, as compared to 2013 primarily due to an increase in our direct costs coupled with pricing pressures, driving down our margins overall. In addition, the volume of sales within our product mix and used unit pricing effectively reduced our margins in 2014.

We recorded a bad debt expense of $4.5 million in 2014, of which $3.6 million, $0.4 million and $0.4 million related to Latin America, the Middle East and Russia, respectively, and is based on collectability concerns, given currency devaluation in certain markets and the sharp decline in oil prices during the fourth quarter of 2014.

During the fourth quarter of 2014, we recorded $2.5 million of charges related to our operations in Venezuela due to deteriorating political conditions, business environment and security that pointed towards increasing risk in the country. Further, the continued devaluation of local currency coupled with delayed and/or uncollectable payments from customers caused us to incur losses. These charges included a $0.3 million loss on impairment related to assets held for use, a $0.8 million write-down of our inventory to lower of cost or market and $1.4 million increase of bad debt expense regarding the collectability of receivables.

Tubular Services segment

We generate revenues in our Tubular Services segment from land and offshore services augmented by sales of products, accessories and consumables for the casing running process. We have made certain reclassifications to the product offerings in Tubular Services for clarity regarding the markets in which we operate and consistency with our long-term strategy to become a broad-based tubular service provider. Our services include personnel and equipment, including the CDSTM, power tongs, pick-up/lay-down units, torque monitoring services and connection testing services for new well completion and in work-over or re-entry operations. Our product sales include the CDSTM system, down-well consumables and other non-consumable parts. As of June 4, 2015, following the expiration of a non-compete contract provision entered into during the sale of the Casing Drilling business to the Schlumberger Group in 2012, this segment is able to pursue and perform work that involves drilling on an oil or gas well using standard well casing pipe.

2015 as compared with 2014

Land
Revenues decreased by $62.9 million, or 40%, in 2015 as compared to 2014 primarily due to decreased activity and demand in North America and Latin America, of 68% and 19%, respectively. In North America, the decrease in rig count and overall activity resulted in half the number of jobs being performed during the year ended December 31, 2015 as compared to the year ended December 31, 2014. Additionally, oil prices and tubular services competition compressed prices. The decrease in revenue for Latin America was primarily due to a decrease in the number of jobs performed.

Offshore
Revenues decreased by $7.3 million, or 18%, in 2015 as compared to 2014 primarily due to a decrease in the number of offshore jobs performed in Asia Pacific. Additionally, a one-off job performed during 2014 in Europe exaggerates the unfavorable variance when compared against the same period in 2015. Offshore revenues in North America offset these variances as our mix of services performed shifted towards higher revenue generating deep water services as compared to 2014.

CDS, Parts & Accessories
Revenues decreased by $19.9 million, or 73%, in 2015 as compared to 2014 primarily due to customers postponing capital expenditures in light of the significant decline in oil prices and overall reduction in operating rigs. Revenue related to CDSTM equipment sales was $3.5 million for the year ended December 31, 2015 as compared to $15.6 million of sales during the year ended December 31, 2014. The decrease in revenues related to parts and accessories is tied to the decrease in land-based and offshore tubular services jobs performed in primarily in North America and Latin America during 2015.

Operating Income
Tubular Services operating income decreased by $81.6 million, or 230%, in 2015 as compared to 2014 primarily due to a reduction in revenues of $90.1 million, which was a result of the decline in the energy market and oil prices. Contributors to the total decline were North America, Latin America and Asia Pacific of 62%, 16% and 13%, respectively.

During the year ended December 31, 2015, we noted declines in the market value of our stock, oil and natural gas prices and utilization. Due to these indicators, step one of our annual impairment test concluded that the fair value of each of our reporting units was less than the carrying value of its net assets. As a result, we performed the second step of the impairment test, which compares the implied fair value of the reporting unit goodwill to the carrying value of that goodwill. The step two impairment test indicated that the goodwill for our reporting units was fully impaired. Accordingly, we recognized an aggregate impairment of $32.7 million associated with our tubular services segment.

Beginning in 2015, due to the decline in the upstream energy industry and its corresponding impact on our business outlook, we initiated a company-wide reduction in workforce and other cost rationalization efforts which is intended to reduce costs and better align our workforce with anticipated activity levels in the current market. Accordingly, we recorded non-recurring items related to restructuring costs of $3.9 million during the year ended December 31, 2015. Additionally, we recorded other non-recurring items related to inventory reserves, exit costs related to the sale of our Venezuelan operations and bad debt of $4.2 million during the year ended December 31, 2015.

2014 as compared with 2013

Land
Revenues increased by $14.4 million, or 10%, in 2014 as compared to 2013 primarily due to continued growth and increased job counts throughout Latin America and the Middle East. Specifically in Latin America, we began to perform non-retrievable casing drilling services during 2014. Offsetting this increase was a reduction in revenue from North America due to a slow-down in drilling operations in Canada resulting in lower job counts and price compression.

Offshore
Revenues decreased by $3.1 million, or 7%, in 2014 as compared to 2013 primarily due to a slowdown of activities in certain markets caused by political factors and a dispute with a commercial agent in the Asia Pacific region. There were further declines related to one-off projects within our European operations that ended during first half of 2014. These declines were offset by an increase in activity in the Gulf of Mexico due to our continued investment in the region.

CDS, Parts & Accessories
Revenues increased by $0.2 million, or 1%, in 2014 as compared to 2013 primarily due to slightly higher parts and accessory sales in North America and Latin America offset by a slight decrease in CDS sales in Russia.

Operating Income
Tubular Services operating income decreased by $0.3 million, or 1%, in 2014 as compared to 2013 primarily due lower profitability in Asia Pacific, Europe, Russia, North America and the Middle East. Partially offsetting this decrease was an increase in profitability in Latin America based on the mix of services performed and increases to market share. Salaries and other related costs increased $1.8 million to support the growth of infrastructure and revenues over the last two years. Depreciation and amortization expense was $1.4 million higher than the prior year. Our operating income was also negatively impacted in 2014 by an increase in bad debt expense of $2.4 million, of which $1.3 million related to a third party in Malaysia and $0.8 million related to Venezuela.

During the fourth quarter of 2014, we recorded $0.6 million of charges related to our operations in Venezuela due to deteriorating political conditions, business environment and security that pointed towards increasing risk in the country. Further, the continued devaluation of local currency coupled with delayed and/or uncollectible payments from customers caused us to incur losses. These charges included a $0.2 million loss on impairment related to assets held for use, a $0.2 million write-down of our inventory to lower of cost or market and $0.2 million increase of bad debt expense regarding the collectability of receivables.

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

2015 as compared with 2014

Operating Income

Beginning in 2015, results achieved from casing drilling were incorporated as part of our tubular services segment.

2014 as compared with 2013

Operating Income

The 2014 Casing Drilling activity was due to casing drilling part sales. The majority of the operating income for 2013 relates to a working capital adjustment gain of $1.4 million related to the 2012 sale of the business.

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

2015 as compared with 2014

Operating expenses decreased by $0.4 million, or 4%, in 2015 as compared to 2014 primarily due to increased spending on material, equipment and labor utilized in new product development.

2014 as compared with 2013

Operating expenses increased by $1.0 million, or 12%, in 2014 as compared to 2013 primarily due to an increase in research and engineering activities related to new product development, expenditures in automation and compact projects and a new test rig facility.

Corporate and Other segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses and certain selling and marketing expenses.  Corporate and other expenses as a percentage of revenues was 10%, 7% and 8% for the years ended December 31, 2015, 2014 and 2013, respectively.

2015 as compared with 2014

Operating expenses decreased by $9.2 million, or 25%, in 2015 as compared to 2014 primarily due to cost saving measures implemented in 2015. The benefits of these cost saving measures are visible primarily in personnel cost and various discretionary spending accounts.

2014 as compared with 2013

Operating expenses decreased by $5.2 million, or 12%, in 2014 as compared to 2013 primarily due to a decrease in litigation fees, a reduction in long-term and short-term incentive compensation and executive departure costs.

Other Expenses

Below is a detail of expenses that are not allocated to segments for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	Year ended December, 31			Increase / Decrease
	2015	2014	2013	2014 to 2015		2013 to 2014
Interest expense	1,607	1,193	1,001	414	35%	192	19%
Interest income	(327)	(204)	(170)	(123)	(60)%	(34)	(20)%
Foreign exchange losses	15,135	7,140	5,270	7,995	112%	1,870	35%
Other (income) expense	(406)	(30)	(1,547)	(376)	(1,253)%	1,517	98%
Income before taxes	(118,410)	38,444	50,286	(156,854)	(408)%	(11,842)	(24)%
Income tax provision	15,344	17,008	15,002	(1,664)	(10)%	2,006	13%
Net income (loss)	$(133,754)	$21,436	$35,284	$(155,190)	(724)%	$(13,848)	(39)%

2015 as compared with 2014

Interest Expense
Interest expense increased by $0.4 million, or 35%, in 2015 as compared to 2014 primarily due to interest expense on certain tax matters related to Colombia and Argentina.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses increased by $8.0 million, or 112%, in 2015 as compared to 2014 primarily due to exchange losses based upon currency movements and changes in the net monetary asset bases in Argentina, Colombia, Mexico and Venezuela.

Other (Income) Expenses
Other income increased by $0.4 million, or 1,253%, in 2015 as compared to 2014 primarily due to the favorable fair market value adjustment recorded in 2015 for the contingent earn-out obligation related to the acquisition of assets from Tech Field Services, LLC ("TFS", - See Part II, Item 8, "Financial Statements and Supplementary Data, Note 4 and Note 8" in this Report).

Income Tax Provision
Income tax provision decreased by $1.7 million, or (10)%, as compared to 2014. The tax benefits of the loss before income taxes were significantly reduced due to valuation allowances recorded on the deferred tax assets. Valuation allowances recorded during the year ended December 31, 2015 were $41.1 million compared to valuation allowances of $0.9 million recorded during the year ended December 31, 2014. Our effective tax rates were (13.0)% and 44.2% for 2015 and 2014, respectively.

2014 as compared with 2013

Interest Expense
Interest expense increased by $0.2 million, or 19%, in 2014 as compared to 2013 primarily due a non-recurring reversal of penalties and interest related to the Mexico tax amnesty program in 2013.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar , our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses increased by $1.9 million, or 35%, in 2014 as compared to 2013 primarily due to currency devaluations in Latin America and Russia. During 2014, we saw declines in the net monetary asset base in Argentina, Mexico, Russia and Venezuela.

Other (Income) Expenses
Other expenses increased by $1.5 million, or 98%, in 2014 as compared to 2013 primarily due to a reversal of $1.8 million of other expense in 2013 related to the Mexico Amnesty program in which we participated. This was offset by losses of $0.3 million on disposals associated with our Russian operations in 2014.

Income Tax Provision
Income tax provision increased by $2.0 million, or 13%, in 2014 as compared to 2013 primarily due to the fluctuating mix of pre-tax earnings in the various tax jurisdictions in which we operate around the world. Additionally, $1.4 million of favorable tax settlements in foreign jurisdictions were recorded in 2013 compared to $0.9 million of additional liability related to uncertain tax benefits recorded in 2014. Our effective tax rates were 44.2% and 29.8% for 2014 and 2013, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Our primary sources of liquidity are cash flows generated from our operations and available cash and cash equivalents. Availability under our $125.0 million revolving credit facility (the "Revolver") was $0.0 million at December 31, 2015, down from $121.2 million as of December 31, 2014, due to the terms of the Revolver that tie borrowing capacity to operating results. Sustained losses will continue to limit access to funds under the Revolver. Despite this reduction in available borrowings, we believe our financial position remains strong, with resources sufficient to execute our strategy.

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

The following is a reconciliation of our cash and cash equivalents to Net Cash as of December 31, 2015 and 2014 (in thousands):

	Years ended December 31,
	2015	2014
Cash and cash equivalents	$51,507	$72,466
Current portion of long-term debt	—	(25)
Long-term debt	—	—
Net Cash	$51,507	$72,441

The change in our Net Cash position was primarily due to reduced earnings, using cash on hand to increase working capital levels and paying dividends to our shareholders.

The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands);

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in) operating activities	$(6,614)	$40,580	$94,259
Cash used in investing activities	(6,887)	(39,004)	(24,278)
Cash provided by (used in) financing activities	(7,458)	(26,387)	5,498
Increase (decrease) in cash and equivalents	$(20,959)	$(24,811)	75,479

Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt and the payment of dividends are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2015, 2014 and 2013. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data in this report.

2015 as compared to 2014

Our cash and cash equivalents were $51.5 million at December 31, 2015, a decrease of $21.0 million, or 29%, as compared to 2014. This is attributable to the following:

Operating Activities
Cash used in operating activities for the year ended December 31, 2015 was $6.6 million, as compared to $40.6 million in 2014. After adjusting for non-cash items, including a loss on impairment of goodwill of $34.4 million, the decrease in net cash used in operating activities was primarily due to the results of our operations, cash inflows of $61.5 million from decreasing receivables, offset by decreasing accounts payable of $41.3 million and $2.3 million of one-time retirement and transition bonus payments to the former CEO.

Investing Activities
Cash used for investing activities for the year ended December 31, 2015 was $6.9 million, as compared to $39.0 million in 2014. In 2014, we purchased substantially all of the assets of TFS for $5.0 million. Further, we used $15.3 million and $38.3 million in 2015 and 2014, respectively, for capital expenditures and sales of operating assets provided $6.7 million and $4.3 million of cash, respectively.

Financing Activities
Cash used for financing activities was $7.5 million for the year ended December 31, 2015, as compared to cash provided by financing activities of $26.4 million in 2014. We paid $7.8 million in cash dividends in 2015 compared to $6.0 million paid in cash dividends in 2014. In 2014, in connection with our stock repurchase program, we repurchased shares valued at $27.3 million. We did not repurchase any shares in 2015. Further, proceeds from stock options of $0.4 million and $6.5 million were recognized in 2015 and 2014, respectively.

2014 as compared to 2013

Our cash and cash equivalents were $72.5 million at December 31, 2014, a decrease of $24.8 million, or 26%, as compared to 2013. This is attributable to the following:

Operating Activities
Cash provided by operating activities for the year ended December 31, 2014 was $40.6 million as compared to $94.3 million in 2013. In 2014, we used available cash of $17.2 million to increase our inventory levels and $26.0 million to settle our accounts payable balances. In 2013, we increased our cash position by reducing inventory by $27.4 million. In addition, our payables and accrued liabilities balances increased in 2013, which increased our cash balance by $9.8 million.

Investing Activities
Cash used for investing activities for the year ended December 31, 2014 was $39.0 million as compared to $24.3 million in 2013. In 2014, we purchased substantially all of the assets of TFS for $5.0 million, while in 2013, we acquired certain intellectual property assets of Custom Pipe Handlers Canada Inc ("CPH") for $1.9 million. Further, we used $38.3 million and $38.1 million in 2014 and 2013, respectively, for capital expenditures and sales of operating assets provided $4.3 million and $9.2 million of cash, respectively. During the year ended December 31, 2013, we received cash from the sale of the Casing Drilling segment to the Schlumberger Group of $6.2 million.

Financing Activities
Cash used for financing activities for the year ended December 31, 2014 was $26.4 million as compared to $5.5 million in 2013. In 2014, we paid $6.0 million in cash dividends and we began our stock repurchase program, under which we repurchased shares valued at $27.3 million. Further, proceeds from stock options of $6.5 million and $5.3 million were recognized in 2014 and 2013, respectively. In 2013, we issued $9.6 million and repaid $9.4 million of debt during the year.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Part II, Item 8, "Financial Statements and Supplementary Data, Note 2" in this Report.  The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting estimates and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities.  We consider our critical accounting estimates to be those that require difficult, complex or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments.  Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates.  We believe the most critical accounting policies in this regard are those described below.

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

Loss Contingencies
We accrue loss contingency reserves when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated.  Estimates of our liabilities are based on an evaluation of potential outcomes and currently available facts.  Actual results may differ from our estimates and our estimates can be revised in the future, either negatively or positively, depending upon actual outcomes or changes in expectations based on the facts surrounding each matter.

Revenue Recognition
We recognize revenue when the earnings process is complete, persuasive evidence of an arrangement exists, price is fixed or determinable and collectability is reasonably assured. For product sales, revenue is recognized upon delivery when title and risk of loss of the equipment is transferred to the customer, with no right of return. For the sale of our top drives, we determine the transfer of title and risk of loss in accordance with contracts with our customers and the related International Commercial Terms. Revenue in the Top Drive segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For revenue other than product sales, we recognize revenue as the services are rendered based upon agreed daily, hourly or job rates.

Accounts Receivable
Accounts receivable trade consist of amounts due to us arising from normal course of business activities measured at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect any loss expected on the accounts receivable trade balances and charged to the provision for doubtful accounts.

Allowance for Doubtful Accounts Receivable
The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables and additional allowances could be required. As of December 31, 2015 and 2014, allowance for doubtful accounts totaled $8.9 million and $5.8 million, or 12.2% and 4.3% of gross accounts receivable, respectively.

Purchase Price Allocation of Acquisitions
The Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets and widely accepted valuation techniques such as discounted cash flows. The Company engages third-party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC 420, Contingencies. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and recognizes them when they are incurred. As of December 31, 2015 and 2014, service and product warranties totaled $0.9 million and $3.4 million, respectively.

Excess and Obsolete Inventory Provisions
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process and raw materials to support ongoing assembly operations. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various types of equipment we sell, among other factors. As of December 31, 2015 and 2014, inventory reserves totaled $11.8 million and $2.7 million, or 11.0% and 2.3% of gross inventory, respectively.

Goodwill and Long-Lived Assets
Long-lived assets, which include goodwill, property, plant and equipment and intangible assets, comprise a substantial portion of our assets. The carrying value of goodwill is reviewed for impairment on an annual basis and the carrying value of other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

In accordance with generally accepted accounting principles, we test goodwill on a reporting unit basis for impairment using a fair value approach using both the (1) Income Approach and (2) Market Approach. We perform the valuation to test goodwill impairment annually as of December 31 or upon the occurrence of a triggering event. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. We estimate the fair value of goodwill based on discounted cash flow method (the Income Approach) and guideline comparable company method (Market Approach). The Income Approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes, terminal value multiples and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. During times of economic volatility, significant judgment must be applied to determine our weighted-average cost of capital that we use to determine the discount rate. The Market Approach is based on a list of public peer companies and its performance metrics as applied to each reporting unit. The Market Approach assumes that the peer companies operate in the same industry and share similar characteristics to us and that our values will correlate to those characteristics. Therefore, a comparison of our reporting units to similar peer companies whose financial information is publicly available may provide a reasonable basis to estimate our fair value of each reporting unit. Once the valuation based on each methodology is completed, the Company's management will consider the weighting of the Market Approach vs. the Income Approach and the percentages associated with each approach are tested for reasonableness. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to goodwill impairment losses that could be material to our results of operations. During the year ended December 31, 2015 we fully impaired our goodwill and recognized an impairment loss of $34.4 million.

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

Recent Accounting Pronouncements

See Part II, Item 8, "Financial Statements and Supplementary Data, Note 2", under the heading "Recent accounting pronouncements" included in this Report.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no off-balance sheet arrangements other than the contractual obligations and letters of credit noted below.

Contractual Obligations

We are party to various contractual obligations.  A portion of these obligations are reflected in our financial statements, such as long term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet.  The following is a summary of our contractual cash obligations as of December 31, 2015 (in thousands):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long term debt obligations
Principal	$—	$—	$—	$—	$—
Interest	—	—	—	—	—
Operating lease obligations (a)	24,352	7,126	8,560	3,875	4,791
Purchase commitments (b)	8,533	8,533	—	—	—
	$32,885	$15,659	$8,560	$3,875	$4,791

(a)	We have operating lease commitments expiring at various dates, principally administrative offices, operation facilities and equipment.

(b)	Represents purchase commitments for executed purchase orders that have been submitted to the respective vendor.

Letters of Credit

We enter into letters of credit in the ordinary course of business. The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our Second Amended and Restated Credit Agreement, dated as of April 27, 2013 (the "Credit Facility"). As of December 31, 2015, we had outstanding letters of credit of approximately $5.4 million, of which $1.3 million is outstanding under our Credit Facility. On February 29, 2016, we received a waiver under the Credit Facility ("the Waiver") for the Company's failure to comply with certain financial covenants under the Credit Facility as of the end of the fiscal quarter ending December 31, 2015. The Waiver is effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending March 31, 2016.

Under the Credit Facility, the Company is required to, among other things, (i) not permit the leverage ratio to be greater than 3.00 to 1.0 at any time, (ii) maintain a consolidated net worth of not less than $394.2 million as of the end of the fiscal quarter ending December 31, 2015, (iii) not permit the interest coverage ratio to be less than 3.00 to 1.0 as of the end of any fiscal quarter, and (iv) if the leverage ratio is greater than 2.0 to 1.0 as of the end of any fiscal quarter, not permit the consolidated capital expenditures to be greater than the sum of consolidated EBITDA calculated for the most-recently completed four fiscal quarters plus net cash proceeds from asset sales for the most-recently completed four fiscal quarters. As of the end of the fiscal quarter ending December 31, 2015, the Company had a leverage ratio of (0.33), a consolidated net worth of $375.0 million and an interest coverage ratio of (2.5). Under the Waiver, the lenders waived any failure of the Company to maintain the requisite leverage ratio, consolidated net worth and interest coverage ratio covenants under the Credit Facility as of the end of the fiscal quarter ending December 31, 2015. In the same waiver, the lenders waived compliance with the consolidated capital expenditures covenants though the Company was in compliance as of December 31, 2015.

The Waiver includes the following restrictions on the Company, which will be effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and a compliance certificate, both with respect to the fiscal quarter ending March 31, 2016: (i) other than borrowings to make payments under outstanding letters of credit, the Company may not request any revolving loans under the Credit Facility, (ii) the Company may not request any swingline loans,

(iii) the Company’s outstanding letters of credit shall not exceed $10 million, with no more than $3 million of such $10 million constituting letters of credit under the Credit Facility, (iv) the interest rate for all loans under the Credit Facility is set at a rate per annum equal to 3.50%, (v) the unused commitment fees are set at a per annum rate of 0.625%, (vi) the letter of credit fees are set at a per annum rate equal to 3.50%, (vii) prohibit the Company and its subsidiaries from incurring additional indebtedness, other than indebtedness under the Credit Facility and (viii) prohibit the Company from declaring or paying any dividends, (ix) prohibit the Company and its subsidiaries from making capital expenditures in an amount greater than $3 million, net of all net cash proceeds received from asset sales. The Waiver separately, at our election, reduces the aggregate commitments under the Credit Facility by $65 million to $60 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with an existing or forecasted financial transaction.  The types of market risks we are exposed to are credit risk, foreign currency risk and interest rate risk.

Credit Risk
Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  Cash equivalents, such as deposits, investments in short-term commercial paper and other money market instruments, are held by major banks.  Our accounts receivable are principally with oil and natural gas service, exploration and production companies and are subject to normal industry credit risks. For a further discussion, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 15" included in this Report.

Interest Rate Risk
At December 31, 2015, we did not have any outstanding debt related to our Credit Facility, which has a variable interest rate that exposes us to interest rate risk. From time to time, we may use derivative financial instruments to manage our interest rate exposures. Exposures arising from changes in prevailing levels of interest rates relative to the contractual rates on our debt may be managed by entering into interest rate swap agreements when it is deemed appropriate. We were not party to any interest rate swaps during the year ended December 31, 2015.

The carrying value of cash, investments in short-term commercial paper, other money market instruments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short-term period to maturity of the instruments. The fair value of our long-term debt depends primarily on current market interest rates for debt issued with similar maturities by companies with risk profiles similar to us.

Foreign Currency Risk
We have extensive operations in foreign countries. On a global basis, our functional currency is the U.S. dollar, which is consistent with much of the oil and gas industry. In addition, our operations have net assets and liabilities not denominated in the functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Over 75% of our revenue in 2015 was denominated in U.S. dollars. However, outside the United States, a significant portion of our expenses are incurred in foreign currencies. Therefore, weakening of currencies against the U.S. dollar may create losses in future periods. Conversely, when local currencies strengthen in relation to the U.S. dollar we experience foreign exchange gains. During the years ended December 31, 2015, 2014 and 2013, the Company reported foreign currency losses of $15.1 million, $7.1 million and $5.3 million, respectively.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tesco Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Tesco Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesco Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesco Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016, expressed an unqualified opinion thereon.

/s/Ernst and Young LLP
Houston, Texas
March 4, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tesco Corporation:

In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Tesco Corporation and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 4, 2014, except for Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2014 Annual Report on Form 10-K, as to which the date is March 31, 2015

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$51,507	$72,466
Accounts receivable trade, net of allowance for doubtful accounts of $8,894 and $5,814 as of December 31, 2015 and 2014, respectively	64,270	128,663
Inventories, net	95,459	114,682
Income taxes recoverable	7,656	9,140
Deferred income taxes	—	8,864
Prepaid and other current assets	17,594	26,874
Total current assets	236,486	360,689
Property, plant and equipment, net	177,716	202,505
Goodwill	—	34,401
Deferred income taxes	598	13,971
Intangible and other assets, net	6,894	7,700
Total assets	$421,694	$619,266
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$25
Accounts payable	14,332	36,053
Deferred revenue	4,382	16,566
Warranty reserves	893	3,370
Income taxes payable	1,430	8,907
Accrued and other current liabilities	21,876	26,781
Total current liabilities	42,913	91,702
Long-term debt	—	—
Other liabilities	2,239	2,144
Deferred income taxes	1,588	12,293
Total liabilities	46,740	106,139
Commitments and contingencies	—	—
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 39,218 and 38,949 shares issued and outstanding at December 31, 2015 and 2014, respectively	212,383	208,999
Retained earnings	127,070	268,627
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	374,954	513,127
Total liabilities and shareholders’ equity	$421,694	$619,266

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the years ended December 31,
	2015	2014	2013
Revenue
Products	$87,534	$230,717	$202,529
Services	192,204	312,274	322,336
	279,738	542,991	524,865
Operating expenses
Cost of sales and services
Products	99,630	177,135	157,514
Services	197,009	256,503	255,877
	296,639	433,638	413,391
Selling, general and administrative	41,901	53,236	49,490
Goodwill impairment	34,401	—	—
Gain on sale of Casing Drilling	—	—	(1,434)
Research and engineering	9,198	9,574	8,578
Total operating expenses	382,139	496,448	470,025
Operating income (loss)	(102,401)	46,543	54,840
Other (income) expense
Interest expense	1,607	1,193	1,001
Interest income	(327)	(204)	(170)
Foreign exchange losses	15,135	7,140	5,270
Other (income) expense	(406)	(30)	(1,547)
Total other expense	16,009	8,099	4,554
Income (loss) before income taxes	(118,410)	38,444	50,286
Income tax provision	15,344	17,008	15,002
Net income (loss)	$(133,754)	$21,436	$35,284
Earnings (loss) per share:
Basic	$(3.43)	$0.54	$0.90
Diluted	$(3.43)	$0.53	$0.89
Dividends declared per share:
Basic	$0.20	$0.15	$—
Weighted average number of shares:
Basic	39,005	39,912	39,090
Diluted	39,005	40,517	39,760

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
Balances at December 31, 2012	38,928	$213,460	$217,911	$35,501	$466,872
Net income	—	—	35,284	—	35,284
Stock compensation related activity	752	11,206	—	—	11,206
Balances at December 31, 2013	39,680	224,666	253,195	35,501	513,362
Net income	—	—	21,436	—	21,436
Dividends declared	—	—	(6,004)	—	(6,004)
Share repurchase	(1,635)	(27,324)	—	—	(27,324)
Stock compensation related activity	904	11,657	—	—	11,657
Balances at December 31, 2014	38,949	208,999	268,627	35,501	513,127
Net loss	—	—	(133,754)	—	(133,754)
Dividends declared	—	—	(7,803)	—	(7,803)
Stock compensation related activity	269	3,384	—	—	3,384
Balances at December 31, 2015	39,218	$212,383	$127,070	$35,501	$374,954

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Operating Activities
Net income (loss)	$(133,754)	$21,436	$35,284
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	38,135	42,009	41,221
Stock compensation expense	3,472	4,744	5,940
Bad debt expense	3,115	4,771	430
Deferred income taxes	10,177	(3,479)	(1,734)
Amortization of financial items	305	304	305
Gain on sale of operating assets	(1,784)	(1,026)	(8,866)
Goodwill impairment	34,401	—	—
Changes in the fair value of contingent earn-out obligations	(940)	(368)	—
Venezuela charges	—	3,256	—
Changes in operating assets and liabilities:
Accounts receivable trade, net	61,478	6,133	(9,682)
Inventories	19,403	(17,160)	27,400
Prepaid and other current assets	7,612	2,602	1,950
Accounts payable and accrued liabilities	(41,324)	(26,017)	9,841
Income taxes payable (recoverable)	(7,144)	1,974	(6,500)
Other noncurrent assets and liabilities, net	234	1,401	(1,330)
Net cash provided by (used in) operating activities	(6,614)	40,580	94,259
Investing Activities
Additions to property, plant and equipment	(15,284)	(38,308)	(38,065)
Cash paid for acquisitions, net of cash acquired	—	(5,000)	(1,914)
Proceeds on sale of operating assets	6,729	4,260	9,171
Proceeds on sale of Casing Drilling, net of transaction costs	—	—	6,164
Other, net	1,668	44	366
Net cash used in investing activities	(6,887)	(39,004)	(24,278)
Financing Activities
Issuances of debt	—	—	9,566
Repayments of debt	(25)	(387)	(9,415)
Proceeds from exercise of stock options	370	6,450	5,347
Dividend distribution	(7,803)	(6,004)	—
Share repurchase program	—	(27,324)	—
Excess tax benefit associated with equity based compensation	—	878	—
Net cash provided by (used in) financing activities	(7,458)	(26,387)	5,498
Change in cash and cash equivalents	(20,959)	(24,811)	75,479
Cash and cash equivalents, beginning of period	72,466	97,277	21,798
Cash and cash equivalents, end of period	$51,507	$72,466	$97,277
Supplemental cash flow information
Cash payments for interest	$513	$462	$532
Cash payments for income taxes, net of refunds	16,131	19,834	23,920
Property, plant and equipment accrued in accounts payable	976	3,343	617

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

Note 2— Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates, including those related to reserves for excess and obsolete inventory, uncollectible accounts receivable, valuation of goodwill, intangible assets and long-lived assets, determination of income taxes, contingent liabilities, self-insurance liabilities, stock-based compensation and warranty provisions.  We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of our assets and liabilities not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid, short-term investments with original maturities of less than three months, which are readily convertible to known amounts of cash.

We maintain restricted cash investments pledged for certain letters of credit and other miscellaneous activity. We classify such restricted cash investment balances in other current assets. The aggregate carrying amounts of our restricted cash investments was $1.0 million and $2.7 million at December 31, 2015 and 2014, respectively.

Allowance for doubtful accounts

We establish an allowance for doubtful accounts receivable based on our historical experience and our assessment of specific outstanding accounts that are probable of loss.  Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine the balance will not be collected.

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

Property, plant and equipment

Property, plant and equipment are carried at cost.  Maintenance and repairs are expensed as incurred.  The costs of replacements, betterments and renewals that extend the useful life are capitalized.  When properties and equipment, other than top drive units in our rental fleet, are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on our consolidated statement of income.  When top drive units in our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services on our consolidated statement of income. Proceeds from the sale of these top drives are included in proceeds from the sale of operating assets and the difference between revenues and the cost of sales and services is included in gain on sale of operating assets in our consolidated statement of cash flows.

Property, plant and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. The Company determined that the appropriate level to group its assets for impairment purposes is: (1) Top Drive assets and (2) Tubular Services assets. If, upon review, the sum of the undiscounted pretax cash flows for an asset group is less than the carrying value of the asset group, the carrying value is written down to estimated fair value and reported as an impairment charge in the period in which the determination of the impairment is made.  Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants.  Long-lived assets committed by management for disposal within one year are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, or the present value of expected future cash flows as previously described.

Depreciation and amortization of property, plant and equipment, including capital leases, is computed on the following basis:

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

As we had an impairment indicator as of December 31, 2015, we reviewed our property, plant and equipment for impairment, however, the results of the analysis did not indicate any impairment.

Goodwill and other intangible assets

Goodwill, resulting from business combinations, is initially recorded at acquisition-date fair value.  Goodwill is not amortized but is subject to an annual impairment test, which we perform as of December 31, or upon the occurrence of a triggering event.  An impairment loss is recognized when the fair value of our goodwill is less than the carrying amount of that goodwill. We perform our goodwill impairment tests at the reporting unit level using the Income Approach and Market Approach.

As a result of our annual impairment test as of December 31, 2015, we have fully impaired $32.7 million and $1.7 million of goodwill assigned to our Tubular Services and Top Drive reporting units, respectively. During the years ended December 31, 2014 and 2013 management concluded that goodwill was not impaired.

Intangible assets that have finite useful lives are capitalized at their acquisition-date fair value and amortized on a straight-line basis over their estimated useful lives.  Our intangible assets that have finite useful lives consist primarily of customer relationships, patents and non-compete agreements.  We review our intangible assets for impairment when circumstances indicate their carrying values may not be recoverable as measured by the amount their carrying values are exceeded by their fair values. Our intangible assets are evaluated for impairment as a component of the fixed asset groups discussed above.

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

Per share information

Basic earnings (loss) per share of common stock is calculated using the weighted average number of our shares outstanding during the period.

Diluted earnings (loss) per share of common stock is calculated using the treasury stock method, under which we assume proceeds obtained upon exercise of "in the money" share-based payments, granted under our compensation plan, would be used to purchase our common shares at the average market price during the period.  Diluted earnings (loss) per share includes the shares used in the basic net income calculation, plus our unvested restricted shares, performance stock units and outstanding stock options, to the extent that these instruments dilute earnings (loss) per share.  No adjustment to basic earnings (loss) per share is made if the result of the diluted earnings (loss) per share calculation is anti-dilutive.

Revenue recognition

We recognize revenue when the earnings process is complete, persuasive evidence of an arrangement exists, price is fixed or determinable and collectability is reasonably assured. For product sales, revenue is recognized upon delivery when title and risk of loss of the equipment is transferred to the customer, with no right of return. For revenue other than product sales, we recognize revenue as the services are rendered based upon agreed daily, hourly or job rates.

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

Top Drive Rentals and Tubular Services - Revenue generated from specific time, materials and equipment contracts is based upon agreed daily, hourly or job rates and price and recognized as amounts are earned in accordance with the contract terms. Revenue generated from materials and equipment sales is recognized upon delivery in accordance with the contract terms.

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

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock, restricted stock units, performance share units and other stock-based awards to eligible directors, officers, employees and other persons.  We measure stock-based compensation cost for awards as of grant date, based on the estimated fair value of the award less an estimated rate for pre-vesting forfeitures.  For stock option grants, we use a Black-Scholes valuation model to determine the estimated fair value. For market-based performance awards, we use a Monte Carlo simulation model to determine the estimated fair value. For restricted stock units, the fair value is the average of the high and low price of our stock as traded on the NASDAQ Stock Market on the date of grant.

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

Foreign currency translation

The U.S. dollar is the functional currency for all of our worldwide operations.  Our cumulative translation adjustment of $35.5 million included in accumulated other comprehensive income resulted from the translation of assets and liabilities of our Canadian operations, which used the Canadian dollar as the functional currency prior to January 1, 2010. This cumulative translation adjustment will be adjusted only in the event of a full or partial disposition of our Canadian operations.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-2, Leases (Topic 842) which is a comprehensive new leases standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent in the financial statements. The classification change for all deferred taxes as noncurrent simplifies entities' processes as it eliminates the need to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We elected to early adopt this accounting standard as of December 31, 2015 and applied it prospectively. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out ("LIFO") or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In May 2014, the FASB issued ASU 2019-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective January 1, 2018, with early adoption permitted on January 1, 2017. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

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

Note 5––Details of Certain Accounts

At December 31, 2015 and 2014, prepaid and other current assets consisted of the following (in thousands):

	2015	2014
Prepaid taxes other than income taxes	$4,048	$4,168
Prepaid insurance	1,144	3,481
Other prepaid expenses	3,220	6,237
Deposits	4,295	4,293
Restricted cash	996	2,664
Non-trade receivables	2,105	1,503
Deferred job costs	1,786	4,528
	$17,594	$26,874

At December 31, 2015 and 2014, accrued and other current liabilities consisted of the following (in thousands):

	2015	2014
Accrued payroll and benefits	$12,448	$18,202
Accrued taxes other than income taxes	4,173	4,194
Other current liabilities	5,255	4,385
	$21,876	$26,781

Note 6—Inventories

At December 31, 2015 and 2014, inventories, net of reserves for excess and obsolete inventories, by major classification were as follows (in thousands):

	2015	2014
Raw materials	$53,595	$67,275
Work in progress	1,944	2,866
Finished goods	39,920	44,541
	$95,459	$114,682

We evaluated the carrying value of our global inventory by estimating part-by-part inventory turnover and we projected sales estimates based on the current operating environment and the timing of forecasted economic recovery. Based on our analysis, we determined that certain inventory items had a net realizable value that was less than its carrying amount. Accordingly, we recorded an aggregate inventory charge of $13.5 million for the year ended December 31, 2015. No charges were taken during 2014.

Reserves for inventory included on our consolidated balance sheets at December 31, 2015 and 2014 were $11.8 million and $2.7 million, respectively.

Note 7—Property, Plant and Equipment

At December 31, 2015 and 2014, property, plant and equipment, by major category were as follows (in thousands):

	2015	2014
Land, buildings and leaseholds	$27,890	$27,488
Drilling equipment	362,556	359,533
Manufacturing equipment	16,303	14,302
Office equipment and other	33,056	32,836
Capital work in progress	575	9,621
	440,380	443,780
Less: Accumulated depreciation	(262,664)	(241,275)
	$177,716	$202,505

The net book value of used top drive rental equipment sold included in cost of sales and services on our consolidated statements of income was $0.5 million, $2.2 million and $3.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

We assumed capital leases with our acquisition of Premiere Casing Services - Egypt S.A.E ("Premiere"). During the year ended December 31, 2015 we paid off our remaining capital leases.

At December 31, 2015 and 2014, capital leases included in property, plant and equipment, at cost, by major category were as follows (in thousands):

	2015	2014
Office equipment and other	$—	$598
	—	598
Less: Accumulated depreciation	—	(572)
	$—	$26

Depreciation and amortization expense is included on our consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales and services	$36,113	$39,376	$38,522
Selling, general & administrative expense	2,022	2,633	2,699
	$38,135	$42,009	$41,221

Note 8—Fair Value of Financial Instruments

We classify and disclose assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 — quoted prices in active markets for identical assets and liabilities;

•	Level 2 — observable market based inputs or unobservable inputs that are corroborated by market data

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$51,507	$51,507	$—	$—
Contingent earn-out obligations	$74	$—	$—	$74

Cash and cash equivalents approximated their fair value due to the short-term nature of the accounts.

The valuation of our contingent earn-out obligation (see further discussion in "Note 4") is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The discount rate used to calculate the contingent earn-out obligation is calculated by weighting our after-tax required returns on debt and equity by their respective percentages of total capital plus a certain premium. The return required by each class of investor reflects the rate of return investors would expect to earn on other investments of equivalent risk. We determined it would be appropriate to use a discounted rate equal to our weighted average cost of capital ("WACC") of 9.0% plus a 5% premium due to current market risk conditions for a total discount rate of 14.0%. Performing a sensitivity analysis on the discount rate for the contingent earn-out obligation, we noted that the fair value would decrease approximately 6% to 7% for every 10% increase in the discount rate.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands):

Balance at beginning of year	$1,014
Issuances	—
Settlements	—
Adjustments to fair value	(940)
Balance at December 31, 2015	$74

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. Other than the impairment of goodwill discussed in Note 12, we did not recognize any impairments on those assets required to be measured at fair value on a nonrecurring basis.

Note 9—Long Term Debt

Long term debt consists of the following (in thousands):

	December 31,
	2015	2014
Capital leases	$—	$25
Other notes payable	—	—
Current portion of long-term debt	—	(25)
Non-current portion of long-term debt	$—	$—

We entered into our Second Amended and Restated Credit Agreement on April 27, 2012 (the "Credit Facility"), to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the "Revolver"). The Credit Facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017.  The Credit Facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York. We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the Credit Facility. Amounts available under the Revolver are reduced by letters of credit issued under our Credit Facility, not to exceed $50 million in the aggregate. Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants. The Credit Facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth and limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures and a fixed charge coverage ratio. The Credit Facility prohibits incurring any additional indebtedness outside the existing Credit Facility in excess of $50 million and contains other restrictions, including paying cash dividends to shareholders, which are standard to the industry. All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the Credit Facility.

At December 31, 2015, we had no outstanding borrowings under the Revolver and $1.3 million in letters of credit outstanding within our Credit Facility. On February 29, 2016, we received a waiver under the Credit Facility ("the Waiver") for the Company's failure to comply with certain financial covenants under the Credit Facility as of the end of the fiscal quarter ending December 31, 2015. The Waiver is effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending March 31, 2016.

Under the Credit Facility, the Company is required to, among other things, (i) not permit the leverage ratio to be greater than 3.00 to 1.0 at any time, (ii) maintain a consolidated net worth of not less than $394.2 million as of the end of the fiscal quarter ending December 31, 2015, (iii) not permit the interest coverage ratio to be less than 3.00 to 1.0 as of the end of any fiscal quarter, and (iv) if the leverage ratio is greater than 2.0 to 1.0 as of the end of any fiscal quarter, not permit the consolidated capital expenditures to be greater than the sum of consolidated EBITDA calculated for the most-recently completed four fiscal quarters plus net cash proceeds from asset sales for the most-recently completed four fiscal quarters. As of the end of the fiscal quarter ending December 31, 2015, the Company had a leverage ratio of (0.33), a consolidated net worth of $375.0 million and an interest coverage ratio of (2.5). Under the Waiver, the lenders waived any failure of the Company to maintain the requisite leverage ratio, consolidated net worth and interest coverage ratio covenants under the Credit Facility as of the end of the fiscal quarter ending December 31, 2015. In the same waiver, the lenders waived compliance with the consolidated capital expenditures covenants though the Company was in compliance as of December 31, 2015.

The Waiver includes the following restrictions on the Company, which will be effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and a compliance certificate, both with respect to the fiscal quarter ending March 31, 2016: (i) other than borrowings to make payments under outstanding letters of credit, the Company may not request any revolving loans under the Credit Facility, (ii) the Company may not request any swingline loans, (iii) the Company’s outstanding letters of credit shall not exceed $10 million, with no more than $3 million of such $10 million constituting letters of credit under the Credit Facility, (iv) the interest rate for all loans under the Credit Facility is set at a rate per annum equal to 3.50%, (v) the unused commitment fees are set at a per annum rate of 0.625%, (vi) the letter of credit fees are set at a per annum rate equal to 3.50%, (vii) prohibit the Company and its subsidiaries from incurring additional indebtedness, other than indebtedness under the Credit Facility and (viii) prohibit the Company from declaring or paying any dividends, (ix) prohibit the Company and its subsidiaries from making capital expenditures in an amount greater than $3 million, net of all net cash proceeds received from asset sales. The Waiver separately, at our election, reduces the aggregate commitments under the Credit Facility by $65 million to $60 million.

Note 10—Shareholders’ Equity and Stock-Based Compensation

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2015	2014	2013
Basic weighted average number of shares outstanding	39,005	39,912	39,090
Dilutive effect of stock compensation awards	—	605	670
Diluted weighted average number of shares outstanding	39,005	40,517	39,760
Anti-dilutive options excluded from calculation due to exercise prices	—	355	636

There were approximately 217,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company is in a net loss position for the year ended December 31, 2015. The inclusion of the shares would be anti-dilutive.

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock units, performance share units and other stock-based awards to eligible directors, officers, employees and other persons.  The maximum number of shares that may be issued under our incentive plan may not exceed 10% of the issued and outstanding shares of our common stock. As of December 31, 2015, 3,921,752 shares of our common stock were authorized for grants of stock-based awards and 1,656,176 shares were available for future grants.

Stock options

We grant options to our employees at an exercise price that may not be less than the market price on the date of grant.  Stock options granted under our incentive plan have historically vested equally over a three year period and expired no later than seven years from the date of grant. The following is a summary of our stock option transactions for the year ended December 31, 2015:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share		Weighted- Average Contractual Term	Aggregate Intrinsic Value
U.S. dollar denominated options				(in years)	(in thousands)
Outstanding at December 31, 2014	996,407		$15.04
Granted	254,700		$8.15
Exercised	(45,600)		$8.12
Forfeited	(39,836)		$13.48
Expired	(175,799)		$23.04
Outstanding at December 31, 2015	989,872		$12.22	4.30		$—
Vested at December 31, 2015 or expected to vest in the future	972,355		$12.27	4.26		$—
Exercisable at December 31, 2015	574,430		$13.45	2.76		$—
Canadian dollar denominated options
Outstanding at December 31, 2014	15,600	C$	24.67
Granted	—	C$	—
Exercised	—	C$	—
Forfeited	—	C$	—
Expired	(15,600)	C$	24.67
Outstanding at December 31, 2015	—	C$	—	0	C$	—
Vested at December 31, 2015 or expected to vest in the future	—	C$	—	0	C$	—
Exercisable at December 31, 2015	—	C$	—	0	C$	—

During 2015, 2014 and 2013, we recognized $0.7 million, $1.7 million and $1.9 million, respectively, of pre-tax compensation expense for stock options, including forfeiture credits, and recorded $0.0 million, $0.6 million and $0.6 million of income tax benefits, respectively.  Total compensation cost related to unvested option awards not yet recognized at December 31, 2015 was approximately $1.1 million, which is expected to be recognized over a weighted average period of 2.2 years.  Options exercised during the years ended December 31, 2015, 2014 and 2013 had a total intrinsic value of $0.0 million, $4.8 million and $3.2 million, respectively, generated $0.4 million, $6.5 million and $5.3 million of cash proceeds, respectively, and generated $0.0 million, $1.7 million and $1.0 million of associated income tax benefit in 2015, 2014 and 2013, respectively.

Fair Value Assumptions

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model based on several assumptions.  These assumptions are based on management's best estimate at the time of grant.  For the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value per share of options granted was $2.46, $4.83 and $7.93 per share, respectively.

Listed below is the weighted average of each assumption based on grants for years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Weighted average risk-free interest rate	1.6%	1.5%	1.3%
Expected dividend yield	2.45%	1.4%	—%
Expected life (years)	4.5	4.5	4.5
Weighted average expected volatility	44%	47%	52%
Weighted average expected forfeiture rate	3%	2%	2%

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

Restricted Stock Units

We grant restricted stock units under our incentive plan, which generally vest equally in three annual installments from the date of grant and entitle the grantee to receive the value of one share of our common stock for each vested restricted stock unit.  A summary of our restricted stock transactions for the year ended December 31, 2015 is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2014	573,541	$13.60
Granted	575,000	$8.23
Vested	(221,278)	$13.44
Forfeited	(115,383)	$13.87
Unvested at December 31, 2015	811,880	$9.80

During 2015, 2014 and 2013, we recognized $2.9 million, $2.5 million and $3.0 million of pre-tax compensation expense, including forfeiture credits, respectively, on restricted stock units and recorded $0.0 million, $0.8 million and $0.9 million of income tax benefits, respectively.  Total compensation cost related to unvested restricted stock units not yet recognized at December 31, 2015 was approximately $6.1 million, which is expected to be recognized over a weighted average period of 2.6 years.  The grant date fair value of our restricted stock granted during 2015, 2014 and 2013 was $4.7 million, $4.4 million and $3.9 million, respectively.

Performance Stock Units

For performance stock units granted in December 2015, the performance period runs for three years beginning on January 1, 2016 until December 31, 2018. It is then followed by a short, time-based vesting period to permit adequate time to calculate performance. The award is based on the annual performance of our stock price as compared to the stock price of a group of our peers. The performance stock unit performance objective multiplier could range from zero (when threshold performance is not met) to a maximum of two times the initial award.

For performance stock units granted in December 2014, the performance period runs for three years beginning on the January 1, 2015 until December 31, 2017. It is then followed by a short, time-based vesting period to permit adequate time to calculate performance. We had two types of performance stock units; the first type is contingent upon the three year cumulative earnings per share achieved by the Company ("EPS") as measured against sliding targets that vary based on the revenue achieved over that same period and the second type is based on the three year average return on capital employed ("ROCE") as measured against targets that vary based on the revenue achieved over that same period. The performance stock unit performance objective multiplier could range from zero to a maximum of two times the initial award for each type of performance stock unit.

A summary of our performance stock units for the year ended December 31, 2015 is presented below:

	Number of Performance Stock Units	Weighted- Average Fair Value at Reported Date
Unvested at December 31, 2014	427,700	$13.08
Granted	156,568	$10.80
Vested	(47,468)	$10.16
Forfeited	(137,900)	$13.08
Expired	—	$—
Unvested at December 31, 2015	398,900	$12.54

During 2015, 2014 and 2013, we recognized $(0.1) million, $0.5 million and $1.0 million, respectively, of pre-tax compensation expense (benefit), including forfeiture credits, on performance stock units and recorded $0.0 million, $0.4 million and $0.4 million, respectively, of income tax benefits.  Total compensation cost related to unvested performance stock units not yet recognized at December 31, 2015 was approximately $3.4 million, which is expected to be recognized over a weighted average period of 2.5 years.  The grant date fair value of our performance stock units granted during 2015, 2014 and 2013 was $1.7 million, $2.9 million and $1.9 million, respectively.

On August 21, 2014, our CEO announced his retirement and resignation from Tesco, effective January 1, 2015. Under the terms of the related retirement agreement, upon retirement all unexercised and unexpired stock options granted prior to December 31, 2013 became vested 100%. Consequently, the vesting date of the unexercised options was accelerated to January 1, 2015 and accordingly, the remaining unamortized expense of $0.3 million was recognized over the final service period. In addition, all unvested restricted stock units and performance stock units were cancelled, which resulted in reversal of previously recognized expense of $0.8 million at December 31, 2014. In addition, transition and retirement cash bonuses of $2.3 million were paid under this agreement.

Note 11—Income Taxes

We are an Alberta, Canada corporation.  We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income (loss) before income taxes consisted of the following (in thousands):

	December 31,
	2015	2014	2013
Canada	$(39,121)	$9,696	$2,665
United States	(60,645)	3,504	1,422
Other international	(18,644)	25,244	46,199
Income (loss) before taxes	$(118,410)	$38,444	$50,286

Our income tax provision consisted of the following (in thousands):

	December 31,
	2015	2014	2013
Current:
Canada	$(1,809)	$1,153	$(940)
United States	(375)	(849)	1,161
Other international	7,351	20,183	16,515
Total current	5,167	20,487	16,736
Deferred:
Canada	10,841	(691)	15
United States	(8,526)	2,660	47
Other international	7,862	(5,448)	(1,796)
Total deferred	10,177	(3,479)	(1,734)
Income tax provision	$15,344	$17,008	$15,002

Since we are taxable in a number of jurisdictions around the world, our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate was 26.4% for 2015 and was 25% for 2014 and 2013.

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax expense (benefit) at statutory tax rate	(26.4)%	25.0%	25.0%
Effect of:
Tax rates applied to earnings not attributed to Canada	(2.6)	13.7	5.8
U.S. state taxes	0.1	1.3	1.3
Non-deductible expenses	3.8	3.3	0.3
Foreign exchange adjustments	2.2	0.2	2.8
Change in valuation allowance	34.7	2.4	0.7
Research and development tax credits	(0.7)	(3.1)	(2.1)
Change in uncertain tax positions and tax audit assessments	(0.1)	1.0	(2.6)
Other	2.0	0.4	(1.4)
Tax expense (benefit) at effective tax rate	13.0%	44.2%	29.8%

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its basis as reported on our consolidated financial statements.  The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in the jurisdictions in which we have operations.

	December 31,
	2015	2014
Deferred tax assets:
Loss carryforwards	$26,766	$6,837
Accrued liabilities and reserves	9,612	10,358
Tax credit carryforwards	3,526	2,982
Property, plant and equipment	14,005	12,133
Stock compensation	1,756	2,579
Intangibles	4,432	—
Deferred tax assets	60,097	34,889
Less: Valuation allowance	(47,063)	(6,624)
Total deferred tax assets	$13,034	$28,265
Deferred tax liabilities:
Property, plant and equipment	(13,309)	(13,683)
Intangible assets	(306)	(3,588)
Other	(409)	(452)
Total deferred tax liabilities	$(14,024)	$(17,723)
Net deferred tax assets (liabilities)	$(990)	$10,542

Deferred tax assets relating to tax benefits of employee stock-based compensation have been reduced to reflect stock options exercised and restricted stock units and performance share units that vested during the year. Some exercises and vestings result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant ("windfalls"). Although these additional tax benefits or "windfalls" are reflected in gross net operating loss carryforwards reflected on our tax returns, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable.

For the year ended December 31, 2015, we generated net operating losses in Canada, U.S. and other international jurisdictions. In Canada and the U.S. we are able to carry a portion of these losses back to previous years to offset prior year income and generate tax refunds of $2.0 million. The remainder of the net operating losses are carried forward. We also had deferred tax assets related to various tax credit carryforwards in Canada and the U.S. At December 31, 2015, we had $26.8 million and $3.5 million of deferred tax assets related to net operating loss and tax credit carryforwards, respectively. We have recorded a valuation allowance on the entire balance of these carryforward deferred tax assets since it is more likely than not that future income necessary to utilize these carryforwards will not be realized.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in foreign subsidiaries of $135.0 million on the basis that these earnings will continue to be used to finance the activities of these subsidiaries. It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2014, we had an accrual for uncertain tax positions of $2.6 million. During 2015, we reduced our accrual by $1.0 million in uncertain tax positions for prior year as we effectively settled the related examinations with no payment of tax and increased our accrual by $0.1 million in uncertain tax positions for the current year. We reversed $0.2 million due to a lapse in the statute of limitations, leaving a balance of $1.5 million at December 31, 2015.  Out of the $1.5 million, $0.2 million is included in a current liability, as we expect resolution within the next twelve months. The remaining $1.3 million is included in long term liabilities. The total amount of the $1.5 million unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance, beginning of year	$2,553	$1,904	$3,594
Decreases in tax positions for prior years	(994)	—	—
Increase in tax positions for prior years	—	556	—
Increase in tax positions for current year	94	299	308
Legal settlements	—	—	(1,998)
Lapse in statute of limitations	(178)	(206)	—
Balance, end of year	$1,475	$2,553	$1,904

Interest related to uncertain tax positions is recognized in interest expense and penalties related to uncertain tax positions are recognized in other expense on our consolidated statements of income. At December 31, 2015 and December 31, 2014, we had accrued $0.1 million, respectively, for the potential payment of interest and penalties on uncertain tax positions.

We are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2007. We are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2012.

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

Note 12—Goodwill and Other Intangible Assets

Goodwill

A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). As such, the first step to identifying reporting units is to identify the operating segments in accordance with ASC 280, Segment Reporting. Consistent with prior years, we have identified four operating segments. These four operating segments are defined by the Company as Top Drive, Tubular Services, Research and Engineering and Corporate. The Research and Engineering and Corporate segments are allocated to the Top Drive and Tubular Services operating segments for purposes of goodwill impairment testing. Prior to 2014, we also had a Casing Drilling operating segment but it was disposed of in 2012. For the year ended December 31, 2014, we had $32.7 million and $1.7 million of goodwill assigned to our Tubular Services and Top Drive reporting units, respectively.

The goodwill impairment review is performed annually as of December 31 or upon the occurrence of a triggering event. At December 31, 2015, we utilized the Income Approach (50% weighted) and the Market Approach (50% weighted) to test for impairment. The 2015 impairment test utilized the rolling annual forecasts and our multi-year forecast for the Income Approach and certain financial information of publicly traded peer companies for the Market Approach. The Income Approach estimated fair value through the present value of future discounted cash flows and the Market Approach estimated fair value by applying industry ratios to each reporting unit. Included in the Income Approach are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated WACC. We calculated the WACC by weighting the after tax required returns on debt and equity by their respective percentages of total capital plus a current market risk factor. For the Market Approach, we identified peer companies for each reporting unit by focusing on companies which competed in either the Top Drive or Tubular Services businesses. We used three common multiples for each reporting units and applied them to Tesco’s historical performance metrics in order to estimate the fair value of each reporting unit using the Market Approach.

During the year ended December 31, 2015, we noted declines in the market value of our stock, oil and natural gas prices and utilization. Due to these indicators, step one of our annual impairment test concluded that the fair value of each of our reporting units was less than the carrying value of its net assets. As a result, we performed the second step of the impairment test, which compares the implied fair value of the reporting unit goodwill to the carrying value of that goodwill. The step two impairment test indicated that the goodwill for our reporting units was fully impaired. Accordingly, we recognized an aggregate impairment of $34.4 million as of December 31, 2015.

We did not recognize any impairment charges related to goodwill during the years ended December 31, 2014 and 2013.

At December 31, 2015 and 2014, the change in the carrying amount of goodwill were as follows (in thousands):

	December 31,
	2015	2014
Balance, beginning of year	$34,401	$32,732
Acquisitions (See Note 4)	—	1,669
Impairments	(34,401)	—
Balance, end of year	$—	$34,401

Other intangible assets

At December 31, 2015 and 2014, the estimated useful life, carrying amount and accumulated amortization of our intangible assets were as follows (in thousands):

		2015			2014
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net intangible assets	Gross carrying amount	Accumulated amortization	Net intangible assets
Amortized intangible assets
Customer relationships	7 - 10 years	$6,325	$(4,593)	$1,732	$6,325	$(4,067)	$2,258
Patents	10 - 14 years	2,521	(1,923)	598	2,521	(1,730)	791
Non-compete agreements	5 years	2,010	(1,991)	19	2,010	(1,967)	43
Other	7 - 10 years	2,938	(1,286)	1,652	2,938	(980)	1,958
		$13,794	$(9,793)	$4,001	$13,794	$(8,744)	$5,050

Amortization expense related to our intangible assets for the years ended December 31, 2015, 2014 and 2013, was $1.0 million, $1.5 million and $1.2 million, respectively, and is included in cost of sales and services in our consolidated statements of income. Future estimated amortization expense related to our intangible assets for the next five years is expected to be as follows (in thousands):

Years ending December 31,	Amortization expense
2016	$1,030
2017	978
2018	878
2019	485
2020	331

The approximate remaining weighted-average useful lives for the various asset classes are as follows: (1) Customer Relationships - 3.5 years, (2) Patents - 3.3 years, (3) Non-Compete agreements - 0.8 years and (4) Other - 5.9 years

We did not recognize any impairment losses on our intangible assets during the years ended December 31, 2015, 2014 or 2013.

Note 13—Warranties

Changes in our warranty accrual for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Balance, beginning of year	$3,370	$2,389
Provisions	2,144	3,120
Expirations	(1,099)	(1,001)
Claims	(3,522)	(1,138)
Balance, end of year	$893	$3,370

In 2015, we recorded additional warranty expense of $1.5 million related to operational issues related to our catwalk units. During 2014, a specific warranty reserve was recorded at an estimated cost of $1.5 million to correct issues with quills installed on 15 specific customer owned top drive units, which were found to have the incorrect design specifications.

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

Weatherford Litigation

Weatherford International, Inc. and Weatherford/Lamb Inc. (together, "Weatherford") filed suit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division in December 2007 (the "Marshall Suit"), alleging infringement of certain Weatherford patents. In August 2008, we filed a patent infringement suit against Weatherford, National Oilwell Varco, L.P., Offshore Energy Services, Inc. and Frank's Casing Crew & Rental Tools, Inc. in the U.S. District Court for the Southern District of Texas - Houston Division (the "Houston Suit"). The Houston Suit claimed infringement of two of our patents related to our CDS. We settled the Marshall Suit and Houston Case with Weatherford on January 11, 2011. We settled the Houston Suit with the other defendants and a joint motion to dismiss was granted by the U.S. District Court in April 2015.

Federal and State Unpaid Overtime Action

The Company is currently participating in an arbitration, based on the Company’s dispute resolution process, with 38 current and former employees (the "Employees") who had worked or are working in various states. The Employees claim that they are owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act ("FLSA") and the applicable state laws of various states, including New Mexico and Colorado. The case is assigned to a three- judge panel of arbitrators. On October 22, 2015, an arbitration panel agreed that the case could proceed as a class action. If a class is ultimately certified, discovery will begin. At December 31, 2015 and as of the date of this report, we maintain an estimated reserve for potential exposure.

Other contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts.  At December 31, 2015 and 2014, our total exposure under outstanding letters of credit was $5.4 million and $8.3 million, respectively.

At December 31, 2015, the accounts receivable balance included approximately $2.0 million of accounts receivables from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute. We are seeking collection of this amount through an official dispute resolution process with the customer. These receivables have not been reserved at December 31, 2015 as we believe the probable outcome of the dispute resolution process will be favorable.

Commitments

We have operating lease commitments expiring at various dates, principally for administrative offices, operation facilities and equipment.  Rental expense for all operating leases was $11.3 million, $8.3 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2015 are as follows (in thousands):

Years ending December 31,	Minimum lease commitments
2016	$7,126
2017	5,185
2018	3,375
2019	2,302
2020	1,573
Thereafter	4,791
Total	24,352

As of December 31, 2015, we had $8.5 million in manufacturing purchase commitments for executed purchase orders that were submitted to respective vendors.

Note 15—Segment Information

Business segments

Prior to the sale of the Casing Drilling business during the second quarter of 2012, our five business segments were: Top Drive, Tubular Services, Casing Drilling, Research and Engineering and Corporate and Other. On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment, which consisted of the proprietary Casing Drilling™ technology. Our Top Drive segment is comprised of top drive sales, top drive rentals and after-market sales and service. Our Tubular Services segment includes both our automated and conventional tubular services. Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale. Our Corporate and Other segment consists of expense at the corporate level, which includes general and administrative costs and selling, marketing and other expenses that are not directly related to or allocated down to other segments in our internal reporting.

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

Certain sales and marketing activities, financing activities, corporate general and administrative expenses and other (income) expense and income taxes are not allocated to our business segments.

Significant financial information relating to these segments is as follows (in thousands):

	Year Ended December 31, 2015
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate & Other	Total
Revenue	$145,708	$134,030	$—	$—	$—	$279,738
Depreciation and amortization	8,414	25,435	—	11	4,275	38,135
Operating loss	(18,857)	(46,124)	—	(9,198)	(28,222)	(102,401)
Other expense						(16,009)
Loss before income taxes						$(118,410)

	Year Ended December 31, 2014
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate & Other	Total
Revenue	$318,786	$224,142	$63	$—	$—	$542,991
Depreciation and amortization	10,909	26,392	1	65	4,642	42,009
Operating income (loss)	58,628	35,514	(632)	(9,574)	(37,393)	46,543
Other expense						(8,099)
Income before income taxes						$38,444

	Year Ended December 31, 2013
	Top Drive	Tubular Services	Casing Drilling	Research & Engineering	Corporate & Other	Total
Revenue	$311,570	$212,671	$624	$—	$—	$524,865
Depreciation and amortization	11,639	24,989	2	65	4,526	41,221
Operating income (loss)	67,998	35,850	2,124	(8,578)	(42,554)	54,840
Other expense						(4,554)
Income before income taxes						$50,286

Other Charges

In response to the continued downturn in the energy industry and its corresponding impact on our business outlook, we continued certain cost rationalization efforts throughout 2015. Accordingly, we recorded restructuring charges in continuing operations, primarily related to headcount reductions, of $10.9 million for the year ended December 31, 2015. The following table presents these charges and the related income statement classification to which the charges are included (in thousands):

	Year Ended December 31, 2015	Income Statement Classification
Restructuring Costs
Top Drive	$5,438	Cost of sales and services - Products
Tubular Services	3,932	Cost of sales and services - Services
Corporate and Other	1,500	Selling, general and administrative
	$10,870

Geographic areas

We attribute revenue to geographic regions based on the location of the customer.  Generally, for service activities, this will be the region in which the service activity occurs.  For equipment sales, this will be the region in which the sale transaction is completed and title transfers.  Our revenue by geographic area for the past three fiscal years was as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$81,385	$185,086	$149,428
Canada	19,129	60,677	48,328
South America	58,667	89,014	77,913
Asia Pacific	32,909	55,322	55,288
Mexico	26,137	36,989	52,424
Russia	15,049	57,482	91,827
Europe, Africa and Middle East	46,462	58,421	49,657
Total	$279,738	$542,991	$524,865

Our physical location of our net property, plant and equipment by geographic area as of December 31, 2015 and 2014 was as follows (in thousands):

	Top Drive	Tubular Services	Overhead, Corporate & Other	December 31, 2015
United States	$19,198	$32,479	$10,434	$62,111
Mexico	21,655	1,982	156	23,793
South America	8,610	7,406	832	16,848
Asia Pacific	6,368	14,444	863	21,675
Russia	15,975	280	8	16,263
Europe, Africa and Middle East	8,645	16,262	2,841	27,748
Canada	1,498	2,341	5,439	9,278
Total	$81,949	$75,194	$20,573	$177,716

	Top Drive	Tubular Services	Overhead, Corporate & Other	December 31, 2014
United States	$17,128	$35,914	$10,180	$63,222
Mexico	26,925	2,002	387	29,314
South America	10,047	9,496	740	20,283
Asia Pacific	6,773	19,000	590	26,363
Russia	16,516	454	8	16,978
Europe, Africa and Middle East	7,738	20,721	3,878	32,337
Canada	2,904	5,245	5,859	14,008
Total	$88,031	$92,832	$21,642	$202,505

Venezuela Charges

Since early 2014, we have been reviewing and monitoring our operations in Venezuela given the deterioration of the political, business environment and security over the last year have pointed towards ever increasing risk in the country. Furthermore, the continued devaluation of local currency coupled with delayed and/or uncollectible payments from our customers, have made our ability to collect receivables increasingly difficult. As business conditions in Venezuela continued to deteriorate in the fourth quarter of 2014, we assessed the recoverability of our long-lived assets in the country. We performed an undiscounted cash flow assessment and concluded the future undiscounted cash flows did not recover the net book value of the long-lived assets based on our current assumptions of the Venezuelan operations. As such we estimated the fair value of the long-lived assets based on the estimated market value of the asset base within Venezuela using indications of what a knowledgeable, willing buyer would pay to a knowledgeable, willing seller in the market and recorded a charge of approximately $0.6 million as of December 31, 2014. Given the same circumstances, we also applied the lower of cost or market principle to the value of our inventory in country and concluded that it was probable that we would not recover the cost basis in our inventory. Accordingly we applied the lower of cost methodology to value our inventory and recorded an inventory charge of $1.0 million to properly state the inventory at net realizable value as of December 31, 2014. Further, we concluded based on recent billing approval and payment history that we had a probability of loss on the recovery of our accounts receivable with Petróleos de Venezuela, S.A. companies and recorded an increase in the allowance for doubtful accounts for $1.6 million.

As of December 31, 2014, the total aggregate charges recorded in Venezuela were $3.2 million of which $1.6 million was recorded as cost of sales and services related to impairment loss on long-lived assets and write down of the inventory to net realizable value and $1.6 million as selling, general and administrative costs pertaining to the increase for the allowance for doubtful accounts.

On November 9, 2015, we completed the sale of substantially all of our Venezuelan fixed assets and inventory for total cash consideration of $2.5 million. As of December 31, 2015, we have recorded a reserve of $1.5 million against the outstanding sale proceeds. In connection to the sale, we recognized a net loss of $0.5 million.

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

On December 17, 2015, the government of Argentina announced the end of most of its currency controls and allowed the Argentine Peso to be traded freely. Consequently, the Peso weakened 32% against the U.S. Dollar, resulting in a $6.1 million foreign exchange loss for the month of December 2015. The lifting of currency controls, however, permits us more cost effective access to cash generated in Argentina.

Procurement of materials and supplies

We procure materials and components from many different vendors located throughout the world.  A portion of these components are electrical in nature, including permanent magnet motors, induction motors and drives.  We also purchase hydraulic components, such as motors, from certain suppliers located in the United States.  In order to manufacture many of our proprietary parts, we require substantial quantities of steel.  We select our component sources from, and establish supply relationships with, vendors who are prepared to develop components and systems that allow us to produce high performance, reliable and compact machines.  For both our electric and hydraulic top drive systems we source key components, such as AC motors, power electronics and hydraulic systems from vendors who have developed these components for commercial, often non-oilfield applications and who have adapted them for service conditions specific to our applications.  Consequently, our ability to maintain timely deliveries and to provide long term support of certain models may depend on the supply of these components and systems.  We attempt to minimize risks associated with this dependency through the development of supply agreements to maintain acceptable levels of ready components.

Note 16—Quarterly Financial Data (unaudited)

The following table presents unaudited quarterly financial data for 2015 and 2014 (in thousands, except for per share amounts):

	For the 2015 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$91,670	$74,451	$61,397	$52,220
Operating loss	(5,638)	(13,718)	(15,719)	(67,326)
Net loss	(8,252)	(27,490)	(19,902)	(78,110)
Loss per share:
Basic	$(0.21)	$(0.71)	$(0.51)	$(2.00)
Diluted	$(0.21)	$(0.71)	$(0.51)	$(2.00)

	For the 2014 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$121,398	$145,106	$141,946	$134,541
Operating income	9,105	18,815	16,978	1,645
Net income (loss)	3,300	12,729	7,486	(2,079)
Earnings per share:
Basic	$0.08	$0.32	$0.19	$(0.05)
Diluted	$0.08	$0.31	$0.18	$(0.05)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon that evaluation, the Company’s principal executive officer and principal financial officer determined the Company’s disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Remediation of Material Weakness in Internal Control Over Financial Reporting

During the year ended December 31, 2015 we completed our plan to remediate a material weakness in our internal controls over accounting for foreign currency calculations. Management assessed and concluded that the internal controls over accounting for foreign currency calculations were effective. Therefore, the previously reported material weakness related to accounting for foreign currency calculations has been remediated as of December 31, 2015.
During the fourth quarter of 2015, we completed the following actions related to our remediation plan:

•	Reconfigured the accounting system to properly convert calculated foreign currency depreciation expense and cost of goods sold into U.S. dollar functional currency for the affected country ledgers

•	Enhanced the system to properly remeasure monetary balance sheet accounts and calculate unrealized gains and losses

•	Trained local accounting resources to identify and remediate foreign currency transactions that may give rise to foreign exchange differences; and

•	Developed written accounting procedures around the accounting for and revaluation of foreign currency transactions

We will continue to focus on maintaining the enhancements in the system of internal controls that was developed and implemented. Additionally, we will continue to train our accounting professionals on our accounting for foreign exchange transactions as required.
Management’s report on internal control over financial reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal controls are designed to provide reasonable, but not absolute, assurance as to the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a system of internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Tesco Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Tesco Corporation's internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

Our management identified no change in our internal control over financial reporting that occurred during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the remediation of the material weakness in our internal controls over the accounting for foreign currency calculations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tesco Corporation and subsidiaries

We have audited Tesco Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesco Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tesco Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesco Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2015 and our report dated March 4, 2016, expressed an unqualified opinion thereon.

/s/Ernst and Young LLP
Houston, Texas
March 4, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (other than the information set forth in the next paragraph in this Item 10) will be included under the sections captioned "(i) Proposal One-Election of Directors;" (ii) "Executive Officers;" (iii) "Corporate Governance and Board Matters;" and (iv) "Section 16(a) Beneficial Ownership Compliance" found in main section "Other Information" in our proxy statement for the 2016 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees. The full text of our code of business conduct and ethics can be found on our website (www.tescocorp.com) under the "Corporate Governance" heading on the "Investors" page and attached hereto as Exhibit 14. We may satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website where it is accessible through the same link noted above.

Item 11. Executive Compensation.

The information required by this Item will be included under the sections captioned "(i) Executive Compensation;" (ii) "Board Member Compensation;" (iii) "Corporate Governance and Board Matters;" and (iv) "Compensation Committee Report" in our proxy statement for the 2016 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the sections captioned "Other Information" in our proxy statement for the 2016 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included under the section captioned "Corporate Governance and Board Matters" in our proxy statement for the 2016 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned "Audit Related Matters" in our proxy statement for the 2016 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.
.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page No.
	(1)	Consolidated Financial Statements (Included under Item 8). The Index to the Consolidated Financial Statements is included on page 34 of this annual report on Form 10-K and is incorporated herein by reference.	34
	(2)	Financial Statement Schedules

		Schedule II—Valuation and qualifying accounts	73

(b)	Exhibits

Exhibit No.	Description
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

4.1*
Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.1 to Tesco Corporation's Annual Report on Form 10-K dated March 31, 2015 filed with the SEC on March 31, 2015)

10.1*
Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.2
Waiver Letter dated February 29, 2016, to the Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA

10.3*
First Amendment, dated May 6, 2014, to the Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 12, 2014)

10.4*
Lease between NK IV Tech, Ltd. and Tesco Corporation (US), for the lease of the corporate headquarters of Tesco Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 10.9 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2007)

10.5*
First Amendment to Lease between TIC Properties Management, LLC, as successor in interest to NK IV Tech Ltd. and Tesco Corporation (US), for an extension to the lease of the corporate headquarters of Tesco Corporation, dated and effective September 19, 2013 (incorporated by reference to Exhibit 10.4 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 4, 2014)

10.6*
Lease between TDC Clay, L.P. and Tesco Corporation for the lease of the corporate headquarters in Houston, Texas, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 5, 2014)

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

10.10+	First Amendment, dated effective April 5, 2015, to the Employment Agreement dated effective December 19, 2014 by and between Tesco Corporation and Fernando R. Assing

10.11+	Second Amendment, dated effective September 21, 2015, to the Employment Agreement dated effective December 19, 2014 by and between Tesco Corporation and Fernando R. Assing

Exhibit No.	Description
10.12*+
Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2010)

10.13*+
First Amendment, dated December 31, 2010, to the Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Annual Report on Form 10-K dated March 1, 2011 filed with the SEC on March 1, 2011)

10.14+	Second Amendment, dated effective April 5, 2015, to the Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris

10.15+	Third Amendment, dated effective September 21, 2015, to the Employment Agreement dated September 1, 2010, effective as of August 3, 2010 by and between Tesco Corporation and Dean Ferris

10.16+	Separation Agreement and Release dated effective November 17, 2015 by and between Tesco Corporation and Dean Ferris

10.17+	Consulting Agreement dated effective November 17, 2015 by and between Tesco Corporation and Dean Ferris

10.18*+
Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 24, 2013)

10.19+	First Amendment, dated effective April 5, 2015, to the Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone

10.20+	Second Amendment, dated effective September 21, 2015, to the Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone

10.21*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.22*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2008)

10.23*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan, revised November 2013 (incorporated by reference to Exhibit to Exhibit 10.29 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 4, 2014)

10.24*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.25*+	Tesco Corporation Short Term Incentive Plan 2013 (incorporated by reference to Exhibit 10.31 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 5, 2013)

10.26*+	Tesco Corporation Short Term Incentive Plan 2014 (incorporated by reference to Exhibit 10.2 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2013)

10.27*+	Tesco Corporation Short Term Incentive Plan 2015 (incorporated by reference to Exhibit 10.18 to Tesco Corporation's Current Report on Form 10-K filed with the SEC on March 31, 2015)

10.28+	Tesco Corporation Short Term Incentive Plan 2016

14*
Tesco Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Tesco Corporation's Current Report on Form 8-K dated May 15, 2015 filed with the SEC on May 15, 2015)

21	Subsidiaries of Tesco Corporation

23.1	Consent of Independent Registered Public Accounting Firm, Ernst and Young LLP

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

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

TESCO CORPORATION

By:	/S/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer

Date:	March 4, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fernando R. Assing and Christopher L. Boone, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FERNANDO R. ASSING	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Fernando R. Assing

/s/ CHRISTOPHER L. BOONE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2016
Christopher L. Boone

/s/ THOMAS B SLOAN, JR.	Vice President and Corporate Controller (Principal Accounting Officer)	March 4, 2016
Thomas B Sloan, Jr.

/s/ MICHAEL W. SUTHERLIN	Chairman of the Board	March 4, 2016
Michael W. Sutherlin

/s/ JOHN P. DIELWART	Director	March 4, 2016
John P. Dielwart

/s/ FRED J. DYMENT	Director	March 4, 2016
Fred J. Dyment

/s/ GARY L. KOTT	Director	March 4, 2016
Gary L. Kott

/s/ R. VANCE MILLIGAN	Director	March 4, 2016
R. Vance Milligan

/s/ ROSE M. ROBESON	Director	March 4, 2016
Rose M. Robeson

/s/ ELIJIO V. SERRANO	Director	March 4, 2016
Elijio V. Serrano

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2015, 2014 and 2013

	Balance at beginning of year	Charged to cost and expenses (a)	Charged to other accounts (b)	Deductions (c)	Balance at end of year
	(in thousands)
2015
Allowance for uncollectible accounts	$5,814	$10,937	$—	$(7,857)	$8,894
Inventory reserves	2,663	9,139	—	—	11,802
Warranty reserves	3,370	2,144	—	(4,621)	893
Deferred tax asset valuation allowance	6,624	40,439	—	—	47,063
2014
Allowance for uncollectible accounts	$3,006	$6,441	$—	$(3,633)	$5,814
Inventory reserves	2,099	564	—	—	2,663
Warranty reserves	2,389	3,120	—	(2,139)	3,370
Deferred tax asset valuation allowance	4,534	2,190	—	(100)	6,624
2013
Allowance for uncollectible accounts	$2,878	$4,584	$—	$(4,456)	$3,006
Inventory reserves	1,284	815	—	—	2,099
Warranty reserves	3,719	2,859	—	(4,189)	2,389
Deferred tax asset valuation allowance	4,310	603	—	(379)	4,534

(a)	Primarily represents the elimination of accounts receivable and inventory deemed uncollectible or worthless and providing warranty reserve estimates.

(b)	Represents currency translation adjustments and reclasses.

(c)	Negative amounts represent net recoveries of previously written-off receivables or changes to inventory and warranty services to customers.