Form 10-Q
period 2016-03-31
TESCO CORP
filed 2016-05-10
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of shares of Common Stock outstanding as of April 30, 2016:   39,272,353

Below a defined terms that is used throughout this document:

TESCO’s Casing Drive System	= CDS™ or CDS

This report contains trademarks of Tesco Corporation and its subsidiaries, including TESCO®, Casing Drive System™, CDS™, Multiple Control Line Running System™, MCLRS™, OCSET™, MLT™, TESCO DESIGN™, Tescosity™, TescoCorp, TesTorkTM, ARCFitTM, TescomationTM, ARCTorkTM, ARCSlideTM, ARCGuideTM, Compact Casing Drive SystemTM, CCDSTM, Warthog CentralizerTM and Multiplug LauncherTM. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

In this Report, the terms "Tesco Corporation", "TESCO", "we", "us", "our", "ours", or "the Company" refers to Tesco Corporation and all of our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended March 31, 2016 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate," "believe," "expect," "plan," "intend," "forecast," "target," "project," "may," "will," "should," "could," "estimate," "predict," or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

Forward-looking statements are based on current beliefs as well as assumptions made by, and information currently available to, management concerning anticipated financial performance, business prospects, strategies and regulatory developments.  Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date they were issued and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

By their very nature, forward-looking statements involve inherent risks and uncertainties, both general and specific, and risks that outcomes implied by forward-looking statements will not be achieved. We caution readers not to place undue reliance on these forward-looking statements as a number of important factors could cause the actual results to differ materially from the beliefs, plans, objectives, expectations, anticipations, estimates and intentions expressed in such forward-looking statements.

These risks and uncertainties include, but are not limited to, the impact of: levels and volatility of oil and gas prices; cyclical nature of the energy industry and credit risks of our customers; fluctuations of our revenue and earnings; operating hazards inherent in our operations; changes in governmental regulations, including those related to the climate and hydraulic fracturing; consolidation or loss of our customers; the highly competitive nature of our business; technological advancements and trends in our industry, and improvements in our competitors’ products; global economic and political environment, and financial markets; terrorist attacks, natural disasters and pandemic diseases; our presence in international markets, including political or economic instability, currency restrictions and trade and economic sanctions; cybersecurity incidents; protecting and enforcing our intellectual property rights; changes in, or our failure to comply with, environmental regulations; restrictions under our credit facility that that may limit our ability to finance future operations or capital needs and could accelerate our debt payments; failure of our manufactured products and claims under our product warranties; availability of raw materials, component parts and finished products to produce our products, and our ability deliver the products we manufacture in a timely manner; retention and recruitment of a skilled workforce and key employees; and ability to identify and complete acquisitions. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Copies of our Canadian public filings are available through SEDAR at www.sedar.com.  Our U.S. public filings are available through www.tescocorp.com and on EDGAR at www.sec.gov.

Please see Part I, Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report on Form 10-K") and Part II, Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of risk factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets
Cash and cash equivalents	$53,892	$51,507
Accounts receivable trade, net of allowance for doubtful accounts of $9,343 and $8,894 as of March 31, 2016 and December 31, 2015, respectively	48,532	64,270
Inventories, net	93,308	95,459
Income taxes recoverable	7,393	7,656
Prepaid and other current assets	15,277	17,594
Total current assets	218,402	236,486
Property, plant and equipment, net	136,137	177,716
Deferred income taxes	598	598
Intangible and other assets, net	5,391	6,894
Total assets	$360,528	$421,694
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	13,823	14,332
Deferred revenue	5,471	4,382
Warranty reserves	561	893
Income taxes payable	1,322	1,430
Accrued payroll and benefits	9,568	12,448
Accrued taxes other than income taxes	4,289	4,173
Other current liabilities	2,445	5,255
Total current liabilities	37,479	42,913
Other liabilities	2,204	2,239
Deferred income taxes	1,588	1,588
Total liabilities	41,271	46,740
Commitments and contingencies
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 39,272 and 39,218 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	213,525	212,383
Retained earnings	70,231	127,070
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	319,257	374,954
Total liabilities and shareholders’ equity	$360,528	$421,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2016	2015
Revenue
Products	$10,105	$29,928
Services	25,348	61,742
	35,453	91,670
Operating expenses
Cost of sales and services
Products	13,841	26,587
Services	33,018	56,708
	46,859	83,295
Selling, general and administrative	6,264	11,163
Long-lived asset impairments	35,514	—
Research and engineering	1,573	2,850
Total operating expenses	90,210	97,308
Operating loss	(54,757)	(5,638)
Other expense (income)
Interest expense	463	255
Interest income	(82)	(65)
Foreign exchange loss	1,168	3,156
Other expense (income)	10	(206)
Total other expense (income)	1,559	3,140
Loss before income taxes	(56,316)	(8,778)
Income tax provision (benefit)	523	(526)
Net loss	$(56,839)	$(8,252)
Loss per share:
Basic	$(1.45)	$(0.21)
Diluted	$(1.45)	$(0.21)
Dividends declared per share:
Basic	$—	$0.05
Weighted average number of shares:
Basic	39,261	38,956
Diluted	39,261	38,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(56,839)	$(8,252)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	7,959	10,100
Stock compensation expense	1,142	1,002
Bad debt expense (recovery)	463	(400)
Deferred income taxes	—	(3,196)
Amortization of financial items	248	76
Gain (loss) on sale of operating assets	(298)	1
Long-lived asset impairments	35,514	—
Changes in the fair value of contingent earn-out obligations	(74)	(197)
Changes in operating assets and liabilities:
Accounts receivable trade, net	15,325	26,202
Inventories, net	2,150	(5,501)
Prepaid and other current assets	2,267	(1,044)
Accounts payable and accrued liabilities	(5,864)	(14,235)
Income taxes recoverable	155	(1,426)
Other noncurrent assets and liabilities, net	(32)	(756)
Net cash provided by operating activities	2,116	2,374
Investing Activities
Additions to property, plant and equipment	(838)	(7,347)
Proceeds on sale of operating assets	1,057	—
Other, net	50	1,749
Net cash provided by (used in) investing activities	269	(5,598)
Financing Activities
Repayments of debt	—	(18)
Proceeds from exercise of stock options	—	79
Net cash provided by financing activities	—	61
Change in cash and cash equivalents	2,385	(3,163)
Cash and cash equivalents, beginning of period	51,507	72,466
Cash and cash equivalents, end of period	$53,892	$69,303
Supplemental cash flow information
Cash payments for interest	$118	$116
Cash payments for income taxes, net of refunds	485	4,633
Property, plant and equipment accrued in accounts payable	611	1,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the three months ended March 31, 2016
Balances at January 1, 2016	39,218	$212,383	$127,070	$35,501	$374,954
Net loss	—	—	(56,839)	—	(56,839)
Stock compensation related activity	54	1,142	—	—	1,142
Balances at March 31, 2016	39,272	$213,525	$70,231	$35,501	$319,257

For the three months ended March 31, 2015
Balances at January 1, 2015	38,949	$208,999	$268,627	$35,501	$513,127
Net loss	—	—	(8,252)	—	(8,252)
Dividends declared	—	—	(1,948)	—	(1,948)
Stock compensation related activity	15	1,095	—	—	1,095
Balances at March 31, 2015	38,964	$210,094	$258,427	$35,501	$504,022

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission ("SEC"). Because this is an interim period filing presented using a condensed format, it does not include all information and footnotes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). You should read this report along with our Annual Report on Form 10-K for the year ended December 31, 2015, which contains a summary of our significant accounting policies and other disclosures.  The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2015 from the audited consolidated balance sheet filed in our 2015 Annual Report on Form 10-K. The results of operations and cash flows for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the operating results and cash flows to be achieved for the full year. In our opinion, we have made adjustments, all of which were normal recurring adjustments unless otherwise disclosed herein, that we believe are necessary for a fair statement of the balance sheets, results of operations and cash flows, as applicable.

These unaudited condensed consolidated financial statements include the accounts of all consolidated subsidiaries after the elimination of intercompany accounts and transactions. All references to $ are to U.S. dollars.

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

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$53,892	$53,892	$—	$—
Contingent earn-out obligations	$—	$—	$—	$—

Cash and cash equivalents approximated their fair value due to the short-term nature of the accounts.

The valuation of our contingent earn-out obligations is determined using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value for each reporting period and changes in estimates of fair value are recognized in earnings.

The discount rate used to calculate the contingent earn-out obligation is calculated by weighting our after-tax required returns on debt and equity by their respective percentages of total capital plus a certain premium. The return required by each class of investor reflects the rate of return investors would expect to earn on other investments of equivalent risk. We determined it would be appropriate to continue to use a discount rate equal to our weighted average cost of capital of 9% plus a 5% premium due to current market conditions for a total discount rate of 14%. The contingent earn-out obligation expires in May 2016.

The table below presents a reconciliation of the fair value of our contingent earn-out obligations that use significant unobservable inputs (Level 3) (in thousands).

Balance at beginning of year	$74
Issuances	—
Settlements	—
Adjustments to fair value	(74)
Balance at March 31, 2016	$—

We measure certain assets at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended March 31, 2016, we recognized impairments on certain assets required to be measured at fair value on a nonrecurring basis (see further discussion in "Note 5").

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employees' shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The update will be effective January 1, 2017. Early adoption is permitted. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update will be effective January 1, 2019. Early adoption is permitted. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out ("LIFO") or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The update will be effective January 1, 2017 and will be applied prospectively. Early adoption is permitted. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update will be effective January 1, 2018. Early adoption permitted is on January 1, 2017. We are evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires us to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The update is effective January 1, 2017 and for interim and annual periods thereafter. We do not expect that our adoption will have a material effect on the disclosures contained in our notes to condensed consolidated financial statements.

Note 3—Details of Certain Accounts

At March 31, 2016 and December 31, 2015, prepaid and other current assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Prepaid taxes other than income taxes	$3,631	$4,048
Deposits	3,742	4,295
Prepaid insurance	693	1,144
Other prepaid expenses	3,035	3,220
Restricted cash	946	996
Deferred job costs	927	1,786
Non-trade receivables	2,303	2,105
	$15,277	$17,594

Note 4—Inventories

At March 31, 2016 and December 31, 2015, inventories, net of reserves for excess and obsolete inventories of $11.9 million and $11.8 million, respectively, by major classification were as follows (in thousands). Finished goods inventories include completed units assembled and ready for sale and spare parts inventory outside of our assembly process that are ready for sale to third-party customers.

	March 31, 2016	December 31, 2015
Raw materials	$54,337	$53,595
Work in progress	1,529	1,944
Finished goods	37,442	39,920
	$93,308	$95,459

Note 5—Property, Plant and Equipment

At March 31, 2016 and December 31, 2015, property, plant and equipment by major classification were as follows (in thousands):

	March 31, 2016	December 31, 2015
Land, buildings and leaseholds	$27,313	$27,890
Drilling equipment	268,443	362,556
Manufacturing equipment	10,598	16,303
Office equipment and other	28,970	33,056
Capital work in progress	1,143	575
	336,467	440,380
Less: Accumulated depreciation	(200,330)	(262,664)
	$136,137	$177,716

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales and services	$7,666	$9,518
Selling, general and administrative expense	293	582
	$7,959	$10,100

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Products segment. During the three months ended March 31, 2016, 3 used top drives were sold from our rental fleet, which had an aggregate net book value of $0.2 million, which is included in cost of sales and services. No used top drives were sold during the three months ended March 31, 2015.

Asset Impairment

We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include significant declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified, which is our operating segments. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group. The amount of an impairment charge is measured as the difference between the carrying amount and the fair value of the asset group.

Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. Consequently, we saw an overall decline in the number of new wells drilled and the average rig count throughout 2015, which impacted the demand for our products and services. We continued to see further declines during 2016, which resulted in significantly lower cash projections. Accordingly, we performed an impairment evaluation on our long-lived assets as per the guidance of ASC Topic 360, Property, Plant and Equipment. Consequently during the three months ended March 31, 2016, we recognized $0.9 million of impairment related to intangibles and $34.6 million to reduce the carrying values of our fixed assets to estimated fair value in our Products operating segment. The value of assets in our Tubular Services operating segment are deemed to be recoverable, and no impairment resulted.

We measured the fair value of the asset group by applying a combination of the market approach and the cost approach at February 29, 2016. To estimate the fair value in-exchange of the property, plant and equipment, we utilized the market approach and relied upon a combination of third party market comparable, recent market sales, review of salvage values from published guides and management estimates. To estimate the fair value in-exchange for the two large manufacturing plants located in Houston and Calgary, we relied upon the improved sales comparison approach / discussions with brokers to estimate the market value. For the remaining 3 minor owned locations, the indirect cost approach was utilized. Our estimates of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our Products operating segment, such as future oil prices, amount of drilling activity, and projected demand for our services.

The following tables present the impairments recognized by our major categories of property, plant and equipment and by our major categories of intangible assets (in thousands):

Property, plant and equipment
Land, building and leaseholds	$903
Drilling equipment	31,682
Manufacturing equipment	1,497
Office equipment and other	510
$34,592

Intangible assets
Customer relationships	$184
Product designs	617
Other	120
$921

Note 6—Warranties

Changes in our warranty reserves during the three months ended March 31, 2016 were as follows (in thousands):

March 31, 2016
Balance as of January 1, 2016	$893
Provisions	335
Expirations	(425)
Claims	(242)
Balance as of March 31, 2016	$561

Note 7—Earnings per Share

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic weighted average number of shares outstanding	39,261	38,956
Dilutive effect of stock-based compensation	—	—
Diluted weighted average number of shares outstanding	39,261	38,956
Anti-dilutive options excluded from calculation due to exercise prices	—	—

There were approximately 116,000 and 194,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three months ended March 31, 2016 and March 31, 2015, respectively. The inclusion of the shares would be anti-dilutive.

Note 8—Income Taxes

TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in certain jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision (benefit) for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Current tax provision	$523	$2,670
Deferred tax benefit	—	(3,196)
Income tax provision (benefit)	$523	$(526)

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was a 1% expense for the three months ended March 31, 2016, compared to a 6% benefit for the same period in 2015. The current income tax expense for the three months ended March 31, 2016 was due to certain tax jurisdictions where we remain profitable.

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

Note 9—Long-Term Debt and Credit Facility

We did not have any outstanding debt as of March 31, 2016 and December 31, 2015, respectively.

We entered into our Second Amended and Restated Credit Agreement on April 27, 2012 (the "Credit Facility'), to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the "Revolver"). The credit facility has a term of five years and all outstanding borrowings on the Revolver are due and payable on April 27, 2017. The credit facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York. We are required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the credit facility. Amounts available under the Revolver are reduced by letters of credit issued under our credit facility, not to exceed $50 million in aggregate.  Amounts available under the swing line loans may also be reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants. The credit facility contains covenants that we consider usual and customary for an agreement of this type, including a leverage ratio, a minimum net worth, limitations on allowable amounts for the disposal of obsolete assets and annual capital expenditures and a fixed charge coverage ratio. The credit facility prohibits incurring any additional indebtedness outside the existing credit facility in excess of $50 million and contains other restrictions, which are standard to the industry.  All of our direct and indirect material subsidiaries in the United States, Canada, Argentina, Mexico and Indonesia as well as one of our Cyprus subsidiaries are guarantors of any borrowings under the credit facility.

At March 31, 2016, we had no outstanding borrowings under the Revolver and $4.4 million in letters of credit outstanding within our Credit Facility.

On February 29, 2016, we received a waiver under the Credit Facility ("this Waiver") for the Company's failure to comply with certain financial covenants under the Credit Facility as of the end of the fiscal quarter ending December 31, 2015. This Waiver was effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending March 31, 2016. On May 6, 2016, the waiver was extended to the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending June 30, 2016.

Under the Credit Facility, the Company is required to, among other things, (i) not permit the leverage ratio to be greater than 3.00 to 1.0 at any time, (ii) maintain a consolidated net worth of not less than $394.2 million as of the end of the fiscal quarter ending March 31, 2016, (iii) not permit the interest coverage ratio to be less than 3.00 to 1.0 as of the end of any fiscal quarter, and (iv) if the leverage ratio is greater than 2.0 to 1.0 as of the end of any fiscal quarter, not permit the consolidated capital expenditures to be greater than the sum of consolidated EBITDA calculated for the most-recently completed four fiscal quarters plus net cash proceeds from asset sales for the most-recently completed four fiscal quarters. As of the end of the fiscal quarter ending March 31, 2016, the Company had a leverage ratio of (0.24), a consolidated net worth of $319.3 million, an interest coverage ratio of (9.9) and capital expenditures of $0.8 million. Under the Waiver (as amended on May 6, 2016), the lenders waived any failure of the Company to maintain the requisite leverage ratio, consolidated net worth, interest coverage ratio and consolidated capital expenditures covenants under the Credit Facility as of the end of the fiscal quarter ending March 31, 2016.

The Waiver (as amended on May 6, 2016) includes the following restrictions on the Company, which will be effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and a compliance certificate, both with respect to the fiscal quarter ending June 30, 2016: (i) other than borrowings to make payments under outstanding letters of credit, the Company may not request any revolving loans under the Credit Facility, (ii) the Company may not request any swingline loans, (iii) the Company’s outstanding letters of credit shall not exceed $10 million, with no more than $3 million of such $10 million constituting letters of credit under the Credit Facility, (iv) the interest rate for all loans under the

Credit Facility is set at a rate equal to the Adjusted LIBO Rate plus 3.50% per annum, (v) the unused commitment fees are set at a per annum rate of 0.625%, (vi) the letter of credit fees are set at a per annum rate equal to 3.50%, (vii) prohibit the Company and its subsidiaries from incurring additional indebtedness, other than indebtedness under the Credit Facility and (viii) prohibit the Company from declaring or paying any dividends, (ix) prohibit the Company and its subsidiaries from making capital expenditures in an amount greater than $3 million, net of all net cash proceeds received from asset sales. The amended Waiver separately, at our election, reduces the aggregate commitments under the Credit Facility by $65 million to $60 million. As a result of the reduction in our Credit Facility, we wrote off the unamortized debt issuance costs in proportion to the decrease in borrowing capacity of $0.2 million during the three months ended March 31, 2016.

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

Federal and State Unpaid Overtime Action

The Company participated in an arbitration, based on the Company’s dispute resolution process, with 38 current and former employees (the "Employees") who had worked or are working in various states. The Employees claimed that they were owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act and the applicable state laws of various states, including New Mexico and Colorado. The case was assigned to a three-judge panel of arbitrators. On October 22, 2015, an arbitration panel agreed that the case could proceed as a class action. The Company settled the matter with the Employees through a signed settlement agreement. The Company submitted a proposed dismissal order to the arbitrators and the arbitrators dismissed the Employees’ claims with prejudice on May 3, 2016. At March 31, 2016 and as of the date of this report, we maintain an estimated reserve for potential exposure.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment to foreign countries and to secure our performance on certain contracts. As of March 31, 2016 and December 31, 2015, our total exposure under outstanding letters of credit was $5.8 million and $5.4 million, respectively.

At March 31, 2016, accounts receivable included approximately $1.6 million accounts receivable from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute. We are seeking collection of this amount through an official dispute resolution process with the customer. Included in selling, general and administrative cost during the three months ended March 31, 2016, is the release of $2.0 million of asset sale reserves within our Tubular Services operating segment that were no longer deemed probable of payment.

Note 11—Segment Information

Business Segments

Our four business segments are: Products, Tubular Services, Research and Engineering and Corporate and Other. We have renamed our previously named Top Drive segment to Products, which is a name change only. This segment continues to be comprised of product sales, rental services and after-market sales and service. Our Tubular Services segment includes land and offshore services augmented by sales of products, accessories and consumables for the casing running process. Our Research and Engineering segment is comprised of our internal research and development activities related to our proprietary tubular services and top drive model development. Our Corporate and Other segment includes executive management and several global support and compliance functions.

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

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended March 31, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$16,574	$18,879	$—	$—	$35,453
Depreciation and amortization	1,339	5,826	2	792	7,959
Operating loss	(39,223)	(6,021)	(1,573)	(7,940)	(54,757)
Other expense					1,559
Loss before income taxes					$(56,316)

	Three Months Ended March 31, 2015
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$49,922	$41,748	$—	$—	$91,670
Depreciation and amortization	2,553	6,412	4	1,131	10,100
Operating income (loss)	4,552	2,018	(2,851)	(9,357)	(5,638)
Other expense					3,140
Loss before income taxes					$(8,778)

Other Charges

In response to the continued downturn in the energy market and its corresponding impact on our business outlook, we continued certain cost rationalization efforts that were initiated during 2015. Consequently, we recorded a charge in continuing operations related to headcount reductions and office closures. The following table presents these charges and the related income statement classification to which the charges are included for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$671	$—	$1,409	$—	Cost of sales and services - Products
Tubular Services	784	616	898	—	Cost of sales and services - Services
Corporate & Other	—	125	282	—	Selling, general and administrative
	$1,455	$741	$2,589	$—

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs. For equipment sales, this will be the geographical region in which the product is initially employed. Our revenue by geographic area for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$14,282	$26,233
Europe, Africa and Middle East	6,053	13,515
Asia Pacific	2,982	11,901
Russia	4,178	4,330
Latin America	6,876	25,456
Canada	1,082	10,235
	$35,453	$91,670

The physical location of our net property, plant and equipment by geographic area as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

	Products	Tubular Services	Overhead, Corporate & Other	March 31, 2016
United States	$8,421	$31,848	$9,589	$49,858
Europe, Africa and Middle East	5,023	14,139	2,799	21,961
Asia Pacific	3,258	13,083	774	17,115
Russia	11,530	258	7	11,795
Latin America	18,236	8,718	810	27,764
Canada	212	2,143	5,289	7,644
	$46,680	$70,189	$19,268	$136,137

	Products	Tubular Services	Overhead, Corporate & Other	December 31, 2015
United States	$19,198	$32,479	$10,434	$62,111
Europe, Africa and Middle East	8,645	16,262	2,841	27,748
Asia Pacific	6,368	14,444	863	21,675
Russia	15,975	280	8	16,263
Latin America	30,265	9,388	988	40,641
Canada	1,498	2,341	5,439	9,278
	$81,949	$75,194	$20,573	$177,716

Major customers and credit risk

Our accounts receivable are principally with major oil and natural gas service, exploration and production companies and are subject to normal industry credit risks. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in regions that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities. Bad debt expense is included in selling, general and administrative expense in our consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements.  Please see "Caution Regarding Forward-Looking Information; Risk Factors" above and "Risk Factors" in Part II, Item 1A below and in our 2015 Annual Report on Form 10-K, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flows of exploration and production companies and drilling contractors, which are affected by current and anticipated oil and gas prices. Oil and gas prices have been and are likely to continue to be volatile.

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States ("GAAP").

Our Segments

Our four business segments are:

•	Products (previously named Top Drive) – product sales, rentals and after-market sales and services;

•	Tubular Services – land and offshore tubular services augmented by sales of products, accessories and consumables for the casing running process;

•	Research and Engineering – internal research and development activities related to our proprietary tubular services and top drive model development; and

•	Corporate and Other – including executive management and several global support and compliance functions

Business Environment

Our revenues are dependent on the number of worldwide oil and gas wells drilled, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, and oil sanctions and global economics, among other things. The profitability of exploration and production companies and drilling contractors is affected by the current and anticipated prices of crude oil. Profitability is a key factor in their willingness to invest in new exploration and production activities which is reflected in rig and well counts.

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

Below is a table that shows the average rig count by region for the three months ended March 31, 2016 and 2015:

	Three Months Average Rig Count(1)		Increase / (Decrease)
	March 31,
	2016	2015	2015 to 2016
United States	555	1,380	(825)	(60)%
Canada	164	309	(145)	(47)%
Latin America (includes Mexico)	233	352	(119)	(34)%
Middle East (excludes Iran, Iraq, Syria and Sudan)	403	412	(9)	(2)%
Asia Pacific (excludes China onshore)	186	235	(49)	(21)%
Europe (excludes Russia)	104	132	(28)	(21)%
Africa	91	130	(39)	(30)%
Worldwide	1,736	2,950	(1,214)	(41)%

Outlook

The effect and duration of oil and gas price downturns continues to be unpredictable. We began to see a decline in crude oil prices after the average West Texas Intermediate ("WTI") and Brent reached highs of $107.95 and $115.19, respectively, in June 2014. The declines continued throughout the remainder of 2014 and 2015, with WTI and Brent at $36.36 and $36.61, respectively, at the end of 2015. The spot prices of WTI and Brent at March 31, 2016 remained consistent with the end of 2015 at $36.94 and $36.75, respectively. The current outlook for commodity prices is that they will remain relatively unchanged for the remainder of 2016 with only modest increase for 2017. (2)

The price of crude oil directly affects exploration and production companies' profitability and, more importantly, their willingness to drill new wells. Consequently, we saw an overall decline in the number of new wells drilled and the average rig count throughout 2015 and we continue to see further declines in 2016. We believe the market outlook for our services will remain challenging for an indeterminate period as additional activity declines and further pricing pressure is expected. A long-term continued slowdown in drilling operations would adversely affect our business and results of operations. Though monitoring the commodity prices will be an indicator of movement in the market, the impact on the number of wells drilled and associated drilling rigs is the primary indicator of our ability to achieve desired results.

Our response to the market conditions has resulted in aggressive cost cutting and global reorganization to right-size the company.
During the three months ended March 31, 2016, we reduced our global workforce by an additional 13%, as compared to December 31, 2015, resulting in a charge of $1.5 million, and we also recognized other charges related to facility closures of $0.7 million. During the year ended December 31, 2015, we reduced our global workforce by 30% and recognized a related aggregate charge of $10.9 million. We expect our ongoing development of technological solutions to further diminish our reliance on people. Accordingly, we do not expect to employ workforce levels similar to those of the past when market conditions rebound.

We continued certain austerity measures and efforts to streamline our overhead and support structure initiated in the previous year. Throughout the remainder of 2016 and beyond, we will continue to monitor the impacts of our reorganization efforts to ensure that desired progress is achieved. Through these efforts we expect to return to profitability when market conditions improve or competitors leave the market. Moreover, we believe we are well positioned and should benefit from our strong balance sheet, global infrastructure, broad product and service offerings and installed base of equipment. In this challenging market, we remain focused on things within our control, including safety, our cost and resource base, the effective development of our technology and the quality and integrity of our products and services.
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

We have begun to see a shift in the market in which participants are moving from maintaining their own equipment to an increase in outsourcing this activity under long-term contracts. Moreover, we believe that in the current business environment, many top drives have suffered deferred maintenance and cannibalization, which we expect will result in a steady increase in the need for service, maintenance, and recertification as commodity prices recover and drilling activity increases. We plan to use our existing facilities as a base to promote our after-market sales and services to capture long-term maintenance contracts opportunities, which may be enhanced through our automated rig controls, equipment health monitoring services, and pipe handling automation. These services are also compatible with our competitors' top drives. We expect these factors to allow us to take advantage of our existing inventory.
Until recently, our tubular services business was primarily focused on onshore drilling. With land-based drilling consistently moving toward horizontal drilling, the value from automated casing running tools, specifically our CDS offering, has served as the foundation of our land-based expertise. Our customers have realized great benefit from the performance of our casing running tools and our approach to developing new solutions has provided us with the opportunity to expand to offshore markets. We believe that there is a significant opportunity for growth in the offshore market, including the market for our automated tubular services and equipment. Our automated services require fewer people to operate, thereby reducing expense and promoting safety and service quality. We plan to use our offshore expertise gained in Indonesia, Saudi Arabia, the United States, Mexico and the North Sea to continue to increase our offshore market share. Offshore operations are long-term in nature and, therefore, less affected by short term swings in crude oil prices. We plan to capitalize on growth opportunities, continue to invest in research and engineering related to our Products and Tubular Services segments and continue to better integrate our products and service offerings with our customers needs.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	$	%
Segment revenue
Products revenue
Sales	$4,202	$17,770	$(13,568)	(76)%
Rental services	6,572	20,012	(13,440)	(67)%
After-Market sales and services	5,800	12,140	(6,340)	(52)%
	16,574	49,922	(33,348)	(67)%
Tubular Services revenue
Land	$10,794	$30,625	$(19,831)	(65)%
Offshore	7,421	9,849	(2,428)	(25)%
CDS, Parts & Accessories	664	1,274	(610)	(48)%
	18,879	41,748	(22,869)	(55)%

Revenue	$35,453	$91,670	$(56,217)	(61)%

Segment operating income (loss)
Products	$(39,223)	$4,552	$(43,775)	(962)%
Tubular Services	(6,021)	2,018	(8,039)	(398)%
Research and Engineering	(1,573)	(2,851)	1,278	(45)%
Corporate and Other	(7,940)	(9,357)	1,417	(15)%
Operating loss	$(54,757)	$(5,638)	$(49,119)	(871)%

Products Segment

Revenues from our Products segment are generated through top drive sales, rentals, after-market sales and service and pipe handling equipment sales. Sales of top drives consist of new and used top drives and catwalks. Our rental fleet of top drives are mobile. We install the units on the customers' drill site and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating.

Our after-market sales and service consists of providing parts and servicing units. We provide these services for pipe handling equipment, both top drives we manufacture and selected top drive models of our competitors.

Q1 2016 as compared with Q1 2015

Sales
Revenues decreased by $13.6 million, or 76%, for the three months ended March 31, 2016 as compared to 2015 due primarily to fewer number of top drive units sold globally as a result of decreased demand, rig count and crude oil prices. In the three months ended March 31, 2016, we sold a total of 6 top drives, of which 3 were new and 3 were used and from our rental fleet, as compared to the same period in 2015, where we sold 14 top drives, of which 14 were new and 0 were used and from our rental fleet. We recognized revenue of $1.2 million related to the sale of 3 used top drives from our rental fleet during the three months ended March 31, 2016.

Rental Services
Revenues decreased by $13.4 million, or 67%, for the three months ended March 31, 2016 as compared to 2015 primarily due to the depressed market demand within the industry causing a 58% decrease in our utilization. At March 31, 2016 utilization declined to 14% due to fewer operating days and fewer contracted units. The decrease in activity compounded with price compression primarily impacted our revenues in Latin America, North America and Russia.

After-Market Sales and Services
Revenues decreased by $6.3 million, or 52%, for the three months ended March 31, 2016 as compared to 2015 primarily due to a decline in demand for parts and services in North America and Latin America, accounting for 61% and 14%, respectively, of the total decline. With the continued decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer non-critical services and consume their inventories rather than replenish them.

Operating Loss
Products operating income decreased by $43.8 million, or 962%, for the three months ended March 31, 2016 as compared to 2015 primarily due to a decline in revenues for each product offering due to current market conditions as a result of continued declines in oil prices and in overall demand for oilfield services.

During the three months ended March 31, 2016, we identified indicators that could cause potential impairments to our long-lived assets. Due to these indicators, we conducted testing for impairment and determined that the carrying amount of our long-lived assets in our Products segment exceeded its fair value. Accordingly, we recognized an aggregate long-lived asset impairment of $35.5 million during the three months ended March 31, 2016.

Additionally, in our continued company-wide reduction in workforce and cost rationalization efforts, we recorded non-recurring items of $0.7 million related to severance during the three months ended March 31, 2016.

Tubular Services Segment

We generate revenues in our Tubular Services segment from land and offshore services augmented by sales of products, accessories and consumables for the casing running process. We have made certain reclassifications to the product offerings in Tubular Services for clarity regarding the markets in which we operate and consistency with our long-term strategy to become a broad-based tubular service provider. Our services include personnel and equipment, including the CDSTM, power tongs, pick up/lay-down units, torque monitoring services and connection testing services for new well completion and in work-over or re entry operations. Our product sales include the CDSTM system, down-well consumables and other non-consumable parts.

Q1 2016 as compared with Q1 2015

Land
Revenues decreased by $19.8 million, or 65%, for the three months ended March 31, 2016 as compared to 2015 primarily due to decreased activity and demand in North America and Latin America of 44% and 42%, respectively. The decrease in rig count and overall activity resulted in a reduction of jobs being performed during the three months ended March 31, 2016 as compared to 2015. Additionally, oil prices and tubular services competition compressed pricing.

Offshore
Revenues decreased by $2.4 million, or 25%, for the three months ended March 31, 2016 as compared to 2015 a decrease in the number of operating rigs within the Asia Pacific region during the first quarter of 2016. This decrease is offset by offshore revenue in North America as our mix of services performed continue to shift towards higher revenue generating deepwater services.

CDS, Parts, & Accessories
Revenues decreased by $0.6 million, or 48%, for the three months ended March 31, 2016 as compared to 2015 primarily due to customers postponing capital expenditures in light of the decline in oil prices and overall reduction in operating rigs. The decrease in revenues related to parts and accessories is tied to the decrease in land-based and offshore tubular services jobs performed in primarily in Asia Pacific, North America and Latin America during the three months ended March 31, 2016.

Operating Loss
Tubular Services operating income decreased by $8.0 million, or 398%, for the three months ended March 31, 2016 as compared to 2015 primarily a reduction in revenues of $22.9 million, which was a result of the continued decline in the energy market and oil prices. Contributors to the total decline were Latin America and Asia Pacific of 59% and 46%, respectively. These declines were partially offset by an adjustment in the amount of past due disputed accounts payable during the period.

In our continued company-wide reduction in workforce and cost rationalization efforts, we recorded non-recurring items of $0.8 million and $0.6 million related to severance and facility closures, respectively, during the three months ended March 31, 2016.

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

Q1 2016 as compared with Q1 2015

Operating expenses decreased by $1.3 million, or 45%, during the three months ended March 31, 2016 as compared to 2015 primarily due to a decrease in spending in connection with our efforts to reduce operating costs.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses and certain selling and marketing expenses. Corporate and other expenses as a percent of revenues were 22% and 10% for the three months ended March 31, 2016 and 2015, respectively.

Q1 2016 as compared with Q1 2015

Operating expenses decreased by $1.4 million, or 15%, during the three months ended March 31, 2016 as compared to 2015 primarily due to cost saving measures implemented in 2015 and during the first quarter of 2016. The benefits of these cost saving measures are visible primarily in personnel cost and various discretionary spending accounts.

Other expense (income)

Below is a detail of expenses that are not allocated to segments for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	$	%
Interest expense	$463	$255	$208	82%
Interest income	(82)	(65)	(17)	26%
Foreign exchange loss	1,168	3,156	(1,988)	(63)%
Other expense (income)	10	(206)	216	(105)%
Loss before income taxes	(56,316)	(8,778)	(47,538)	542%
Income tax provision (benefit)	523	(526)	1,049	(199)%
Net loss	$(56,839)	$(8,252)	$(48,587)	589%

Q1 2016 as compared with Q1 2015

Interest Expense
Interest expense increased by $0.2 million, or 82%, during the three months ended March 31, 2016 as compared to 2015 primarily due to the write off the unamortized debt issuance costs of $0.2 million during the three months ended March 31, 2016 related to the decrease in our Credit Facility's borrowing capacity. For further discussion, see Part 1, Item 1, "Financial Statements, Note 9", included in this Report.

Foreign Exchange Loss
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses decreased by $2.0 million, or 63%, during the three months ended March 31, 2016 as compared to 2015 primarily due to exchange losses based upon currency movements and changes in the net monetary asset bases in Argentina, Colombia and Mexico.

Other Expense (Income)
Other expense increased by $0.2 million, or 105%, during the three months ended March 31, 2016 as compared to 2015 primarily due to the fair market value adjustment recorded in 2016 for the contingent earn-out obligation related to the acquisition of assets from Tech Field Services LLC in 2014. For further discussion, see Part 1, Item 1, "Financial Statements, Note 1", included in this Report.

Income Tax Provision
Income tax provision increased by $1.0 million, or 199%, for the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to continuing to pay current income tax in certain jurisdictions where we remain profitable. Our effective tax rates were a 1% expense and a 6% benefit for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing and financing activities. Our primary sources of liquidity are cash flows generated from our operations and available cash and cash equivalents. Availability under our revolving credit facility (the "Revolver") was reduced from $125 million to $60 million per the terms of the Waiver Letter we received on February 29, 2016. Despite this reduction in available borrowings, we believe that our cash on hand and cash from operations are adequate to cover our liquidity requirements for at least the next twelve months.

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

The following is a reconciliation of our cash and cash equivalents to Net Cash as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash	$53,892	$51,507
Current portion of long-term debt	—	—
Long-term debt	—	—
Net cash	$53,892	$51,507

The change in our Net Cash position was primarily due to changes in our working capital levels.

The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$2,116	$2,374
Net cash provided by (used in) investing activities	269	(5,598)
Net cash provided by financing activities	—	61
Increase (decrease) in cash and equivalents	$2,385	$(3,163)

Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt, are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with Part I, Item 1, "Financial Statements" included in this Report.

Operating Activities
Net cash provided by operating activities was $2.1 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. After adjusting for non-cash items, including a long-lived asset impairment of $35.5 million, the decrease in net cash provided by operating activities was due primarily to the results of our operations, cash inflows of $15.3 million from decreasing receivables, offset by decreasing accounts payable of $5.9 million.

Investing Activities
Net cash provided by investing activities was $0.3 million during the three months ended March 31, 2016 compared to net cash used in investing activities of $5.6 million during the same period of 2015. Capital spending during the three months ended March 31, 2016 and 2015 was $0.8 million and $7.3 million, respectively. Sales of various operating assets during the three months ended March 31, 2016 resulted in cash proceeds of $1.1 million.

Financing Activities
Net cash used by financing activities was $0.0 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2015 we recognized $0.1 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit noted below, future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K.

Manufacturing Purchase Commitments
Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have decreased from $8.5 million as of December 31, 2015 to $7.2 million as of March 31, 2016.  This decrease of $1.3 million, or 15%, is driven primarily by the receipt of orders and the cancellation of prior orders with vendors due to the decline in oil prices.

Letters of Credit
We enter into letters of credit in the ordinary course of business. The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in our Second Amended and Restated Credit Agreement, dated as of April 27, 2012 (the "Credit Facility"). As of March 31, 2016, we had outstanding letters of credit of approximately $5.8 million, of which $4.4 million is outstanding under our Credit Facility.

On February 29, 2016, we received a waiver under the Credit Facility ("this Waiver") for the Company's failure to comply with certain financial covenants under the Credit Facility as of the end of the fiscal quarter ending December 31, 2015. This Waiver was effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending March 31, 2016. On May 6, 2016, the waiver was extended to the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending June 30, 2016.

Under the Credit Facility, the Company is required to, among other things, (i) not permit the leverage ratio to be greater than 3.00 to 1.0 at any time, (ii) maintain a consolidated net worth of not less than $394.2 million as of the end of the fiscal quarter ending March 31, 2016, (iii) not permit the interest coverage ratio to be less than 3.00 to 1.0 as of the end of any fiscal quarter, and (iv) if the leverage ratio is greater than 2.0 to 1.0 as of the end of any fiscal quarter, not permit the consolidated capital expenditures to be greater than the sum of consolidated EBITDA calculated for the most-recently completed four fiscal quarters plus net cash proceeds from asset sales for the most-recently completed four fiscal quarters. As of the end of the fiscal quarter ending March 31, 2016, the Company had a leverage ratio of (0.24), a consolidated net worth of $319.3 million, an interest coverage ratio of (9.9) and capital expenditures of $(0.8) million. Under the Waiver (as amended on May 6, 2016), the lenders waived any failure of the Company to maintain the requisite leverage ratio, consolidated net worth, interest coverage ratio and consolidated capital expenditures covenants under the Credit Facility as of the end of the fiscal quarter ending March 31, 2016.

The Waiver (as amended on May 6, 2016) includes the following restrictions on the Company, which will be effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and a compliance certificate, both with respect to the fiscal quarter ending June 30, 2016: (i) other than borrowings to make payments under outstanding letters of credit, the Company may not request any revolving loans under the Credit Facility, (ii) the Company may not request any swingline loans, (iii) the Company’s outstanding letters of credit shall not exceed $10 million, with no more than $3 million of such $10 million constituting letters of credit under the Credit Facility, (iv) the interest rate for all loans under the Credit Facility is set at a rate equal to the Adjusted LIBO Rate plus 3.50% per annum, (v) the unused commitment fees are set at a per annum rate of 0.625%, (vi) the letter of credit fees are set at a per annum rate equal to 3.50%, (vii) prohibit the Company and its subsidiaries from incurring additional indebtedness, other than indebtedness under the Credit Facility and (viii) prohibit the Company from declaring or paying any dividends, (ix) prohibit the Company and its subsidiaries from making capital expenditures in an amount greater than $3 million, net of all net cash proceeds received from asset sales. The amended Waiver separately, at our election, reduces the aggregate commitments under the Credit Facility by $65 million to $60 million. As a result of the reduction in our Credit Facility, we wrote off the unamortized debt issuance costs in proportion to the decrease in borrowing capacity of $0.2 million during the three months ended March 31, 2016.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10−K. We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP. Our results of operations and financial condition, as reflected in our unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and customers. We believe that the most critical accounting policies in this regard are those described in our 2015 Annual Report on Form 10−K. While these issues require us to make judgments that are subjective, they are generally based on a significant amount of historical data and current market data. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2015 Annual Report on Form 10−K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Annual Report on Form 10‑K for a detailed discussion of the risks affecting us. There have been no material changes to the market risks described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in our 2015 Annual Report on Form 10‑K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure. As of March 31, 2016, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. See Part I, Item 1, "Financial Statements, Note 10" of this Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2015 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us. Except as set forth by this section, there have been no material changes to the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2015 Annual Report on Form 10-K.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2016

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 10, 2016

TESCO CORPORATION

	By:	/s/ THOMAS B SLOAN Jr.
Thomas B Sloan Jr., Vice President and Corporate Controller (Principal Accounting Officer)
Date:	May 10, 2016

EXHIBIT INDEX

Exhibit No.	Description
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