Form 10-Q
period 2016-06-30
TESCO CORP
filed 2016-08-09
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of common shares outstanding as of July 31, 2016:   46,403,938

This report contains trademarks of Tesco Corporation and its subsidiaries, including TESCO®, Casing Drive System™, CDS™, Multiple Control Line Running System™, MCLRS™, OCSET™, MLT™, TESCO DESIGN™, Tescosity™, TescoCorpTM, TesTorkTM, ARCFitTM, TescomationTM, ARCTorkTM, ARCSlideTM, ARCGuideTM, Compact Casing Drive SystemTM, CCDSTM and WarthogTM. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

In this Report, the terms "Tesco Corporation", "TESCO", "we", "us", "our", "ours", or "the Company" refers to Tesco Corporation and all of our subsidiaries.

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended June 30, 2016 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate," "believe," "expect," "plan," "intend," "forecast," "target," "project," "may," "will," "should," "could," "estimate," "predict," or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets
Cash and cash equivalents	$97,469	$51,507
Accounts receivable trade, net of allowance for doubtful accounts of $9,023 and $8,894 as of June 30, 2016 and December 31, 2015, respectively	39,282	64,270
Inventories, net	88,721	95,459
Income taxes recoverable	6,068	7,656
Prepaid and other current assets	13,341	17,594
Total current assets	244,881	236,486
Property, plant and equipment, net	129,899	177,716
Deferred income taxes	186	598
Intangible and other assets, net	4,829	6,894
Total assets	$379,795	$421,694
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	10,617	14,332
Deferred revenue	3,202	4,382
Warranty reserves	465	893
Income taxes payable	760	1,430
Accrued payroll and benefits	6,287	12,448
Accrued taxes other than income taxes	4,214	4,173
Other current liabilities	3,212	5,255
Total current liabilities	28,757	42,913
Other liabilities	2,140	2,239
Deferred income taxes	902	1,588
Total liabilities	31,799	46,740
Commitments and contingencies
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 46,273 and 39,218 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	261,135	212,383
Retained earnings	51,360	127,070
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	347,996	374,954
Total liabilities and shareholders’ equity	$379,795	$421,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Products	$15,339	$23,698	$25,444	$53,625
Services	18,247	50,753	43,595	112,496
	33,586	74,451	69,039	166,121
Operating expenses
Cost of sales and services
Products	16,202	24,702	30,103	51,289
Services	27,462	52,039	60,420	108,747
	43,664	76,741	90,523	160,036
Selling, general and administrative	7,702	9,369	13,966	20,532
Long-lived asset impairments	—	—	35,514	—
Research and engineering	1,437	2,059	3,010	4,909
Total operating expenses	52,803	88,169	143,013	185,477
Operating loss	(19,217)	(13,718)	(73,974)	(19,356)
Other expense (income)
Interest expense	191	354	654	572
Interest income	(347)	(12)	(429)	(40)
Foreign exchange loss	17	1,399	1,185	4,555
Other expense (income)	17	(141)	27	(347)
Total other expense (income)	(122)	1,600	1,437	4,740
Loss before income taxes	(19,095)	(15,318)	(75,411)	(24,096)
Income tax provision (benefit)	(224)	12,172	299	11,646
Net loss	$(18,871)	$(27,490)	$(75,710)	$(35,742)
Loss per share:
Basic	$(0.47)	$(0.71)	$(1.90)	$(0.92)
Diluted	$(0.47)	$(0.71)	$(1.90)	$(0.92)
Dividends declared per share:
Basic	$—	$0.05	$—	$0.10
Weighted average number of shares:
Basic	40,426	38,981	39,844	38,969
Diluted	40,426	38,981	39,844	38,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(75,710)	$(35,742)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	15,174	19,732
Stock compensation expense	2,076	2,142
Bad debt expense	566	139
Deferred income taxes	(273)	7,088
Amortization of financial items	284	152
Gain (loss) on sale of operating assets	(414)	(689)
Long-lived asset impairments	35,514	—
Changes in the fair value of contingent earn-out obligations	(74)	(364)
Changes in operating assets and liabilities:
Accounts receivable trade, net	24,647	40,829
Inventories, net	6,738	(3,293)
Prepaid and other current assets	4,255	2,942
Accounts payable and accrued liabilities	(14,753)	(26,507)
Income taxes recoverable	885	(7,761)
Other noncurrent assets and liabilities, net	(197)	3,017
Net cash provided by (used in) operating activities	(1,282)	1,685
Investing Activities
Additions to property, plant and equipment	(1,977)	(10,213)
Proceeds on sale of operating assets	2,546	687
Other, net	(1)	1,860
Net cash provided by (used in) investing activities	568	(7,666)
Financing Activities
Repayments of debt	—	(25)
Proceeds from exercise of stock options	—	111
Dividend distribution	—	(3,898)
Proceeds from stock issuance	47,040	—
Stock issuance costs	(364)	—
Net cash provided by (used in) financing activities	46,676	(3,812)
Change in cash and cash equivalents	45,962	(9,793)
Cash and cash equivalents, beginning of period	51,507	72,466
Cash and cash equivalents, end of period	$97,469	$62,673
Supplemental cash flow information
Cash payments for interest	$225	$280
Cash payments for income taxes, net of refunds	862	12,791
Property, plant and equipment accrued in accounts payable	1,339	2,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the six months ended June 30, 2016
Balances at January 1, 2016	39,218	$212,383	$127,070	$35,501	$374,954
Net loss	—	—	(75,710)	—	(75,710)
Stock issuance, net of issue costs	7,000	46,676	—	—	46,676
Stock compensation related activity	55	2,076	—	—	2,076
Balances at June 30, 2016	46,273	$261,135	$51,360	$35,501	$347,996

For the six months ended June 30, 2015
Balances at January 1, 2015	38,949	$208,999	$268,627	$35,501	$513,127
Net loss	—	—	(35,742)	—	(35,742)
Dividends declared	—	—	(3,897)	—	(3,897)
Stock compensation related activity	56	1,959	—	—	1,959
Balances at June 30, 2015	39,005	$210,958	$228,988	$35,501	$475,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Nature of Operations and Basis of Preparation

Nature of Operations

Tesco Corporation a global leader in the design, assembly, and service delivery of technology-based solutions for the upstream energy industry. The Company seeks to change the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for, and producing, oil and natural gas. Product and service offerings consist mainly of equipment sales and services to major oil and natural gas service companies and exploration and production operating companies throughout the world.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. All references to $ are to U.S. dollars.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employees' shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The update will be effective January 1, 2017. Early adoption is permitted. The adoption of the standard is not expected to have a material effect on the financial position, results of operations, or disclosures in notes to consolidated financial statements of the Company.

Note 3—Inventories, net

At June 30, 2016 and December 31, 2015, inventories, net of reserves for excess and obsolete inventories of $8.0 million and $11.8 million, respectively, by major classification were as follows (in thousands). Finished goods inventories include completed units assembled and ready for sale and spare parts inventory outside of our assembly facility that are ready for sale to third-party customers.

	June 30, 2016	December 31, 2015
Raw materials	$50,453	$53,595
Work in progress	2,290	1,944
Finished goods	35,978	39,920
	$88,721	$95,459

Note 4—Prepaid and other current assets

At June 30, 2016 and December 31, 2015, prepaid and other current assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Prepaid taxes other than income taxes	$2,698	$4,048
Deposits	3,285	4,295
Prepaid insurance	611	1,144
Other prepaid expenses	3,882	3,220
Restricted cash	997	996
Deferred job costs	755	1,786
Non-trade receivables	1,113	2,105
	$13,341	$17,594

Note 5—Property, Plant and Equipment

At June 30, 2016 and December 31, 2015, property, plant and equipment by major classification were as follows (in thousands):

	June 30, 2016	December 31, 2015
Land, buildings and leaseholds	$25,450	$27,890
Drilling equipment	268,464	362,556
Manufacturing equipment	13,061	16,303
Office equipment and other	30,490	33,056
Capital work in progress	1,880	575
	339,345	440,380
Less: Accumulated depreciation	(209,446)	(262,664)
	$129,899	$177,716

Depreciation and amortization expense for the three and six months ended June 30, 2016 and 2015 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of sales and services	$7,027	$9,102	$14,693	$18,620
Selling, general and administrative expense	188	531	481	1,112
	$7,215	$9,633	$15,174	$19,732

Sale of Operating Assets

When top drive units from our rental fleet are sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Products segment. During the three and six months ended June 30, 2016, 3 and 6 used top drives, respectively, were sold from our rental fleet, which had an aggregate net book value of $1.2 million and $1.4 million, respectively. During the three and six months ended June 30, 2015, one used top drive was sold from our rental fleet, which had an aggregate net book value of $0.2 million.

Asset Impairment

We evaluate for potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include substantial declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified, which is our operating segments. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group. The amount of an impairment charge is measured as the difference between the carrying amount and the fair value of the asset group.

Since late 2014, oil prices have declined significantly resulting in a downturn in our industry, affecting both drilling and production services. Consequently, we saw an overall decline in the number of new wells drilled and the average rig count throughout 2015, which impacted the demand for our products and services. We continued to see further declines during the first three months of 2016, which resulted in significantly lower cash flow projections. Accordingly, we performed an impairment evaluation on our long-lived assets as per the guidance of ASC Topic 360, Property, Plant and Equipment. Consequently during the three months ended March 31, 2016, we recognized $0.9 million of impairment related to intangibles and $34.6 million to reduce the carrying values of our fixed assets to estimated fair value in our Products operating segment. The value of assets in our Tubular Services operating segment are deemed to be recoverable, and no impairment resulted.

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
$921

Note 6—Warranties

Changes in our warranty reserves during the six months ended June 30, 2016 were as follows (in thousands):

June 30, 2016
Balance as of January 1, 2016	$893
Provisions	521
Expirations	(373)
Claims	(576)
Balance as of June 30, 2016	$465

Note 7—Earnings per Share and Shareholders' Equity

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average number of shares outstanding	40,426	38,981	39,844	38,969
Dilutive effect of stock-based compensation	—	—	—	—
Diluted weighted average number of shares outstanding	40,426	38,981	39,844	38,969
Anti-dilutive options excluded from calculation due to exercise prices	—	—	—	—

Shares were excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three and six months ended June 30, 2016 and June 30, 2015. The inclusion of the shares would be anti-dilutive. For the three and six months ended June 30, 2016, there were approximately 322,000 and 346,000 shares excluded, respectively. For the three and six months ended June 30, 2015, there were approximately 295,000 and 247,000 shares excluded, respectively.

Common Stock Issued

During the three months ended June 2016 the Company completed a secondary public equity offering of 7.0 million common shares that generated proceeds of $46.7 million, net of underwriting discounts, commissions, issuance costs and expenses. Subsequent to the balance sheet date, our underwriter partially exercised its over-allotment option to purchase an additional 130,752 common shares that generated nearly $1 million in additional proceeds. The unexercised options expired on July 8, 2016.

Note 8—Income Taxes

TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in certain jurisdictions around the world. Income taxes have been provided for based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision (benefit) for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current tax provision	$49	$1,888	$572	$4,558
Deferred tax provision (benefit)	(273)	10,284	(273)	7,088
Income tax provision (benefit)	$(224)	$12,172	$299	$11,646

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was a 1% benefit and 0% for the three and six months ended June 30, 2016, respectively, compared to a (79)% and (48)% expense for the same periods in 2015. The current income tax expense for the three and six months ended June 30, 2016 was due to certain tax jurisdictions where we remain profitable.

We record a valuation allowance to reduce the carrying value of deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including the implementation of feasible and prudent tax planning strategies, past operating results, the existence of cumulative losses in the most recent years, and forecast of future taxable income which inherently requires significant assumptions and judgment.

Note 9—Long-Term Debt and Credit Facility

We entered into our Second Amended and Restated Credit Agreement on April 27, 2012 (the "Credit Facility"), to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the "Revolver"). During the six months ended June 30, 2016, we reduced the aggregate commitments under the Credit Facility by $65 million to $60 million. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 9” in our 2015 Annual Report on Form 10-K.

At June 30, 2016 and December 31, 2015, we had no outstanding borrowings under the Revolver and $1.9 million and $1.3 million in letters of credit outstanding within our Credit Facility, respectively.

On February 29, 2016, we received a waiver under the Credit Facility ("this Waiver") for the Company's failure to comply with certain financial covenants under the Credit Facility as of the end of the fiscal quarter ending December 31, 2015. This Waiver was effective from February 29, 2016 through and including the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending March 31, 2016. On May 6, 2016, the waiver was extended to and through the date on which we deliver, to our lenders, our financial statements and compliance certificate, both with respect to the fiscal quarter ending June 30, 2016, contemporaneously with the filing of this Report.

Under the Credit Facility, the Company is required to, among other things, (i) not permit the leverage ratio to be greater than 3.00 to 1.0 at any time, (ii) maintain a consolidated net worth of not less than $394.2 million as of the end of the fiscal quarter ending June 30, 2016, (iii) not permit the interest coverage ratio to be less than 3.00 to 1.0 as of the end of any fiscal quarter, and (iv) if the leverage ratio is greater than 2.0 to 1.0 as of the end of any fiscal quarter, not permit the consolidated capital expenditures to be greater than the sum of consolidated EBITDA calculated for the most-recently completed four fiscal quarters plus net cash proceeds from asset sales for the most-recently completed four fiscal quarters. As of the end of the fiscal quarter ending June 30, 2016, the Company had a leverage ratio of (0.07), a consolidated net worth of $348.0 million, an interest coverage ratio of (16.4) and capital expenditures of $7.0 million. Under the Waiver (as amended on May 6, 2016), the lenders waived failures of the Company to maintain the requisite leverage ratio, consolidated net worth, interest coverage ratio and consolidated capital expenditures covenants under the Credit Facility as of the end of the fiscal quarter ending June 30, 2016.

On August 9, 2016, we terminated the Credit Facility in order to eliminate certain fees and expenses associated with maintaining an undrawn credit facility. Further, as of August 9, 2016, we maintain $1.9 million on deposit as collateral for the letters of credit outstanding.

Note 10—Commitments and Contingencies

Legal contingencies

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of the proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment into foreign countries and to secure our performance on certain contracts. As of June 30, 2016 and December 31, 2015, our total exposure under outstanding letters of credit was $3.0 million and $5.4 million, respectively.

At June 30, 2016, accounts receivable included approximately $1.6 million from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute.

Note 11—Segment Information

Business Segments

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended June 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$20,591	$12,995	$—	$—	$33,586
Depreciation and amortization	1,115	5,497	—	603	7,215
Operating loss	(2,656)	(9,331)	(1,437)	(5,793)	(19,217)
Other income					(122)
Loss before income taxes					$(19,095)

	Three Months Ended June 30, 2015
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$41,430	$33,021	$—	$—	$74,451
Depreciation and amortization	2,155	6,389	3	1,086	9,633
Operating loss	(2,816)	(2,810)	(2,059)	(6,033)	(13,718)
Other expense					1,600
Loss before income taxes					$(15,318)

	Six Months Ended June 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$37,165	$31,874	$—	$—	$69,039
Depreciation and amortization	2,467	11,320	2	1,385	15,174
Operating loss	(41,893)	(15,348)	(3,010)	(13,723)	(73,974)
Other expense					1,437
Loss before income taxes					$(75,411)

	Six Months Ended June 30, 2015
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$91,351	$74,770	$—	$—	$166,121
Depreciation and amortization	4,708	12,801	6	2,217	19,732
Operating income (loss)	1,737	(792)	(4,910)	(15,391)	(19,356)
Other expense					4,740
Loss before income taxes					$(24,096)

Other Charges

In response to the continued downturn in the energy market and its corresponding impact on our business outlook, we continued certain cost rationalization efforts that were initiated during 2015. Consequently, we recorded a charge in continuing operations related to headcount reductions and office closures. The following table presents these charges and the related income statement classification to which the charges are included for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$741	$25	$1,412	$25	Cost of sales and services - Products
Tubular Services	738	106	1,522	722	Cost of sales and services - Services
Corporate & Other	90	6	90	131	Selling, general and administrative
	$1,569	$137	$3,024	$878

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$1,818	$—	$3,227	$—	Cost of sales and services - Products
Tubular Services	1,074	—	1,972	—	Cost of sales and services - Services
Corporate & Other	90	—	372	—	Selling, general and administrative
	$2,982	$—	$5,571	$—

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs. For equipment sales, this will be the geographical region in which the product is initially deployed. Our revenue by geographic area for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$10,652	$18,836	$24,934	$45,069
Europe, Africa and Middle East	10,319	14,588	16,372	28,103
Asia Pacific	2,975	8,661	5,957	20,562
Russia	3,448	3,104	7,626	7,434
Latin America	4,739	24,164	11,615	49,620
Canada	1,453	5,098	2,535	15,333
	$33,586	$74,451	$69,039	$166,121

The physical location of our net property, plant and equipment by geographic area as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$10,982	$27,548	$9,532	$48,062
Europe, Africa and Middle East	5,561	13,062	2,327	20,950
Asia Pacific	3,517	11,506	568	15,591
Russia	11,352	840	7	12,199
Latin America	20,037	5,566	795	26,398
Canada	360	1,335	5,004	6,699
	$51,809	$59,857	$18,233	$129,899

	December 31, 2015
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$19,198	$32,479	$10,434	$62,111
Europe, Africa and Middle East	8,645	16,262	2,841	27,748
Asia Pacific	6,368	14,444	863	21,675
Russia	15,975	280	8	16,263
Latin America	30,265	9,388	988	40,641
Canada	1,498	2,341	5,439	9,278
	$81,949	$75,194	$20,573	$177,716

Major customers and credit risk

Accounts receivable are subject to normal industry credit risks and are principally derived from major oil and natural gas service companies and exploration and production companies. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in regions that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities. Bad debt expense is included in selling, general and administrative expense in our consolidated statements of income.

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

Overview and Outlook

We are a global technology leader and provider of highly engineered solutions for drilling, servicing, and completion of wells with facilities in North America, Europe, Russia, Latin America, Middle East, and Asia Pacific. Operations consist of pipe handling product sales and rentals, after-market sales and services, and tubular services, including related products and accessories sales.

Unless indicated otherwise, results of operations data are presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Business Environment

Our revenues are dependent on the number of worldwide oil and gas wells drilled, the price of crude oil and natural gas, capital spending by exploration and production companies and drilling contractors, the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, and oil sanctions and global economics, among other things. The profitability of exploration and production companies is primarily affected by the current and anticipated prices of crude oil. Profitability is a key factor in their willingness to invest in new exploration and production activities, which drives rig count and well count and influences profitability of drilling contractors. Accordingly, rig count and well count are important business barometers for the drilling industry and its suppliers, as they may reflect the relative strength and stability of energy prices and overall market activity. When drilling rigs are active they consume products and services produced by the oil services companies like ours. However, it is important to look at rig count in conjunction with the well count. Moreover, these counts should not be solely relied on as an indicator of the economic condition of our industry, as other specific and pervasive conditions may exist that affect overall energy prices and market activity.

Below is a table that shows the average rig count by region for the three and six months ended June 30, 2016 and 2015:

	Three Months Average Rig Count(1)		Six Months Average Rig Count(1)
	June 30,		June 30,
	2016	2015	2016	2015
United States	421	909	488	1,145
Canada	49	100	106	204
Latin America (includes Mexico)	190	322	211	337
Middle East (excludes Iran, Iraq, Syria and Sudan)	388	403	395	408
Asia Pacific (excludes China onshore)	184	220	185	228
Europe (excludes Russia)	92	116	98	124
Africa	89	108	90	119
Total	1,413	2,178	1,573	2,565

Outlook

The effect and duration of oil and gas price downturns continues to be unpredictable. We began to see a decline in crude oil prices after the average West Texas Intermediate ("WTI") and Brent reached highs of $107.95 and $115.19, respectively, in June 2014. The declines continued throughout the remainder of 2014 and 2015, with WTI and Brent at $36.36 and $36.61, respectively, at the end of 2015. The spot prices of WTI and Brent at June 30, 2016 have shown moderate increases to $48.27 and $48.05, respectively. The current outlook for commodity prices is that they will remain relatively unchanged for the remainder of 2016 with only modest increase for 2017. (2)

The Company's response to the market conditions has resulted in aggressive cost rationalization and global reorganization to right-size the company. During the six months ended June 30, 2016, the global workforce was reduced by an additional 23%, as compared to December 31, 2015, resulting in a charge of $3.0 million. Facility closures during the same period resulted in a charge of $0.9 million. In addition, certain austerity measures and efforts to streamline our overhead and support structure initiated in the previous year were continued. During the year ended December 31, 2015, the global workforce was reduced by 30%, resulting in a related aggregate charge of $10.9 million. The benefits of these efforts were seen this quarter as profitability improved despite a decline in sales.

The global markets will continue to be challenging as recent rig count increases in the U.S. were offset by declines in international markets. In addition, the recent steep decline in oil prices below $40 is softening the consensus about the pace and strength of the recovery. Accordingly, cost reductions and restructuring alone will not be sufficient to return us to profitability. We need to grow our revenue run rates and improve our products and services mix to achieve a break-even EBITDA. Our focus it to take advantage of changes in the marketplace and increase our market share by accelerating the deployment of our organic initiatives, accelerating the deployment of new technologies, adapting our business models more aggressively and, possibly, the acquisition of key synergistic technologies to complement our platform.

In a recovering market, we have the capacity to be an early actor through our ability to aggressively fund capital spending and working capital as well as to accelerate technology deployments. We believe that greater integration of drilling services into the rig operations; upgrading of rigs, particularly around pipe handling and mechanization of rig-floor processes; increased focus on highly mobile, plug and play rig equipment that can move between rigs and create much greater capital efficiency; and the acceleration of remote management, real-time communication and software technologies to enhance drilling performance are emerging market trends that favor Tesco.
_________________________________

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

(2)	Source: U.S. Energy Information Administration

In addition, we have begun to see a shift in the market in which participants are moving from maintaining their own equipment to outsourcing this activity under long-term contracts. Moreover, we believe that in the current business environment, many top drives have suffered deferred maintenance and cannibalization, which we expect will result in a steady increase in the need for service, maintenance, and recertification as commodity prices recover and drilling activity increases. We plan to use our existing facilities as a base to promote our after-market sales and services to capture long-term maintenance contracts opportunities, which may be enhanced through our automated rig controls, equipment health monitoring services, and pipe handling automation. These services are also compatible with our competitors' top drives. We expect these factors to allow us to take advantage of our existing inventory.

Historically, our tubular services business was primarily focused on onshore drilling. With land-based drilling consistently moving toward horizontal drilling, the value from automated casing running tools, specifically our CDS offering, has served as the foundation of our land-based expertise. Our customers have realized great benefit from the performance of our casing running tools and our approach to developing new solutions has provided us with the opportunity to expand to offshore markets. We believe that there is a significant opportunity for growth in the offshore market, including the market for our automated tubular services and equipment. Our automated services require fewer people to operate, thereby reducing expense and promoting safety and service quality. We plan to use our offshore expertise gained in Indonesia, Saudi Arabia, the United States, Mexico and the North Sea to continue to increase our offshore market share. Offshore operations are long-term in nature and, therefore, less affected by short term swings in crude oil prices. We plan to capitalize on growth opportunities, continue to invest in research and engineering related to our Products and Tubular Services segments and continue to better integrate our products and service offerings with our customer's needs.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment revenue
Products revenue
Sales	$8,381	$13,742	$12,583	$31,513
Rental services	5,887	17,733	12,459	37,743
After-Market sales and services	6,323	9,955	12,123	22,095
	20,591	41,430	37,165	91,351
Tubular Services revenue
Land	$7,778	$23,471	$18,571	$54,096
Offshore	4,364	8,716	11,785	18,566
CDS, Parts & Accessories	853	834	1,518	2,108
	12,995	33,021	31,874	74,770

Revenue	$33,586	$74,451	$69,039	$166,121

Segment operating income (loss)
Products	$(2,656)	$(2,816)	$(41,893)	$1,737
Tubular Services	(9,331)	(2,810)	(15,348)	(792)
Research and Engineering	(1,437)	(2,059)	(3,010)	(4,910)
Corporate and Other	(5,793)	(6,033)	(13,723)	(15,391)
Operating loss	$(19,217)	$(13,718)	$(73,974)	$(19,356)

Products Segment

Revenues from our Products segment are generated through pipe handling product sales, rentals, and after-market sales and service. Sales of top drives consist of new and used top drives and catwalks. Our rental fleet of pipe handling products is mobile. We install the units on the customers' rig site and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating.

Our after-market sales and service consists of providing parts and servicing units. We provide these services for automated pipe handling equipment we manufacture and selected models of our competitors.

Q2 2016 as compared with Q2 2015

Sales
Revenues decreased by $5.4 million, or 39%, for the three months ended June 30, 2016 as compared to 2015 primarily due to fewer top drive units sold globally as a result of decreased demand, rig count and crude oil prices. In the three months ended June 30, 2016, we sold a total of 8 top drives, of which 5 were new and 3 were from our rental fleet, as compared to the same period in 2015, where we sold 11 top drives, of which 10 were new and one was from our rental fleet. We recognized revenue of $1.6 million and $0.8 million related to the sale of the used top drives from our rental fleet during the three months ended June 30, 2016 and 2015, respectively.

Rental Services
Revenues decreased by $11.8 million, or 67%, for the three months ended June 30, 2016 as compared to 2015 primarily due to the depressed market demand within the industry, which led to a 50% decrease in our utilization. At June 30, 2016 utilization declined to 15% due to fewer operating days and fewer contracted units. The decrease in activity in conjunction with price compression primarily impacted our revenues in Latin America.

After-Market Sales and Services
Revenues decreased by $3.6 million, or 36%, for the three months ended June 30, 2016 as compared to 2015 primarily due to a decline in demand for parts and services in North America and Asia Pacific, accounting for 67% and 16%, respectively, of the total decline. With the continued decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer non-critical services and consume their inventories rather than replenish them.

Operating Loss
Products operating loss was flat for the three months ended June 30, 2016 as compared to 2015. Declines in revenue were offset by reductions in operating expenses derived from our aggressive restructuring and cost rationalization efforts. Reductions in workforce and offices closures resulted in charges of $0.8 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively.

YTD 2016 as compared with YTD 2015

Sales
Revenues decreased by $18.9 million, or 60%, for the six months ended June 30, 2016 as compared to 2015 primarily due to fewer top drive units sold globally as a result of decreased demand driven by reduced rig count and depressed crude oil prices. In the six months ended June 30, 2016, we sold a total of 14 top drives, of which 8 were new and 6 were from our rental fleet, as compared to the same period in 2015, when we sold 25 top drives, of which 24 were new and one was from our rental fleet. We recognized revenue of $2.8 million and $0.8 million related to the sale of the used top drives from our rental fleet during the six months ended June 30, 2016 and 2015, respectively.

Rental Services
Revenues decreased by $25.3 million, or 67%, for the six months ended June 30, 2016 as compared to 2015 primarily due to the depressed market demand within the industry causing a 56% decrease in utilization rates. At June 30, 2016 utilization declined to 14% due to fewer operating days and fewer contracted units. The decrease in activity compounded with price compression primarily impacted our revenues in Latin America, North America and Russia.

After-Market Sales and Services
Revenues decreased by $10.0 million, or 45%, for the six months ended June 30, 2016 as compared to 2015 primarily due to a decline in demand for parts and services in North America, Asia Pacific and Latin America, accounting for 63%, 14% and 13%, respectively, of the total decline. With the continued decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer non-critical services and consume their inventories rather than replenish them.

Operating Loss
Products operating loss decreased by $43.6 million, for the six months ended June 30, 2016 as compared to 2015 primarily due to the decline in revenues for each product offering due to current market conditions as a result of continued declines in oil prices and in overall demand for oilfield services.

During the three months ended March 31, 2016, we identified indicators that could cause potential impairments to our long-lived assets. Due to these indicators, we conducted testing for impairment and determined that the carrying amount of our long-lived assets in our Products segment exceeded its fair value. Accordingly, we recognized an aggregate long-lived asset impairment of $33.6 million during the six months ended June 30, 2016. For further discussion, see Part 1, Item 1, "Financial Statements, Note 5", included in this report. Reductions in workforce and offices closures resulted in charges of $1.4 million and $3.2 million for the six months ended June 30, 2016 and 2015, respectively.

Tubular Services Segment

We generate revenues in our Tubular Services segment from land and offshore services augmented by sales of products, accessories and consumables for the casing running process. Our services include personnel and equipment, including the CDSTM, power tongs, pick up/lay-down units, torque monitoring services and connection testing services for new well completion and in work-over or re-entry operations. Our product sales include the CDSTM, down-well consumables and other non-consumable parts.

Q2 2016 as compared with Q2 2015

Land
Revenues decreased by $15.7 million, or 67%, for the three months ended June 30, 2016 as compared to 2015 primarily due to decreased activity and demand in North America and Latin America of 46% and 45%, respectively. The decrease in rig count and overall activity resulted in a reduction of jobs performed during the three months ended June 30, 2016 as compared to 2015. In addition, we experienced significant price compression within tubular services during the three months ended June 30, 2016 as compared to 2015.

Offshore
Revenues decreased by $4.4 million, or 50%, for the three months ended June 30, 2016 as compared to 2015 primarily due to a decrease in the number of operating rigs within the Asia Pacific region during the second quarter of 2016. This decrease is partially offset by offshore revenue in North America as our mix of services performed continue to shift towards higher revenue generating deepwater services.

CDS, Parts, & Accessories
Revenues for the three months ended June 30, 2016 as compared to 2015 were flat. Decreases in revenues of part and accessories sales in North America and Latin America were offset by the sale of a used CDS unit in Asia Pacific.

Operating Loss
Tubular Services operating loss decreased by $6.5 million, for the three months ended June 30, 2016 as compared to 2015 primarily due to the aforementioned declines in revenue partially offset by cost reductions achieved through aggressive cost rationalization efforts undertaken. Reductions in workforce and offices closures resulted in charges of $0.8 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.

YTD 2016 as compared with YTD 2015

Land
Revenues decreased by $35.5 million, or 66%, for the six months ended June 30, 2016 as compared to 2015 primarily due to decreased activity and demand in North America and Latin America of 45% and 44%, respectively. The decrease in rig count and overall activity resulted in a reduction of jobs being performed during the six months ended June 30, 2016 as compared to 2015. Additionally, the continued decline in oil prices and tubular services competition compressed pricing.

Offshore
Revenues decreased by $6.8 million, or 37%, for the six months ended June 30, 2016 as compared to 2015 primarily due to a decrease in the number of operating rigs within the Asia Pacific region during the first half of 2016. This decrease was offset by offshore revenue in North America as our mix of services performed continue to shift towards higher revenue generating deepwater services.

CDS, Parts, & Accessories
Revenues decreased by $0.6 million, or 28%, for the six months ended June 30, 2016 as compared to 2015 primarily due to declining part sales driven by customers postponing capital expenditures in light of the decline in market conditions. The decrease in revenues related to parts and accessories is tied to the decreased land-based and offshore tubular services jobs performed in primarily in North America and Latin America during the six months ended June 30, 2016.

Operating Loss
Tubular Services operating loss decreased by $14.6 million, for the six months ended June 30, 2016 as compared to 2015 primarily due to the aforementioned declines in revenue partially offset by cost reductions achieved through aggressive cost rationalization efforts undertaken. Significant contributors to the total decline were Latin America and Asia Pacific of 59% and 32%, respectively. Reductions in workforce and offices closures resulted in charges of $2.2 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. Declines were further offset by an adjustment in the amount of past due disputed accounts payable during the three months ended March 31, 2016.

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

Q2 2016 as compared with Q2 2015

Operating expenses decreased by $0.6 million, or 30%, during the three months ended June 30, 2016 as compared to 2015 primarily due to a decrease in spending related to targeted cost rationalization efforts.

YTD 2016 as compared with YTD 2015

Operating expenses decreased by $1.9 million, or 39%, during the six months ended June 30, 2016 as compared to 2015 primarily due to a decrease in spending related to targeted cost rationalization efforts.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses and certain selling and marketing expenses. Corporate and other expenses as a percent of revenues were 17% and 8% for the three months ended June 30, 2016 and 2015, respectively.

Q2 2016 as compared with Q2 2015

Operating expenses decreased by $0.2 million, or 4%, during the three months ended June 30, 2016 as compared to 2015 primarily due to cost saving measures implemented in 2015 and continuing in 2016. The benefits of these cost saving measures are visible primarily in personnel costs and various discretionary spending accounts.

YTD 2016 as compared with YTD 2015

Operating expenses decreased by $1.7 million, or 11%, during the six months ended June 30, 2016 as compared to 2015 primarily due to cost saving measures implemented in 2015 and continuing in 2016. The benefits of these cost saving measures are visible primarily in personnel costs and various discretionary spending accounts.

Other expense (income)

Below is a detail of expenses that are not allocated to segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$191	$354	$654	$572
Interest income	(347)	(12)	(429)	(40)
Foreign exchange loss	17	1,399	1,185	4,555
Other expense (income)	17	(141)	27	(347)
Loss before income taxes	(19,095)	(15,318)	(75,411)	(24,096)
Income tax provision (benefit)	(224)	12,172	299	11,646
Net loss	$(18,871)	$(27,490)	$(75,710)	$(35,742)

Q2 2016 as compared with Q2 2015

Interest Expense
Interest expense decreased by $0.2 million, or 46%, during the three months ended June 30, 2016 as compared to 2015 primarily due to the decrease in debt issue costs related to the reduction of our Credit Facility's borrowing capacity.

Interest Income
Interest income increased by $0.3 million, during the three months ended June 30, 2016 as compared to 2015 primarily due to interest received on short term investment of excess cash held in Latin America.

Foreign Exchange Loss
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses decreased by $1.4 million, or 99%, during the three months ended June 30, 2016 as compared to 2015 primarily due to relatively stable exchange rates and reductions in net monetary assets subject to revaluation in Argentina, Colombia, and Mexico.

Other Expense (Income)
Other expense increased by $0.2 million during the three months ended June 30, 2016 as compared to 2015 primarily due to the fair market value adjustment recorded in 2015 for the contingent earn-out obligation related to the acquisition of assets in 2014. The contingent earn-out obligation expired in May 2016.

Income Tax Provision
Income tax provision decreased by $12.4 million for the three months ended June 30, 2016 as compared to the same period in 2015 primarily due to a $15.3 million valuation allowance recorded against deferred tax assets during the three months ended June 30, 2015. Our effective tax rates were a 1% benefit and a (79)% expense for the three months ended June 30, 2016 and 2015, respectively.

YTD 2016 as compared with YTD 2015

Interest Expense
Interest expense increased by $0.1 million, or 14%, during the six months ended June 30, 2016 as compared to 2015 primarily due to the write off the unamortized debt issuance costs of $0.2 million during the six months ended June 30, 2016 related to the decrease in our Credit Facility's borrowing capacity.

Interest Income
Interest income increased by $0.4 million during the three months ended June 30, 2016 as compared to 2015 primarily due to interest received on short term investment of excess cash held in Latin America.

Foreign Exchange Loss
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses decreased by $3.4 million, or 74%, during the six months ended June 30, 2016 as compared to 2015 primarily due to relatively stable exchange rates and reductions in net monetary assets subject to revaluation in Argentina, Colombia, and Mexico.

Other Expense (Income)
Other expense increased by $0.4 million during the six months ended June 30, 2016 as compared to 2015 primarily due to the fair market value adjustment recorded in 2015 for the contingent earn-out obligation related to the acquisition of assets in 2014. The contingent earn-out obligation expired in May 2016.

Income Tax Provision
Income tax provision decreased by $11.3 million, or 97%, for the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to a $15.3 million valuation allowance recorded against deferred tax assets during the six months ended June 30, 2015. Our effective tax rates were 0% and a (48)% expense for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from operations and available cash and cash equivalents. For the six months ended June 30, 2016, cash and cash equivalents increased by $46.0 million to $97.5 million, primarily due to the June 2016 secondary public equity offering of 7.0 million common shares of the Company that generated proceeds of $46.7 million, net of underwriting discounts, commissions, issuance costs and expenses. The offering proceeds provide Tesco optionality to address working capital and capital spending needs in a potential market recovery while also funding strategic initiatives to gain market share through technology offerings and possibly through acquisitions.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no off-balance sheet arrangements other than the manufacturing purchase commitments and letters of credit noted below, future interest payments on the aggregate unused commitments under our revolving credit facility and lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K.

Manufacturing Purchase Commitments
Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have decreased from $8.5 million as of December 31, 2015 to $6.9 million as of June 30, 2016.  This decrease of $1.6 million, or 19%, is driven primarily by the receipt of orders and the cancellation of prior orders with vendors due to the decline in product demand caused by the decline in oil prices.

Letters of Credit
The Company enters into letters of credit in the ordinary course of business. The availability of current borrowings is, and future borrowings may be, limited in order to maintain certain financial ratios required by restrictive covenants in the Second Amended and Restated Credit Agreement, dated as of April 27, 2012 (the "Credit Facility"). As of June 30, 2016, outstanding letters of credit were approximately $3.0 million, of which $1.9 million was outstanding under the Credit Facility. On August 9, 2016, we terminated the Credit Facility in order to eliminate certain fees and expenses associated with maintaining an undrawn credit facility. Further, as of August 9, 2016, we maintain $1.9 million on deposit in letters of credit outstanding , see Part 1, Item 1, “Financial Statements, Note 9”, included in this Report.

Critical Accounting Estimates and Policies

Accounting policies are described in the notes to the audited consolidated financial statements included in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the 2015 Annual Report on Form 10−K. The unaudited condensed consolidated financial statements were prepared in conformity with U.S. GAAP. Results of operations and financial condition, as reflected in the unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of the business and customers. While these issues require judgments that may be subjective, they are generally based on a significant amount of historical data and current market data. The most critical accounting policies are those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in the 2015 Annual Report on Form 10−K.  During the three and six ended June 30, 2016, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" in the 2015 Annual Report on Form 10‑K for a detailed discussion of the risks affecting the Company. There have been no material changes to the market risks described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in the 2015 Annual Report on Form 10‑K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures designed and maintained to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. As of June 30, 2016, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer participated with management in evaluating the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). The Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that, as of June 30, 2016, disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

We are providing the following information under this Item 5 in lieu of reporting the information under Item 1.02, “Termination of a Material Definitive Agreement,” of a Current Report on Form 8-K.

On August 4, 2016, Tesco Corporation (the "Company") delivered a notice to JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"), terminating its Second Amended and Restated Credit Agreement, dated as of April 27, 2012, by and among the Company, its indirect wholly-owned subsidiary Tesco US Holding L.P.,  the lenders party thereto from time to time and the Agent, as amended (the "Credit Agreement"). The termination of the Credit Agreement and $60 million secured revolving credit facility provided thereunder was effective on August 9, 2016. There are no borrowings currently outstanding under the Credit Agreement. The Company terminated the Credit Agreement to save certain fees and expenses associated with maintaining the undrawn credit facility. The Company did not incur any termination penalties in connection with the termination of the Credit Agreement.

The material terms of the Credit Agreement and each of the First Amendment and the Limited Waiver thereto were previously described in Current Reports on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on May 1, 2012 and May 12, 2014 and on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission on  March 4, 2016, respectively, which descriptions are incorporated herein by reference.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	August 9, 2016

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 9, 2016

TESCO CORPORATION

	By:	/s/ THOMAS B SLOAN JR.
Thomas B Sloan Jr., Vice President and Corporate Controller (Principal Accounting Officer)
Date:	August 9, 2016

EXHIBIT INDEX

Exhibit No.	Description

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