Form 10-Q
period 2016-09-30
TESCO CORP
filed 2016-11-07
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of common shares outstanding as of October 31, 2016:   46,403,938

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

Caution Regarding Forward-Looking Information; Risk Factors

This report for the quarter ended September 30, 2016 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate," "believe," "expect," "plan," "intend," "forecast," "target," "project," "may," "will," "should," "could," "estimate," "predict," or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets
Cash and cash equivalents	$90,127	$51,507
Accounts receivable trade, net of allowance for doubtful accounts of $8,422 and $8,894 as of September 30, 2016 and December 31, 2015, respectively	38,882	64,270
Inventories, net	80,540	95,459
Income taxes recoverable	6,281	7,656
Prepaid and other current assets	16,155	17,594
Total current assets	231,985	236,486
Property, plant and equipment, net	125,556	177,716
Deferred income taxes	—	598
Intangible and other assets, net	4,542	6,894
Total assets	$362,083	$421,694
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	11,808	14,332
Deferred revenue	3,837	4,382
Warranty reserves	602	893
Income taxes payable	1,147	1,430
Accrued payroll and benefits	6,464	12,448
Accrued taxes other than income taxes	4,541	4,173
Other current liabilities	2,908	5,255
Total current liabilities	31,307	42,913
Other liabilities	1,659	2,239
Deferred income taxes	1,141	1,588
Total liabilities	34,107	46,740
Commitments and contingencies
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 46,404 and 39,218 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	263,184	212,383
Retained earnings	29,291	127,070
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	327,976	374,954
Total liabilities and shareholders’ equity	$362,083	$421,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Products	$10,236	$18,111	$35,680	$71,736
Services	20,179	43,286	63,774	155,782
Total revenue	30,415	61,397	99,454	227,518
Operating expenses
Cost of sales and services
Products	16,965	20,784	47,068	72,073
Services	27,363	44,890	87,783	153,637
	44,328	65,674	134,851	225,710
Selling, general and administrative	6,725	9,366	20,691	29,898
Long-lived asset impairments	—	—	35,514	—
Research and engineering	1,248	2,076	4,258	6,985
Total operating expenses	52,301	77,116	195,314	262,593
Operating loss	(21,886)	(15,719)	(95,860)	(35,075)
Other expense (income)
Interest expense	196	271	850	843
Interest income	(42)	(56)	(471)	(96)
Foreign exchange loss	352	1,951	1,537	6,506
Other expense (income)	233	118	260	(229)
Total other expense	739	2,284	2,176	7,024
Loss before income taxes	(22,625)	(18,003)	(98,036)	(42,099)
Income tax provision (benefit)	(556)	1,899	(257)	13,545
Net loss	$(22,069)	$(19,902)	$(97,779)	$(55,644)
Loss per share:
Basic	$(0.48)	$(0.51)	$(2.33)	$(1.43)
Diluted	$(0.48)	$(0.51)	$(2.33)	$(1.43)
Dividends declared per share:
Basic	$—	$0.05	$—	$0.15
Weighted average number of shares:
Basic	46,382	39,005	42,039	38,981
Diluted	46,382	39,005	42,039	38,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(97,779)	$(55,644)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	22,516	29,146
Stock compensation expense	3,247	2,962
Bad debt expense	514	52
Deferred income taxes	152	8,937
Amortization of financial items	406	229
Loss on sale of operating assets	(616)	(728)
Long-lived asset impairments	35,514	—
Changes in the fair value of contingent earn-out obligations	(74)	(597)
Changes in operating assets and liabilities:
Accounts receivable trade, net	24,780	52,790
Inventories, net	14,919	679
Prepaid and other current assets	3,164	2,767
Accounts payable and accrued liabilities	(12,668)	(29,313)
Income taxes recoverable	608	(9,750)
Other non-current assets and liabilities, net	(228)	(1,663)
Net cash used in operating activities	(5,545)	(133)
Investing Activities
Additions to property, plant and equipment	(4,529)	(12,304)
Proceeds on sale of operating assets	2,865	780
Other, net	226	1,793
Net cash used in investing activities	(1,438)	(9,731)
Financing Activities
Repayments of debt	—	(25)
Proceeds from exercise of stock options	—	111
Dividend distribution	—	(5,849)
Proceeds from stock issuance	47,918	—
Stock issuance costs	(364)	—
Restricted cash used as collateral for outstanding letters of credit	(1,951)	—
Net cash provided by (used in) financing activities	45,603	(5,763)
Change in cash and cash equivalents	38,620	(15,627)
Cash and cash equivalents, beginning of period	51,507	72,466
Cash and cash equivalents, end of period	$90,127	$56,839
Supplemental cash flow information
Cash payments for interest	$355	$396
Cash payments for income taxes, net of refunds	1,350	17,418
Property, plant and equipment accrued in accounts payable	2,329	1,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
For the nine months ended September 30, 2016
Balances at December 31, 2015	39,218	$212,383	$127,070	$35,501	$374,954
Net loss	—	—	(97,779)	—	(97,779)
Stock issuance, net of issue costs	7,131	47,554	—	—	47,554
Stock compensation related activity	55	3,247	—	—	3,247
Balances at September 30, 2016	46,404	$263,184	$29,291	$35,501	$327,976

For the nine months ended September 30, 2015
Balances at December 31, 2014	38,949	$208,999	$268,627	$35,501	$513,127
Net loss	—	—	(55,644)	—	(55,644)
Dividends declared	—	—	(5,849)	—	(5,849)
Stock compensation related activity	57	2,615	—	—	2,615
Balances at September 30, 2015	39,006	$211,614	$207,134	$35,501	$454,249

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-16, Income Taxes (Topic 740). The standard improves the accounting for income tax consequences of intra-entry transfers of assets other than inventory. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a modified retrospective approach. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a retrospective approach. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employees' shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The update will be effective January 1, 2017. Early adoption is permitted. The adoption of the standard is not expected to have a material effect on the financial position, results of operations, or disclosures in notes to consolidated financial statements of the Company.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update will be effective January 1, 2018. Early adoption is permitted on January 1, 2017. We have not yet completed our evaluation of the impact of the adoption of this standard. However, we will adopt the standard as of January 1, 2018.

Note 3—Inventories, net

During the three months ended September 30, 2016, we commenced certain supply chain initiatives designed to optimize the utilization of our global inventory. From these initiatives, certain component parts inventory held by our foreign locations that previously were only considered generally available for sale directly to our customers are now a potential source for any current or future manufacturing or assembly activity. Historically, this inventory was classified as finished goods as our intent with this inventory was to sell it directly to customers in its current state. As of September 30, 2016, we classify such inventory as raw material and component parts to properly reflect the nature and expected future utilization of the inventory as a result of the supply chain initiatives. At December 31, 2015, the value of the component parts inventory that was included in finished goods, now considered raw materials and component parts was $24.9 million. At September 30, 2016 and December 31, 2015, inventories, net of reserves for excess and obsolete inventories of $9.1 million and $11.8 million, respectively, by major classification were as follows (in thousands).

	September 30, 2016	December 31, 2015
Raw materials and component parts	$70,817	$53,595
Work in progress	2,747	1,944
Finished goods	6,976	39,920
	$80,540	$95,459

We evaluated our global inventory and projected sales estimates and inventory usage in light of the current operating environment and the timing of the forecasted recovery. Based on our analysis, we determined that certain inventory items had net realizable values that were less than their carrying amounts. Accordingly, we recorded an aggregate inventory charge of $3.1 million for the three months ended September 30, 2016.  Of this charge, $1.7 million and $1.4 million related to finished goods and raw materials, respectively.

Note 4—Prepaid and other current assets

At September 30, 2016 and December 31, 2015, prepaid and other current assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Prepaid taxes other than income taxes	$2,589	$4,048
Deposits	4,093	4,295
Prepaid insurance	833	1,144
Other prepaid expenses	4,355	3,220
Restricted cash	2,721	996
Deferred job costs	819	1,786
Non-trade receivables	745	2,105
	$16,155	$17,594

Note 5—Property, Plant and Equipment

At September 30, 2016 and December 31, 2015, property, plant and equipment by major classification were as follows (in thousands):

	September 30, 2016	December 31, 2015
Land, buildings and leaseholds	$27,503	$27,890
Drilling equipment	265,833	362,556
Manufacturing equipment	13,163	16,303
Office equipment and other	29,924	33,056
Capital work in progress	2,978	575
	339,401	440,380
Less: Accumulated depreciation	(213,845)	(262,664)
	$125,556	$177,716

Depreciation and amortization expense for the three and nine months ended September 30, 2016 and 2015 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales and services	$7,186	$8,890	$21,879	$27,510
Selling, general and administrative expense	156	524	637	1,636
	$7,342	$9,414	$22,516	$29,146

Sale of Operating Assets

When pipe handling products that we manufacture are used in our rental fleet and sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Products segment. When CDS products that we manufacture are used in our rental fleet and sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within CDS, parts and accessories of our Tubular Services segment. During the nine months ended September 30, 2016 and 2015, six and one used top drives were sold from our rental fleet, which had an aggregate net book value $1.4 million and $0.2 million, respectively. No used top drives were sold during the three months ended September 30, 2016 and 2015.

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

Since late 2014, oil prices have declined significantly resulting in an industry downturn, affecting both drilling and production services. Consequently, we saw an overall decline in the number of new wells drilled and the average rig count throughout 2015, which impacted the demand for our products and services. We continued to see further declines during the first three months of 2016, which resulted in significantly lower cash flow projections. Accordingly, we performed an impairment evaluation on our long-lived assets as per the guidance of ASC Topic 360, Property, Plant and Equipment. Consequently, during the three months ended March 31, 2016, we recognized $0.9 million of impairment related to intangibles and $34.6 million to reduce the carrying values of our fixed assets to estimated fair value in our Products operating segment. The value of assets in our Tubular Services operating segment are deemed to be recoverable, and no impairment resulted.

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

The following tables present the impairments recognized during the three months ended March 31, 2016 and the nine months ended September 30, 2016, by our major categories of property, plant and equipment and by our major categories of intangible assets (in thousands):

Property, plant and equipment
Land, building and leaseholds	$903
Drilling equipment	31,682
Manufacturing equipment	1,497
Office equipment and other	510
$34,592

Intangible assets
Customer relationships	$184
Product designs	617
Other	120
$921

Note 6—Warranties

Changes in our warranty reserves during the nine months ended September 30, 2016 were as follows (in thousands):

September 30, 2016
Balance as of January 1, 2016	$893
Provisions	951
Expirations	(491)
Claims	(751)
Balance as of September 30, 2016	$602

Note 7—Earnings per Share and Shareholders' Equity

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average number of shares outstanding	46,382	39,005	42,039	38,981
Dilutive effect of stock-based compensation	—	—	—	—
Diluted weighted average number of shares outstanding	46,382	39,005	42,039	38,981
Anti-dilutive options excluded from calculation due to exercise prices	—	—	—	—

Shares were excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three and nine months ended September 30, 2016 and September 30, 2015. The inclusion of the shares would be anti-dilutive. For the three and nine months ended September 30, 2016, there were approximately 426,000 and 408,000 shares excluded, respectively. For the three and nine months ended September 30, 2015, there were approximately 218,000 and 239,000 shares excluded, respectively.

Common Stock Issued

In June 2016, the Company completed a secondary public equity offering of 7.0 million common shares that generated proceeds of $46.7 million, net of underwriting discounts, commissions, issuance costs and expenses. In July 2016, our underwriter partially exercised its over-allotment option to purchase an additional 130,752 common shares that generated nearly $1 million in additional proceeds. The unexercised options expired on July 8, 2016.

Note 8—Income Taxes

TESCO is an Alberta, Canada corporation. We conduct business and are taxed on profits earned in certain jurisdictions around the world. Income taxes have been provided for based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision (benefit) for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current tax provision (benefit)	$(981)	$50	$(409)	$4,608
Deferred tax provision	425	1,849	152	8,937
Income tax provision (benefit)	$(556)	$1,899	$(257)	$13,545

Our effective tax rate, which is income tax expense as a percentage of pre-tax earnings, was a 2% benefit and 0% for the three and nine months ended September 30, 2016, respectively, compared to a (11)% and (32)% expense for the same periods in 2015. The current income tax benefit for the three and nine months ended September 30, 2016 was primarily due to refunds in certain tax jurisdictions.

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

Note 9—Long-Term Debt and Credit Facility

We entered into our Second Amended and Restated Credit Agreement on April 27, 2012 (the "Credit Facility"), to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the "Revolver"). In February 2016, we reduced the aggregate commitments under the Credit Facility by $65 million to $60 million. See Part II, Item 8, “Financial Statements and Supplementary Data, Note 9” in our 2015 Annual Report on Form 10-K.

On August 9, 2016, we terminated the Credit Facility in order to eliminate certain fees and expenses associated with maintaining an undrawn credit facility and wrote off the remaining unamortized balance of debt issuance cost of $0.1 million related to the facility. Letters of credit that had been outstanding within the Revolver prior to its termination have now been collateralized by cash on deposit. At September 30, 2016, we maintain $2.0 million on deposit as collateral for outstanding letters of credit. This deposit is classified as restricted cash within prepaid and other assets on the balance sheet at September 30, 2016.

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

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter into in connection with the importation of equipment into foreign countries and to secure our performance on certain contracts. As of September 30, 2016 and December 31, 2015, our total exposure under outstanding letters of credit was $2.7 million, which was secured by restricted cash on deposit, and $5.4 million, respectively.

At September 30, 2016, accounts receivable included approximately $1.6 million from a customer in Mexico for the period of May 2013 through July 2014 that are unbilled due to a contractual rate dispute.

Note 11—Segment Information

Business Segments

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$16,957	$13,458	$—	$—	$30,415
Depreciation and amortization	1,395	5,356	—	591	7,342
Operating loss	(7,437)	(7,986)	(1,248)	(5,215)	(21,886)
Other expense					739
Loss before income taxes					$(22,625)

	Three Months Ended September 30, 2015
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$28,833	$32,564	$—	$—	$61,397
Depreciation and amortization	1,988	6,321	3	1,102	9,414
Operating loss	(3,908)	(3,542)	(2,076)	(6,193)	(15,719)
Other expense					2,284
Loss before income taxes					$(18,003)

	Nine Months Ended September 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$54,122	$45,332	$—	$—	$99,454
Depreciation and amortization	3,862	16,676	2	1,976	22,516
Operating loss	(49,329)	(23,335)	(4,258)	(18,938)	(95,860)
Other expense					2,176
Loss before income taxes					$(98,036)

	Nine Months Ended September 30, 2015
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$120,184	$107,334	$—	$—	$227,518
Depreciation and amortization	6,697	19,122	9	3,318	29,146
Operating loss	(2,172)	(4,334)	(6,985)	(21,584)	(35,075)
Other expense					7,024
Loss before income taxes					$(42,099)

Other Charges

In response to the continued downturn in the energy market and its corresponding impact on our business outlook, we continued certain cost rationalization efforts that were initiated during 2015. Consequently, we recorded a charge in continuing operations related to headcount reductions and office closures. The following table presents these charges and the related income statement classification to which the charges are included for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$75	$—	$1,487	$25	Cost of sales and services - Products
Tubular Services	193	15	1,715	737	Cost of sales and services - Services
Corporate & Other	—	—	90	131	Selling, general and administrative
	$268	$15	$3,292	$893

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$727	$—	$3,954	$—	Cost of sales and services - Products
Tubular Services	524	—	2,496	—	Cost of sales and services - Services
Corporate & Other	428	—	800	—	Selling, general and administrative
	$1,679	$—	$7,250	$—

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs. For equipment sales, this will be the geographical region in which the product is initially deployed. Our revenue by geographic area for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$9,035	$17,655	$33,969	$62,726
Europe, Africa and Middle East	9,542	10,122	25,914	38,225
Asia Pacific	1,536	7,880	7,493	28,442
Russia	3,883	1,695	11,509	9,128
Latin America	5,631	21,397	17,246	71,016
Canada	788	2,648	3,323	17,981
	$30,415	$61,397	$99,454	$227,518

The physical location of our net property, plant and equipment by geographic area as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$7,214	$31,963	$9,897	$49,074
Europe, Africa and Middle East	5,645	11,056	2,332	19,033
Asia Pacific	3,477	10,433	522	14,432
Russia	11,085	828	6	11,919
Latin America	18,996	5,376	228	24,600
Canada	324	1,341	4,833	6,498
	$46,741	$60,997	$17,818	$125,556

	December 31, 2015
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$19,198	$32,479	$10,434	$62,111
Europe, Africa and Middle East	8,645	16,262	2,841	27,748
Asia Pacific	6,368	14,444	863	21,675
Russia	15,975	280	8	16,263
Latin America	30,265	9,388	988	40,641
Canada	1,498	2,341	5,439	9,278
	$81,949	$75,194	$20,573	$177,716

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

Note 12—Subsequent Events

On November 3, 2016, the authorities in Egypt devalued the Egyptian pound by 32.3% and announced the currency would be allowed to float. The move devalued the rate from the previous official rate of 8.8 to 13.0 to the U.S. dollar, and the floating exchange rate has declined further. At September 30, 2016, we maintained cash of $1.9 million on deposit in an Egyptian bank. Due to currency controls, intended to maintain the value of the Egyptian pound against the U.S. dollar, our ability to convert Egyptian pounds to other currencies and transfer the funds freely outside of the country was limited. We are currently evaluating the full impact of this action on our financial statements.

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

Business Environment

Our revenue is heavily dependent on the level of drilling activity of exploration and production companies, which is performed primarily through drilling contractors. The willingness of exploration and production companies to spend capital on drilling activities is primarily affected by the current and anticipated prices of crude oil and natural gas, which is driven by such factors as the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, oil sanctions, and global economics, among other things. When drilling rigs are active they consume products and services produced by the oilfield services companies like ours. Accordingly, rig count and well count are important business barometers for the drilling industry and its suppliers, as they may reflect the relative strength and stability of energy prices and overall market activity. However, it is important to look at rig count in conjunction with the well count. Moreover, these counts should not be solely relied on as an indicator of the economic condition of our industry, as other specific and pervasive conditions may exist that affect overall energy prices and market activity.

Below is a table that shows the average rig count by region for the three and nine months ended September 30, 2016 and 2015:

	Three Months Average Rig Count(1)		Nine Months Average Rig Count(1)
	September 30,		September 30,
	2016	2015	2016	2015
United States	480	866	485	1,052
Canada	121	191	111	200
Latin America (includes Mexico)	187	318	203	331
Middle East (excludes Iran, Iraq, Syria and Sudan)	385	393	392	403
Asia Pacific (excludes China onshore)	190	217	187	224
Europe (excludes Russia)	94	109	97	119
Africa	80	95	87	111
Total	1,537	2,189	1,562	2,440

Outlook

The effect and duration of the oil and gas industry downturn continues to be unpredictable. We began to see a decline in crude oil prices after the average West Texas Intermediate ("WTI") and Brent crude reached highs of $107.95 and $115.19, respectively, in June 2014. The declines continued throughout the remainder of 2014 and 2015, with WTI and Brent crude at $36.36 and $36.61, respectively, at the end of 2015. The spot prices of WTI and Brent crude at September 30, 2016 have shown moderate increases to $47.72 and $48.24, respectively. The current outlook for commodity prices remains highly uncertain, but we believe evidence suggests they will remain relatively unchanged for the remainder of 2016 with only modest increase for 2017.(2)

The Company's response to the market conditions has resulted in aggressive cost rationalization and global reorganization to right-size the company. During the nine months ended September 30, 2016, the global workforce was reduced by an additional 25%, as compared to December 31, 2015, resulting in a charge of $3.3 million. Facility closures during the same period resulted in a charge of $0.9 million. In addition, certain austerity measures and efforts to streamline our overhead and support structure initiated in the previous year continued. During the year ended December 31, 2015, the global workforce was reduced by 30%, resulting in a related aggregate charge of $10.9 million. We expect to complete almost all of our planned cost reduction and restructuring actions by year-end, but that alone will not return us to profitability. We also need to grow our revenue run rates and improve our products and services mix in order to improve profitability.

Recent higher crude oil prices and increased rig count in North America are some evidence that suggests the market bottom is forming. Despite this gradual increase, we still believe that the path to recovery will be slow and volatile as international and offshore markets will remain weak and global oilfield services pricing remains challenged and unsustainable. However, our nearly completed cost reductions and restructuring actions as well as strong liquidity position should allow us to weather the slow recovery and participate early in the recovery. Accordingly, cash generation and preservation continue to be a high priority. At the same time, we will continue to invest in initiatives that should quicken our return to profitability.

While pricing in North America remains at unsustainable levels, it is slowly driving competitor attrition. This highlights the importance of cost efficiency, differentiation, automation of services and liquidity in this market as key measures of survivability and the ability to secure market share as activity increases.

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

(2)	Source: U.S. Energy Information Administration

Within our Products segment we will continue funding the development and commercialization of our suite of rig floor mechanization technologies. We completed lab testing of the Pipe Drive System ("PDS'') and expect to commercialize this project next year. In addition, land catwalk adoption is growing with increased demand coming mostly from the Middle East. As initial demand is coming from rentals, we will add a few catwalks to our rental fleet over the next few quarters with the expectation they will convert to product sales in the future. Over time we expect most rigs will operate with a catwalk to deliver pipe to the rig floor in a safe and automated manner. Therefore, we expect most of the demand in the future to convert to product sales.

In addition, we continue to expand the scope of our after-market service capabilities. That new scope includes repairing and upgrading third-party pipe-handling equipment and expanding our footprint cost-effectively by adding distributors to markets we choose not to operate in directly. Not only may these distributors be an outlet for local after-market service, they may also generate opportunities for additional new and used product sales and tubular services. In the third quarter of 2016 we added our second distributor after changing our means of distribution in a market.

We continue to increase the installations of our first generation Automated Rig Controls ("ARC") product, which adds significant drilling performance to top drives. While customer feedback has been very positive thus far, we continue to develop further performance and drilling features that will be part of one seamless, fully-integrated performance-enhancing platform.

Within our Tubular Services segment, we will continue to convert more land market share from conventional casing running to our automated Evolution model, which requires significantly less manpower and equipment. We expect conversion rates to increase as we introduce additional cementing accessories, like our new multi-plug launch system ("MPLS"), which is currently performing field tests and is expected to be commercialize in the coming quarters. The combination of this plug launch system and our side-entry cement swivel with the CDSTM will provide significant value creation for our customers while giving us additional cost efficiencies, which we expect to disrupt the industry cost model, allow us to gain market share and improve our profitability.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment revenue
Products revenue
Sales	$4,368	$5,436	$16,951	$36,948
Rental services	7,120	13,998	19,579	51,742
After-Market sales and services	5,469	9,399	17,592	31,494
	16,957	28,833	54,122	120,184
Tubular Services revenue
Land	$7,793	$20,967	$26,365	$75,063
Offshore	4,074	7,447	15,859	26,013
CDS, Parts & Accessories	1,591	4,150	3,108	6,258
	13,458	32,564	45,332	107,334

Revenue	$30,415	$61,397	$99,454	$227,518

Segment operating loss
Products	$(7,437)	$(3,908)	$(49,329)	$(2,172)
Tubular Services	(7,986)	(3,542)	(23,335)	(4,334)
Research and Engineering	(1,248)	(2,076)	(4,258)	(6,985)
Corporate and Other	(5,215)	(6,193)	(18,938)	(21,584)
Operating loss	$(21,886)	$(15,719)	$(95,860)	$(35,075)

Products Segment

Revenues from our Products segment are generated through pipe handling product sales, rentals, and after-market sales and service. Sales of Products consist of new and used pipe handling products. Our rental fleet of pipe handling products is highly mobile, where we install the units on the customers' rig site and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating.

Our after-market sales and service consists of providing parts and servicing units. We provide these services for automated pipe handling equipment we manufacture and selected models of our competitors.

Q3 2016 as compared with Q3 2015

Sales
Revenues decreased by $1.1 million, or 20%, for the three months ended September 30, 2016 as compared to 2015 primarily due to fewer top drive units sold globally as a result of decreased demand, rig count and crude oil prices. In the three months ended September 30, 2016, we sold 3 new top drives, as compared to the same period in 2015, where we sold 5 new top drives.

Rental Services
Revenues decreased by $6.9 million, or 49%, for the three months ended September 30, 2016 as compared to 2015 primarily due to the depressed market demand within the industry, which led to a 16% decrease in our utilization. At September 30, 2016 utilization declined to 21% due to fewer operating days and fewer contracted units. The decrease in activity in conjunction with price compression primarily impacted our revenues in Latin America.

After-Market Sales and Services
Revenues decreased by $3.9 million, or 42%, for the three months ended September 30, 2016 as compared to 2015 primarily due to a decline in demand for parts and services in North America and Asia Pacific, accounting for 60% and 28%, respectively, of the total decline. With the continued decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer non-critical services and consume their inventories rather than replenish them.

Operating Loss
Products operating loss increased by $3.5 million, or 90%, for the three months ended September 30, 2016 as compared to 2015 primarily due to an inventory charge of $3.0 million. Declines in revenue were offset by reductions in operating expenses derived from our aggressive restructuring and cost rationalization efforts. Reductions in workforce and offices closures resulted in charges of $0.1 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively.

YTD 2016 as compared with YTD 2015

Sales
Revenues decreased by $20.0 million, or 54%, for the nine months ended September 30, 2016 as compared to 2015 primarily due to fewer top drive units sold globally as a result of decreased demand driven by reduced rig count and depressed crude oil prices. In the nine months ended September 30, 2016, we sold a total of 15 top drives, of which 9 were new and 6 were from our rental fleet, as compared to the same period in 2015, when we sold 30 top drives, of which 29 were new and one was from our rental fleet. We recognized revenue of $2.8 million and $0.8 million related to the sale of the used top drives from our rental fleet during the nine months ended September 30, 2016 and 2015, respectively.

Rental Services
Revenues decreased by $32.2 million, or 62%, for the nine months ended September 30, 2016 as compared to 2015 primarily due to the depressed market demand within the industry causing a 44% decrease in utilization rates. At September 30, 2016, utilization declined to 16% due to fewer operating days and fewer contracted units. The decrease in activity compounded with price compression primarily impacted our revenues in Latin America.

After-Market Sales and Services
Revenues decreased by $13.9 million, or 44%, for the nine months ended September 30, 2016 as compared to 2015 primarily due to a decline in demand for parts and services in North America, Asia Pacific and the Middle East, accounting for 52%, 15% and 15%, respectively, of the total decline. With the continued decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer non-critical services and consume their inventories rather than replenish them.

Operating Loss
Products operating loss increased by $47.2 million, for the nine months ended September 30, 2016 as compared to 2015 primarily due to the impairment charge discussed below and the decline in revenues for each product offering due to current market conditions as a result of continued declines in oil prices and in overall demand for oilfield services.

During the three months ended March 31, 2016, we identified indicators that could cause potential impairments to our long-lived assets. Due to these indicators, we conducted testing for impairment and determined that the carrying amount of our long-lived assets in our Products segment exceeded its fair value. Accordingly, we recognized an aggregate long-lived asset impairment of $33.6 million during the nine months ended September 30, 2016. For further discussion, see Part 1, Item 1, "Financial Statements, Note 5", included in this report. Reductions in workforce and offices closures resulted in charges of $1.5 million and $4.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Tubular Services Segment

We generate revenues in our Tubular Services segment from land and offshore services augmented by sales of products, accessories and consumables for the casing running process. Our services include personnel and equipment, including the CDSTM, power tongs, pick up/lay-down units, torque monitoring services, and connection testing services for new well completion and in work-over or re-entry operations. Our product sales include the CDSTM, down-well consumables, and other non-consumable parts.

Q3 2016 as compared with Q3 2015

Land
Revenues decreased by $13.2 million, or 63%, for the three months ended September 30, 2016 as compared to 2015 primarily due to decreased activity and demand in Latin America and North America of 51% and 47%, respectively. The decrease in rig count and overall activity resulted in a reduction of jobs performed during the three months ended September 30, 2016 as compared to 2015. In addition, we experienced significant price compression within tubular services during the three months ended September 30, 2016 as compared to 2015.

Offshore
Revenues decreased by $3.4 million, or 45%, for the three months ended September 30, 2016 as compared to 2015 primarily due to a decrease in the number of operating rigs within the Asia Pacific region during the third quarter of 2016. This decrease is partially offset by offshore revenue in North America as the mix of services we performed continued to shift towards higher revenue generating deep-water services.

CDS, Parts, & Accessories
Revenues decreased by $2.6 million, or 62%, for the three months ended September 30, 2016 as compared to 2015 primarily due to lower CDSTM equipment sales and customers postponing capital expenditures in light of the decline in oil prices and overall reduction in operating rigs. During the three months ended September 30, 2016, we had $0.4 million of sales for CDS™ equipment sales, compared to $3.3 million of sales during the same period in 2015.

Operating Loss
Tubular Services operating loss increased by $4.4 million, for the three months ended September 30, 2016 as compared to 2015 primarily due to the aforementioned declines in revenue partially offset by cost reductions achieved through aggressive cost rationalization efforts undertaken. Reductions in workforce and offices closures resulted in charges of $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.

YTD 2016 as compared with YTD 2015

Land
Revenues decreased by $48.7 million, or 65%, for the nine months ended September 30, 2016 as compared to 2015 primarily due to decreased activity and demand in North America and Latin America of 45% and 43%, respectively. The decrease in rig count and overall activity resulted in a reduction of jobs being performed during the nine months ended September 30, 2016 as compared to 2015. Additionally, the continued decline in oil prices and tubular services competition compressed pricing.

Offshore
Revenues decreased by $10.2 million, or 39%, for the nine months ended September 30, 2016 as compared to 2015 primarily due to a decrease in the number of operating rigs within the Asia Pacific region. This decrease was partially offset by offshore revenue in North America as our mix of services performed continued to shift towards higher revenue generating deep-water services.

CDS, Parts, & Accessories
Revenues decreased by $3.2 million, or 50%, for the nine months ended September 30, 2016 as compared to 2015 primarily due to lower CDSTM equipment sales and declining part sales driven by customers postponing capital expenditures in light of the decline in market conditions. Revenue for CDS™ equipment sales was $1.1 million for the nine months ended September 30, 2016, compared to $3.3 million of sales during the same period in 2015.

Operating Loss
Tubular Services operating loss increased by $19.0 million, for the nine months ended September 30, 2016 as compared to 2015 primarily due to the aforementioned declines in revenue partially offset by cost reductions achieved through aggressive cost rationalization efforts undertaken. Reductions in workforce and offices closures resulted in charges of $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. Declines were further offset by an adjustment in the amount of past due disputed accounts payable during the three months ended March 31, 2016.

Research and Engineering Segment

We are a technology-based company deploying new technologies to increase rig automation, rig mechanization, and to enhance our field operations. We are working aggressively to drive a more definitive integration between the drilling rig and tubular services technology. We continue to invest in our research and engineering in order to continually develop, commercialize, and enhance our proprietary products relating to our current product offerings and new technologies in development.

Q3 2016 as compared with Q3 2015

Operating expenses decreased by $0.8 million, or 40%, during the three months ended September 30, 2016 as compared to 2015 primarily due to a decrease in spending related to targeted cost rationalization efforts.

YTD 2016 as compared with YTD 2015

Operating expenses decreased by $2.7 million, or 39%, during the nine months ended September 30, 2016 as compared to 2015 primarily due to a decrease in spending related to targeted cost rationalization efforts.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses, and certain selling and marketing expenses. Corporate and other expenses as a percent of revenues were 17% and 10% for the three months ended September 30, 2016 and 2015, respectively.

Q3 2016 as compared with Q3 2015

Operating expenses decreased by $1.0 million, or 16%, during the three months ended September 30, 2016 as compared to 2015 primarily due to cost saving measures implemented in 2015 and continuing in 2016. The benefits of these cost saving measures are visible primarily in personnel costs and various discretionary spending accounts.

YTD 2016 as compared with YTD 2015

Operating expenses decreased by $2.6 million, or 12%, during the nine months ended September 30, 2016 as compared to 2015 primarily due to cost saving measures implemented in 2015 and continuing in 2016. The benefits of these cost saving measures are visible primarily in personnel costs and various discretionary spending accounts.

Other expense (income)

Below is a detail of expenses that are not allocated to segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$196	$271	$850	$843
Interest income	(42)	(56)	(471)	(96)
Foreign exchange loss	352	1,951	1,537	6,506
Other expense (income)	233	118	260	(229)
Loss before income taxes	(22,625)	(18,003)	(98,036)	(42,099)
Income tax provision (benefit)	(556)	1,899	(257)	13,545
Net loss	$(22,069)	$(19,902)	$(97,779)	$(55,644)

Q3 2016 as compared with Q3 2015

Interest Expense
Interest expense decreased by $0.1 million, or 28%, during the three months ended September 30, 2016 as compared to 2015.

Foreign Exchange Loss
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses decreased by $1.6 million, or 82%, during the three months ended September 30, 2016 as compared to 2015 primarily due to exchange rates and reductions in net monetary assets subject to revaluation in Argentina, Colombia, and Mexico.

Income Tax Provision
Income tax provision decreased by $2.5 million for the three months ended September 30, 2016 as compared to the same period in 2015 primarily due to additional pre-tax losses sustained during the three months ended September 30, 2016. Our effective tax rates were a 2% benefit and a (11)% expense for the three months ended September 30, 2016 and 2015, respectively.

YTD 2016 as compared with YTD 2015

Interest Expense
Interest expense was flat during the nine months ended September 30, 2016 as compared to 2015 and included the write-off of unamortized debt issuance costs of $0.3 million during the nine months ended September 30, 2016 related to the cancellation of our Credit Facility in August 2016.

Interest Income
Interest income increased by $0.4 million during the three months ended September 30, 2016 as compared to 2015 primarily due to interest received on short term investment of excess cash held in Latin America.

Foreign Exchange Loss
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses decreased by $5.0 million, or 76%, during the nine months ended September 30, 2016 as compared to 2015 primarily due to exchange rates and reductions in net monetary assets subject to revaluation in Argentina, Colombia, and Mexico.

Income Tax Provision
Income tax provision decreased by $13.8 million, or 102%, for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to a $21.7 million valuation allowance recorded against deferred tax assets during the nine months ended September 30, 2015. Our effective tax rates were 0% and a (32)% expense for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from operations and available cash and cash equivalents. For the nine months ended September 30, 2016, cash and cash equivalents increased by $38.6 million to $90.1 million, primarily due to the June 2016 secondary public equity offerings of 7.1 million common shares of the Company (including 130,752 shares issued pursuant to the underwriter's exercise of its option to purchase additional common shares of the company in July 2016) that generated aggregate proceeds of $47.6 million, net of underwriting discounts, commissions, issuance costs and expenses. The offering proceeds provide us optionality to address working capital and capital spending needs in a potential market recovery while also funding strategic initiatives to gain market share through technology offerings and possibly through acquisitions. We believe our current cash balance is more than adequate to conduct our business.

Off-Balance Sheet Arrangements

In addition to the lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Annual Report on Form 10-K, as of September 30, 2016, our off-balance sheet arrangements included manufacturing purchase commitments and letters of credit as noted below.

Manufacturing Purchase Commitments
Our manufacturing purchase commitments, which represent executed purchase orders that have been submitted to our respective vendors, have decreased from $8.5 million as of December 31, 2015 to $6.4 million as of September 30, 2016.  This decrease of $2.1 million, or 25%, is driven primarily by the receipt of orders and the cancellation of prior orders with vendors due to the decline in product demand caused by the decline in oil prices.

Letters of Credit
The Company enters into letters of credit in the ordinary course of business. As of September 30, 2016, the total outstanding letters of credit was $2.7 million, which were collateralized by cash on deposit. See Part 1, Item 1, “Financial Statements, Note 9 and Note 10", included in this Report.

Critical Accounting Estimates and Policies

Accounting policies are described in the notes to the audited consolidated financial statements included in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the 2015 Annual Report on Form 10−K. The unaudited condensed consolidated financial statements were prepared in conformity with U.S. GAAP. Results of operations and financial condition, as reflected in the unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of the business and customers. While these issues require judgments that may be subjective, they are generally based on a significant amount of historical data and current market data. The most critical accounting policies are those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in the 2015 Annual Report on Form 10−K.  During the three and nine ended September 30, 2016, there have been no material changes to the types of judgments, assumptions, and estimates upon which our critical accounting estimates are based.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures designed and maintained to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") are recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. As of September 30, 2016, the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer participated with management in evaluating the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). The Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that, as of September 30, 2016, disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2016

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 7, 2016

TESCO CORPORATION

	By:	/s/ THOMAS B SLOAN JR.
Thomas B Sloan Jr., Vice President and Corporate Controller (Principal Accounting Officer)
Date:	November 7, 2016

EXHIBIT INDEX

Exhibit No.	Description

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