Form 10-K
period 2016-12-31
TESCO CORP
filed 2017-03-03
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at the close of business on June 30, 2016 was $173,724,383 based upon the last sales price reported for such date on the NASDAQ Stock Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant as of June 30, 2016 have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of Common Stock outstanding as of February 28, 2017: 46,718,884.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I

This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this "Report") contains "forward-looking statements" within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate", "believe", "expect", "plan", "goal", "seek", "strategy", "future", "intend", "forecast", "target", "project", "likely", "may", "will", "should", "could", "estimate", "predict" or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Report on Form 10-K include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

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

Tesco Corporation was organized under the laws of Alberta, Canada on December 1, 1993 through the amalgamation of Shelter Oil and Gas Ltd., Coexco Petroleum Inc., Forewest Industries Ltd. and Tesco Corporation. The Company’s principal executive offices are located at 11330 Clay Road, Suite 350, Houston, Texas 77041, its telephone number is 713-359-7000 and its internet web address is www.tescocorp.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge through our website at www.tescocorp.com as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the Securities and Exchange Commission (“SEC”). The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For additional information on the operations of the SEC’s Public Reference Room, please call 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically. The Company’s Code of Business Conduct and Ethics is also posted on our website. The company’s common stock is traded on the NASDAQ stock exchange under the symbol "TESO".

Tesco Corporation is a global leader and provider of highly engineered technology-based solutions for drilling, servicing, and completion of wells for the upstream energy industry. The Company seeks to improve the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for, and producing, oil and natural gas. Our operations consist of top drives and automated pipe handling equipment sales and rentals; aftermarket sales and services; and tubular services, including related products and accessories sales.

Our business segments are:

•	Products – top drives and automated pipe handling equipment sales, rentals and aftermarket sales and services;

•	Tubular Services – onshore and offshore tubular services and sales of related products and accessories;

•	Research and Engineering – internal research, engineering, and development activities related to our proprietary products and tubular services; and

•	Corporate and Other – including executive management and several global support and compliance functions.

Products segment

Our Products segment sells equipment and provides services to drilling contractors and exploration and production ("E&P") companies throughout the world. We provide equipment rental services on a day-rate basis for land and offshore drilling rigs and we also provide aftermarket sales and support services to our customers.

We assemble top drives, automated catwalks and other automated pipe handling equipment based upon our proprietary designs, which are used in drilling operations to either convey tubulars to and from the rig floor or rotate the drill string and/or casing while suspended from the derrick above the rig floor. Our equipment offers portability and flexibility; permitting drilling companies to utilize their assets in both permanent and temporary installations. We offer for sale a range of portable and permanently installed top drive products that includes both hydraulically and electrically powered machines capable of delivering 400 to 1,350 horsepower, with a rated lifting capacity of 150 to 750 tons while our automated catwalk systems are suitable for rig floor heights ranging from 4 feet through 35 feet. Our systems automate both the conveyance of tubulars and the drilling process, requiring fewer people as compared to conventional pipe conveyance methods and kelly drilling with a rotary table. With each system we sell, we offer installation and support services, including training.

We offer six distinct series of top drive systems, using either hydraulic, induction alternating current ("AC"), or permanent magnet AC technology and two models of automated catwalks. We believe that we are an industry leader in the development and provision of both portable and permanently installed top drive systems. Our designs and technology provide very high power density, allowing for a high power to weight ratio. We use AC induction technology and late generation power electronics throughout our entire line of electric top drives, allowing the end user to specify its preferred power electronics and motor combination and permitting us to select components from a larger vendor base. Our EMI top drive units are available with 150 to 250 ton load path configurations. We also developed our EXI system in response to market demands for a high performance compact electric top drive system, commonly required on modern fast moving rigs frequently used in pad drilling operations. The EXI system has a load path rating of 350 to 400 tons and generates 600 horsepower. In 2015, an 800 horsepower version of the EXI was released, available in both 350 and 400 ton load path configurations. The ESI is our latest model, which has a load path rating of 500 to 750 tons and generates 1,000 to 1,350 horsepower. The HXI is a new generation of our current hydraulic HMI system, incorporating a full suite of operational features and providing a significant gain in performance. The HXI system has a load path rating of 150 to 250 tons and is driven by a 700 horsepower self-contained diesel-driven hydraulic power unit. Our automated catwalk designs utilize a dual articulating design that seamlessly automates the conveyance of tubulars to and from the rig floor, allowing the catwalk to be remotely set and operated for any rig floor height ranging from 4 feet to 35feet.

In addition to our top drive sales, we maintain a fleet of 116 top drives and four catwalks deployed strategically throughout the world that we rent on a day-rate basis for land and offshore drilling rigs. Our rental fleet is highly transportable; offers a range of systems that can be installed in practically any mast configuration, including workover rigs; and are mobilized to meet the needs of our customers. Our rental fleet is composed principally of hydraulically powered top drive systems, with power ratings of 475 to 1,205 horsepower and load path ratings of 150 to 650 tons, each equipped with its own independent diesel engine driven hydraulic power unit. This unique combination permits a high level of portability and installation flexibility. We currently maintain top drive rental units in Argentina, Mexico, United States, Canada, Russia, Indonesia, and the U.A.E.

We also provide aftermarket sales and services to our installed customer base through our facilities around the globe. Our service offerings include initial rig up and training for our sold units, onsite supervision, and recertification and repair services. In 2014, we extended our aftermarket support beyond our own equipment to service competitor brand top drives and other automated pipe handling equipment. Entry into this market was primarily at the request of our current customer base with mixed fleets and represents an attractive growth opportunity for us. We maintain regional stocks of high-demand parts in order to expedite top quality, original replacement parts for top drive systems. Our highly experienced field personnel are responsible for the rig up and installation of most units, which includes both rental units and customer-owned units. In addition, our technicians are available to perform work under callout maintenance and fleet management arrangements.

Markets and Competition

Demand for our top drives and pipe handling products, rental services, and aftermarket sales and service depends primarily upon the level of drilling activity and capital spending of drilling contractors and "E&P" companies. Our customers for product sales and aftermarket sales and service primarily consist of drilling contractors, rig builders, and equipment brokers. Occasionally, we may also sell products and provide aftermarket sales and services to major and independent "E&P" companies and national oil companies ("NOCs") who wish to own and manage their own top drive and automated pipe handling systems. Our rental fleet customers include drilling contractors, major and independent "E&P" companies, and "NOCs".

We estimate that approximately 70% of land drilling rigs drilling deviated and horizontal wells are currently equipped with top drive systems, including Russia, China and India, where a lower number of rigs operate with top drives today. By contrast, we estimate that approximately 95% of offshore rigs are equipped with top drives. We were the first top drive manufacturer to provide portable top drives for land drilling rigs. We believe that land-based market potential still exists for our top drive drilling system technology, including both portable and permanently installed applications. Further, when many top drive systems approach the end of their useful lives and are inefficient or may not have legacy parts available, we see the development of a conversion market, which provides an important opportunity for us. In addition, the current technology demand associated with complex drilling is driving the demand for newer more capable Top Drives to replace older existing equipment.

Our primary competitors in the sale of top drive systems are National Oilwell Varco, Inc. ("NOV") and Canrig Drilling Technology Ltd., a subsidiary of Nabors Industries Ltd. In addition, low-cost manufacturers, notably from China, have entered the market in recent years. We believe that we have the second largest installed base and are the number two global provider of top drives, following NOV. Of the three major top drive system providers, we believe that we maintain the largest fleet of assets solely for rental purposes. Top drive sales competition in our industry takes place primarily on the basis of equipment features and capacities , the quality of the services and technical support offered, delivery lead time, and price.

Backlog

Historically we have reported product sales backlog as an indicator of our business trends. In the current environment, however, we are experiencing product sales that were not previously part of reported backlog as customers' willingness to commit to long lead time purchases diminishes. For that reason, we maintain a supply of finished goods top drives to rapidly satisfy top drive demand. We consider a product sales order as backlog when the customer has signed a purchase contract; submitted the purchase order; and, if required by the purchase agreement, paid a deposit. Revenue from services is recognized as the services are rendered, based upon agreed daily, hourly, or job rates. Accordingly, we have no backlog for services.

Our top drive sales backlog at December 31, 2016 was 10 units with a total potential revenue value of $9.3 million, compared to eight units with a total potential revenue value of $7.2 million at December 31, 2015. The backlog revenue varies depending on the product mix and the scope of the equipment supplied.

We have the ability to adjust our top drive assembly capacity to meet current and expected customer demand. In the past, we reduced our assembly operations substantially in response to market conditions and later, when conditions improved, we expanded them to meet demand.

Tubular Services segment

Our Tubular Services segment includes a suite of proprietary offerings, as well as conventional casing and tubing running services for both onshore and offshore markets. These services are typically contracted on a callout basis. Casing is steel pipe that is installed in oil, natural gas, or geothermal wells to maintain the pressure and structural integrity of the well bore, isolate water bearing surface sands, prevent communication between subsurface strata, and provide structural support of the wellhead and other casing and tubing strings in the well. Most operators and drilling contractors install casing and tubing using service companies like ours that use specialized equipment and personnel trained for this purpose. Wells can have from two to ten casing strings of various sizes installed. These jobs encompass wells from vertical holes to high angle extended reach wells and include both onshore and offshore applications. Our Tubular Services business segment also includes the sale of new and used Casing Drive System ("CDSTM") tools and accessories.

Our patented "CDS" is a tool which facilitates running, reaming and drilling casing into a well bore on most rigs equipped with a top drive. This tool offers improved safety and efficiency over traditional methods by eliminating operations that are associated with high risk of personal injury. It also increases the likelihood that the casing can be run to casing point on the first attempt, offers the ability to simultaneously rotate and reciprocate the casing string as required while circulating drilling fluid and requires fewer people on the rig for casing running operations than traditional methods.

We developed and employ a suite of complementary tools within our tubular services business. Our Side Entry Swivel Sub ("SESS") tool works in conjunction with the "CDS" tool to allow rotation and reciprocation of the casing string during cementing operations. Reciprocation and rotation is recognized by the industry as greatly improving uniformity and quality around the casing, in turn helping to reduce the potential of environmental incidents and future intervention costs. Our Multi-Plug Launching System ("MPLS"), expected to be launched in the market in Q1 2017, complements our "SESS" and "CDS" tools. Its stackable design allows for a compact, robust, and user friendly system for most rig types. It gives us the ability to launch the vast majority of our customers’ cement plugs and significantly reduces the transition time between casing running and cementing operations. In 2016, we commercialized our Wireless Torque and Tension System ("TesTORK"), which ensures greater accuracy to the make-up of premium casing connections.

We offer a full range of offshore casing and tubing running services, in both deep water and shelf applications. Tesco believes it has the industry leading equipment and highly trained personnel available to run everything from the largest casing strings to the most complex completions. As part of our suite of equipment, we have the Multiple Control Line Running System ("MCLRSTM") which is a proprietary and patented technology for running DW completions, as well as ultra-high torque power tongs and handling equipment available to run casing strings of up to 1250 tons.

Our conventional service offerings provide automated and manual equipment and personnel for the installation of tubing and casing, including power tongs, pick-up/lay-down units, torque monitoring services for new well construction and work-over and re-entry operations.

Markets and Competition

Our Tubular Services customers primarily consist of oil and natural gas operating companies, including major and independent "E&P" companies; "NOCs"; drilling contractors; and other service companies, particularly those providing integrated project management services to operating companies that under these projects have contractual obligations to provide tubular running and handling services. Demand for our tubular services strongly depends upon capital spending of oil and natural gas companies, the actual number of wells drilled by these companies, and the complexity of the wells drilled.

The tubular services market consists generally of very few large, global operators and a large number of small and medium-sized operators that typically operate in limited geographic areas where the market is highly fragmented. The largest global competitors in the service market are Weatherford International, Ltd., Franks International, Inc. and Baker Hughes Incorporated. The largest global competitors for the "CDS" equipment sales are Volant and "NOV". Competition in the service and "CDS" equipment sales market takes place primarily on the basis of price, safety, service quality, utility and quality of the equipment provided and the proximity of the service provider and equipment to the work site. We leverage our existing global infrastructure to maintain a competitive tubular service and "CDS" equipment sales business that is able to respond to customer needs in most regions of the world. We believe that the demand for our proprietary automated tubular services will increase as non-conventional drilling technologies such as directional and horizontal drilling are more frequently implemented in new wells being drilled.

While we are aware of competitive technology similar to our "CDS" tool, we believe that we continue to be a market leader in this technology. Our "CDS" system is easily and quickly installed on any top drive system, and we offer skilled and trained personnel at the field level who have specialized knowledge of top drive drilling system operations.

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

For the year ended December 31, 2016, we invested 4.3% of our revenue in research and engineering activities. We expect to continue to invest in the development, commercialization, and enhancement of proprietary technologies.

Corporate and Other

The Corporate and Other segment consists of expense at the corporate level, which includes executive management, general and administrative costs, selling, marketing and other expenses that are not directly related to or allocated down to other segments in our internal reporting.

Financial Information About Geographic Areas

Our Products and Tubular Services segments are distributed globally. For information of our property, plant and equipment by business segment and geographic area at December 31, 2016, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 12" included in this Report. The following table presents our revenue by segment and geographic areas for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	United States and Canada		International		Total
	Revenue	%	Revenue	%
Products
2016	$29,742	41%	$43,144	59%	$72,886
2015	45,791	31%	99,917	69%	145,708
2014	139,100	44%	179,686	56%	318,786
Tubular Services
2016	$30,733	50%	$31,118	50%	$61,851
2015	54,723	41%	79,307	59%	134,030
2014	106,600	48%	117,542	52%	224,142
Casing Drilling(1)
2014	63	100%	—	—%	63
__________________________________
(1) On June 4, 2012, we completed the sale of substantially all of the assets of the Casing Drilling segment to the Schlumberger Group.

Procurement of Materials and Supplies

We believe that materials and components used in our servicing and assembly operations and purchased for sales are generally available from multiple sources. The prices paid by us for our raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates and the general level of activity within our industry. For a discussion of the procurement of materials and supplies, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 12" included in this Report.

Seasonality

Our business is subject to seasonal cycles associated with winter-only, summer-only, dry-season, or regulatory-based access to drilling locations. The most significant of these occur in Canada and Russia, where traditionally, the first and fourth calendar quarters of each year are the busiest, as certain drilling locations are only accessible when frozen. As of December 31, 2016, approximately 17% of our top drive rental fleet was located in Canada and Russia.

In certain regions in Asia Pacific, South America, and the Gulf of Mexico we are subject to a decline in activities due to seasonal rains and storms. Further, seasonal variations in the demand for hydrocarbons and accessibility of certain drilling locations in North America can affect our business as our activity generally follows the active drilling rig count. We seek to actively manage our asset base around the world to minimize the impact of geographically specific seasonality.

Customers

Our accounts receivable are principally with major independent "E&P" companies, other oil field services companies, and "NOCs" and are subject to normal industry credit risks. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, including the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems, which may impact our ability to collect those accounts receivable. We monitor customers who are at risk for non-payment and will, if warranted by the set of circumstances, lower available credit extended to those customers or establish alternative arrangements, including increased deposit requirements or payment schedules.

No single customer accounted for 10% or more of our consolidated revenue in the years ended December 31, 2016, 2015 and 2014.

Employees

As of December 31, 2016, the total number of our employees worldwide was 1,215. We believe that we have a good relationship with our employees. We seek to maintain a high level of employee satisfaction and we believe our employee compensation systems are competitive. As required by local regulations in Argentina, our employees, representing approximately 10% of total employees, are subject to union contracts. As of February 28, 2017 the total number of our employees worldwide was approximately 1,184.

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

Risks associated with the oil and natural gas industry

The price of oil and natural gas negatively impacted our business and continued depressed prices of oil and natural gas would continue to negatively impact our business.

Reduction in the prices of oil and natural gas impacts the willingness of "E&P" companies to invest, which in turn impacts the level of drilling activity by our customers and potential customers. Prices of oil and natural gas are primarily determined by supply, demand, government regulations relating to oil and natural gas production and processing, and international political events, none of which can be accurately predicted. In times of declining activity, not only is there less opportunity for us to sell our products and services, but there is increased competitive pressure that tends to reduce the prices we may charge to customers and, therefore, reduce our margins.

We face risks due to the cyclical nature of the oil and natural gas industry and the corresponding credit risk of our customers.

Political or economic circumstances throughout the energy-producing regions of the world can impact the market price of oil and natural gas for extended periods of time. As substantially all of our backlog and accounts receivable are with customers involved in the oil and natural gas industry, any significant downturn in industry performance could result in financial exposure for us due to orders in our backlog being cancelled or payments becoming more difficult to collect or uncollectible.

Our revenue and earnings are subject to fluctuations period over period and are difficult to forecast.

Our revenue and earnings may vary significantly from quarter to quarter depending upon:

•	the level of drilling activity worldwide, as well as the particular locations where we have operations;

•	the variability of customer orders or a reduction in customer orders, which are particularly unpredictable in international markets and which may leave us with excess or obsolete inventories;

•	the levels of inventories of our products held by end users and distributors;

•	the mix of our products sold or leased and the margins on those products;

•	new products offered and sold or leased by us or our competitors;

•	weather conditions or other natural disasters that can affect our operations or our customers’ operations;

•	changes in oil and natural gas prices and currency exchange rates, which may affect the costs and prices for our products;

•	the level of capital equipment orders, which may vary with the level of new rig construction and refurbishment activity in the industry;

•	changes in drilling and exploration plans, which can be particularly volatile in international markets;

•	the ability of our vendors to timely supply necessary component parts used for the manufacturing of our products; and

•	the ability to manufacture and timely deliver customer orders, particularly in the Products segment due to the increasing size and complexity of our models.

In addition, our fixed costs cause our margins to significantly decrease when activity is low and service capacity is underutilized.

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

International, federal, state and local authorities and agencies are currently evaluating and promulgating climate-related legislation and regulations that are focused on restricting greenhouse gas ("GHG") emissions. In addition, climate change legislation is periodically considered in the United States Congress, and international jurisdictions are also considering the need to address climate changes by legislation or regulation. Several regional GHG initiatives have formed which may require reporting or development of cap and trade programs. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect our future results of operations. Additionally, federal and/or state legislation to reduce the effects of GHG may potentially have a direct or indirect adverse effect on our operations, including the possible imposition on us and/or our customers of additional operational costs due to carbon emissions generated by oil and natural gas related activities. Finally, our business could be negatively affected by climate change-related physical changes or changes in weather patterns, which could result in damages to or loss of our physical assets, impacts on our ability to conduct operations and/or disruption of our customers’ operations.

Oil and natural gas operations could be adversely impacted by changes in, and compliance with, restrictions or regulations on onshore and offshore drilling in the United States and abroad, which may adversely affect our business and operating results.

New federal and state legislation may result in increased costs to drill, complete and operate wells, as well as delays in obtaining permits to drill wells all of which could negatively impact our customers and thereby our business and operating results. If legislation is passed to ban hydraulic fracturing, the number of wells drilled in the future could drop dramatically and the economic performance of those drilled would be negatively affected. Local authorities have also instituted restrictions to hydraulic fracturing operations which could result in negative impacts to our business.

Any significant consolidation or loss of end user customers could have an impact on our business.

"E&P" companies and drilling contractors have undergone substantial consolidation in recent years and additional consolidation is likely. Consolidation activity affects oil and natural gas activities as consolidated companies attempt to increase efficiency and reduce cost. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post-merger exploration and development activities. Consequently, consolidation could result in fewer end users of our products or in the combined company standardizing its equipment preference in favor of a competitor’s products.

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

For example, from time to time, we have incurred significant losses in the development of new technologies which were not successful for various commercial or technical reasons. If we are unable to successfully implement technological or research and engineering type activities, our growth prospects may be reduced and our future revenue may be materially and adversely affected. In addition, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

Risks associated with the global economy

The current global economic and political environment may negatively impact industry fundamentals, and the related decrease in demand for drilling could cause a downturn in the oil and natural gas industry. Such a condition could have a material adverse impact on our business.

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

While we intend to finance our operations primarily with existing cash and cash flow from operations, we may require additional financing to support our operations and fund our growth. If any of the insurance companies or other financial institutions are unable to perform their obligations insurance policies or other contracts, and we are unable to find suitable replacements on acceptable terms as a result of recent market conditions, credit disruptions, or otherwise, our results of operations, liquidity, and cash flows could be adversely affected.

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

A portion of our business involves the movement of people, parts and supplies to or from international locations. Any restrictions on travel or shipments to and from international locations, due to the occurrence of natural disasters such as earthquakes, floods, or hurricanes; or an epidemic or outbreak of diseases, in these locations, could significantly disrupt our operations and decrease our ability to provide services to our customers. In addition, our local workforce could be affected by such an occurrence or outbreak which could also significantly disrupt our operations and decrease our ability to provide services to our customers.

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

While diversification is desirable, it exposes us to risks related to cultural, political and economic factors of various jurisdictions which are beyond our control. As a general rule, we have elected not to carry political risk insurance against these risks, which include

•	loss of revenue, property and equipment as a result of hazards such as wars, insurrection and other instances of political and economic instability;

•	the effects of currency fluctuations and exchange controls, such as devaluation of foreign currencies and other economic problems;

•	changes or interpretations in laws, regulations and policies of international governments, including those associated with changes in the governing parties, nationalization and expropriation;

•	protracted delays in securing government consents, permits, licenses, or other regulatory approvals necessary to conduct our operations; and

•	protracted delays in the collection of accounts receivable due to economic, political and civil instabilities.

We are subject to foreign governmental regulations in some jurisdictions in which we operate that favor or require awarding contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a certain jurisdiction. Such regulations may adversely affect our ability to compete in that jurisdiction. Our operations in some jurisdictions may be significantly affected by union activity and general labor unrest. In Argentina and Mexico, where we have operations, labor organizations have substantial support and have considerable political influence. In Argentina, the demands of labor organizations have increased in recent years and seem likely to continue as a result of the general labor unrest and dissatisfaction resulting from the disparity between the cost of living and salaries in Argentina exacerbated by the devaluation of the Argentine Peso. Consequently, our operations in Argentina or Mexico may face labor disruptions in the future, and any such disruptions may have a material adverse effect on our financial condition or results of operations. Further, unionization efforts have been made from time to time in other jurisdictions in which we operate with varying degrees of success. Any such unionization could increase our costs or limit the flexibility in that market.

Due to unsettled political conditions in many oil-producing countries, our operations, revenue and profits are subject to adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls and governmental actions. These and other risks described above could result in the loss of our personnel or assets, cause us to evacuate our personnel from certain countries, cause us to increase spending on security worldwide, disrupt financial and commercial markets, including the supply of and pricing for oil and natural gas and generate greater political and economic instability in some of the geographic areas in which we operate. Areas where we operate that have significant risk include, but are not limited to, Argentina, Egypt, Indonesia, Mexico, and Russia. In addition, any possible reprisals as a consequence of military or other action, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. The continuance of our sales to customers, and our operations, in Russia and the region are uncertain if existing sanctions are amended or otherwise expanded. Continued political instability, deteriorating macroeconomic conditions, the implementation of additional economic sanctions that restrict our ability to do business and actual or threatened military action in the region could have a material adverse effect on our operations in the region and on the result of operations of our Products segment.

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

Some of our products and the processes used to produce our products have been granted U.S. and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted for our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. Changes in U.S. patent law may have the effect of making certain of our patents more likely to be the subject of claims for invalidation.

Our competitors may be able to independently develop technology that is similar to ours without infringing our patents. This is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents. After our patents expire, our competitors will not be legally constrained from marketing products substantially similar to ours.

We are subject to legal proceedings and may, in the future, be subject to additional legal proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. We are also subject to complaints or allegations from former, current, or prospective employees alleging violations of employment-related laws. We are currently involved in legal proceedings described in Part II, Item 8, "Financial Statements and Supplementary Data, Note 11" included in this Report. From time to time, we may become subject to additional legal proceedings which may include contract, tort, intellectual property, tax, regulatory compliance and other claims. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

The energy industry is affected by changes in public policy, federal, state, local and international laws and regulations. The adoption of laws and regulations curtailing exploration and development drilling for oil and natural gas for economic, environmental and other policy reasons may adversely affect our operations due to our customers having limited drilling and other opportunities in the oil and natural gas "E&P" industry. The operations of our customers, as well as our properties, are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety.

We provide warranties on our products and if our products fail to operate properly our business will suffer.

We provide warranties as to the proper operation and conformance to specifications of the equipment we manufacture. Our products are often deployed in harsh environments including subsea applications. The failure of these products to operate properly or to meet specifications may increase our costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer. In the past, we have experienced quality problems with raw material vendors, which required us to recall and replace certain equipment and components. We have also received warranty claims and we expect to continue to receive them in the future. Such claims may exceed the reserve we have set aside for them. To the extent that we incur substantial warranty claims in any period because of quality issues with our products, our reputation, ability to obtain future business and earnings could be materially and adversely affected.

Our profitability is driven to a large extent by our ability to deliver the products we manufacture in a timely manner.

Disruptions to our production schedule or supply chain may adversely impact our ability to meet delivery commitments. If we fail to deliver products according to contract terms, we may suffer material financial penalties and a diminution of our commercial reputation and future product orders.

We rely on the availability of raw materials, component parts and finished products to produce our products.

We buy raw materials, components and precision machining or subassembly services from many different vendors located primarily in Canada, U.S., Europe, South East Asia, and the Middle East. The price and lead times for some products have fluctuated along with the general changes of steel prices around the world. We also source a substantial amount of electrical components, including permanent magnet motors and drives as well as a substantial amount of hydraulic components, including hydraulic motors, from suppliers located in the U.S. and abroad. The inability of suppliers to meet performance, quality specifications and delivery schedules could cause delays in manufacturing and make it difficult or impossible for us to meet outstanding orders or accept new orders for the manufacture of the affected equipment. In addition, the lack of an efficient supply chain could cause us to hold higher levels of inventory.

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

As a technology-based company, we depend upon skilled engineering and other professionals in order to engage in product innovation and ensure the effective implementation of our innovative technology. We compete for these professionals, not only with other companies in the same industry, but with oil and natural gas service companies generally and other industries. In periods of high energy and industrial manufacturing activity, demand for the skills and expertise of these professionals increases, which can make the hiring and retention of these individuals more difficult and expensive. Failure to recruit and retain such individuals may result in our inability to maintain a competitive advantage and reduce customer satisfaction. The loss or incapacity of certain key employees for any reason, including our President and Chief Executive Officer, Fernando R. Assing; Senior Vice President and Chief Financial Officer, Christopher L. Boone; and Senior Vice President and Chief Operating Officer, John T. Gatlin; could have a negative impact on our ability to implement our business plan due to the specialized knowledge these individuals possess. We do not maintain key man insurance on any of our personnel.

Our business relies on the skills and availability of trained and experienced trades and technicians to provide efficient and necessary services to us and our customers. Hiring and retaining such individuals are critical to the success of our business plan. Retention of staff and the prevention of injury to staff are essential in order to provide a high level of service.

We may be unable to identify or complete any business combinations.

Business combinations have been and may continue to be an element of our business strategy. We may not be able to identify, close, or successfully integrate the assets and operations of an acquired businesses with our own business. Any inability on our part to integrate and manage the growth of acquired businesses may have a material adverse effect on our results of operations and financial condition. We also may not be able to identify and acquire additional businesses in the future on terms favorable to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table details our principal facilities that we own or lease.

Location	Owned or Leased	Description
Houston, Texas	Leased	Corporate and regional headquarters for North American operations in Products and Tubular Services segments.
Kilgore, Texas	Owned	Regional operations base for the Tubular Services segment in east Texas and northern Louisiana.
Lafayette, Louisiana	Owned	Regional operations base for the Tubular Services segment in southern Louisiana and the Gulf of Mexico.
Calgary, Alberta, Canada	Owned	Assembly of top drives and other equipment.
Moscow, Russia	Leased	Regional headquarters for Russia.
Dubai, United Arab Emirates	Leased	Regional headquarters for the Middle East and North Africa.
Cairo, Egypt	Owned	Regional operations base for Egypt.
Kuala Lumpur, Malaysia	Leased	Regional headquarters for the Asia Pacific region.

We believe our existing equipment and facilities to be adequate to support our operations.

Item 3. Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. See Part II, Item 8, "Financial Statements and Supplementary Data, Note 11" included in this Report for a summary of certain closed and ongoing legal proceedings. Such information is incorporated into this Part I, Item 3, "Legal Proceedings" in this Report by reference.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our outstanding shares of common stock are traded on the Nasdaq Stock Market ("NASDAQ") under the symbol "TESO." The following table outlines the share price trading range by quarter for 2016 and 2015.

	Share Price Trading Range
	High	Low
2016	($ per share)
4th Quarter	$9.65	$6.50
3rd Quarter	8.22	6.21
2nd Quarter	9.77	5.72
1st Quarter	9.10	5.13
2015
4th Quarter	$9.00	$6.63
3rd Quarter	10.96	7.01
2nd Quarter	13.28	10.86
1st Quarter	13.12	9.53

As of February 28, 2017, the closing sales price of our common stock as reported by the NASDAQ was $8.35 per share, and there were approximately 216 holders of record, including brokers and other nominees.

Dividend Policy

On May 5, 2014 the Company's Board of Directors (the "Board") approved the initiation of a quarterly cash dividend. Cash dividends aggregated $7.8 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively. In February 2016, the Board suspended payment of the Company’s quarterly dividend as part of a broader plan of reducing costs, working capital, and capital expenditures in order to preserve liquidity. The Board formally terminated the Company’s dividend program in November 2016 and currently has no intention to declare or pay any dividends in the foreseeable future.

Stock Repurchase Program

On May 2, 2014, the Board authorized a common stock repurchase program (the "Program"), which permitted us to repurchase up to $100,000,000 of our current shares outstanding. The repurchase of the common shares was conducted as a normal course issuer bid ("NCIB"). The program expired on June 30, 2016. We did not repurchase any shares during the years ended December 31, 2016 and 2015, respectively.

Performance Graph

The following performance graph and table compares the yearly percentage change in the cumulative shareholder return for the five year period commencing on December 31, 2011 and ending on December 31, 2016 on our common shares (assuming a $100 investment was made on December 31, 2011) with the total cumulative return of the Russell 2000 Index and the Philadelphia Oil Service Sector Index ("OSX"), assuming reinvestment of dividends.

	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016
Tesco Corp.	$100	$90	$156	$103	$59	$69
OSX	$100	$102	$130	$97	$68	$85
Russell 2000	$100	$115	$157	$163	$153	$183

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8, Financial Statements and Supplementary Data" of this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Summary of operations
Operating revenues	$134.7	$279.7	$543.0	$524.9	$553.2
Net income (loss)	(117.9)	(133.8)	21.4	35.3	50.2

Per share data
Basic earnings (loss)	$(2.73)	$(3.43)	$0.54	$0.90	$1.30
Diluted earnings (loss)	(2.73)	(3.43)	0.53	0.89	1.28
Dividends declared	—	0.20	0.15	—	—

Balance sheet data
Total assets	$344.3	$421.7	$619.3	$634.7	$585.6
Long term obligations (including capital leases)	—	—	—	0.5	0.3

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying footnotes included in Part II, Item 8, "Financial Statements and Supplementary Data" included in this Report. Our MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make. These risks and uncertainties are discussed further in Part I, Item 1A, "Risk Factors" included in this Report.

Overview

Tesco Corporation is a global leader and provider of highly engineered technology-based solutions for drilling, servicing, and completion of wells for the upstream energy industry. The Company seeks to improve the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for, and producing, oil and natural gas. Our operations consist of top drives and automated pipe handling equipment sales and rentals, aftermarket sales and services, and tubular services, including related products and accessories sales.

Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flows of "E&P" companies and drilling contractors, which are affected by current and anticipated oil and gas prices.

Unless indicated otherwise, results of operations data are presented in accordance with generally accepted accounting principles in the United States ("GAAP").

Our Segments

Our operating structure is the basis for our internal and external financial reporting. As of December 31, 2016, our operating structure included the following business segments: (i) Products – top drives and automated pipe handling equipment sales, rentals and aftermarket sales and services, (ii) Tubular Services – onshore and offshore tubular services and sales of related products and accessories, (iii) Research & Engineering – internal research and development activities related to our proprietary tubular services and products development, and (iv) Corporate and Other – including executive management and several global support and compliance functions.

Business Environment

Our revenue is heavily dependent on the level of drilling activity of "E&P" companies. The willingness of "E&P" companies to spend capital on drilling activities is primarily affected by the current and anticipated prices of crude oil and natural gas, which is driven by such factors as the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, oil sanctions, and global economics, among other things. When drilling rigs are active they consume products and services produced by the oilfield services companies like ours. Accordingly, rig count and well count are important business barometers for the drilling industry and its suppliers, as they may reflect the relative strength and stability of energy prices and overall market activity. However, these counts should not be solely relied on as an indicator of the economic condition of our industry, as other specific and pervasive conditions may exist that affect overall energy prices and market activity.

Below is a table that shows the average rig count by region for the years ended December 31, 2016, 2015 and 2014.

	Average Rig Count(1)			Increase (Decrease)
	2016	2015	2014	2015 to 2016		2014 to 2015
United States	510	977	1,862	(467)	(48)%	(885)	(48)%
Canada	128	193	380	(65)	(34)%	(187)	(49)%
Latin America (includes Mexico)	198	319	397	(121)	(38)%	(78)	(20)%
Asia Pacific (excludes China onshore)	187	220	254	(33)	(15)%	(34)	(13)%
Middle East (excludes Iran, Iraq and Syria)	390	406	406	(16)	(4)%	—	—%
Africa (excludes Sudan)	85	106	134	(21)	(20)%	(28)	(21)%
Europe (excludes Russia)	96	117	145	(21)	(18)%	(28)	(19)%
Total	1,594	2,338	3,578	(744)	(32)%	(1,240)	(35)%

Below is a table that shows well count by region for the years ended December 31, 2016, 2015 and 2014.

	Well Counts (2) For Years Ended December 31,
	2016	2015	2014
	(estimate)(2)
United States	14,632	28,692	47,402
Canada	3,463	5,309	10,513
Latin America	2,372	3,690	4,116
Europe, Africa, Middle East (including Russia)	13,719	13,684	14,072
Asia-Pacific (including China)	17,900	24,594	28,024
Total	52,086	75,969	104,127

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

(2)	World Oil Forecast and Data Executive Summary 2017

Outlook

After nine consecutive quarters of activity decline in our industry, the business environment appears to have stabilized during the fourth quarter of 2016. Our response to the recent unprecedented market conditions resulted in aggressive cost rationalization and global reorganization to rightsize the company. During the year ended December 31, 2016, the global workforce was reduced by an additional 24%, as compared to December 31, 2015, resulting in a charge of $4.4 million. Facility closures during the same period resulted in a charge of $1.6 million. In addition, certain austerity measures and efforts to streamline our overhead and support structure initiated in the previous year continued. During the year ended December 31, 2015, the global workforce was reduced by 30%, resulting in a related aggregate charge of $10.9 million.

While North America rig count is expected to continue to increase during 2017, weakness in international and offshore markets is expected to continue. We see some opportunities to start to increase pricing in North America, however prevalent overcapacity will likely limit pricing power throughout 2017. We are also facing risks that cost inflation will exceed price increases in the short term.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the years ended December 31, 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended December 31,			Increase/Decrease
	2016	2015	2014	2015 to 2016		2014 to 2015
Segment revenue
Products revenue
Sales	$21,776	$45,045	$142,589	$(23,269)	(52)%	$(97,544)	(68)%
Rental services	26,238	61,621	103,718	(35,383)	(57)%	(42,097)	(41)%
Aftermarket sales and services	24,872	39,042	72,479	(14,170)	(36)%	(33,437)	(46)%
	72,886	145,708	318,786	(72,822)	(50)%	(173,078)	(54)%
Tubular Services revenue
Land	$35,981	$94,043	$156,972	(58,062)	(62)%	(62,929)	(40)%
Offshore	20,697	32,582	39,855	(11,885)	(36)%	(7,273)	(18)%
CDSTM, Parts & Accessories	5,173	7,405	27,315	(2,232)	(30)%	(19,910)	(73)%
	61,851	134,030	224,142	(72,179)	(54)%	(90,112)	(40)%

Casing Drilling	—	—	63	—	—%	(63)	(100)%
Revenue	$134,737	$279,738	$542,991	$(145,001)	(52)%	$(263,253)	(48)%

Segment operating income (loss)
Products	$(54,628)	$(18,857)	$58,628	$(35,771)	190%	$(77,485)	(132)%
Tubular Services	(30,190)	(46,124)	35,514	15,934	(35)%	(81,638)	(230)%
Casing Drilling	—	—	(632)	—	—%	632	(100)%
Research and engineering	(5,750)	(9,198)	(9,574)	3,448	(37)%	376	4%
Corporate and other	(24,215)	(28,222)	(37,393)	4,007	(14)%	9,171	25%
Operating income (loss)	$(114,783)	$(102,401)	$46,543	$(12,382)	12%	$(148,944)	(320)%

Products segment

Demand for our top drives and pipe handling products, rental services, and aftermarket sales and service depends primarily upon the level of drilling activity and capital spending of drilling contractors and "E&P" companies. Revenues from our Products segment are generated through top drive and automated pipe handling new and used equipment sales, rentals, and field and in-house aftermarket sales and service. Our rental fleet of top drive and pipe handling equipment is highly mobile, where we install the units on the customers' rig sites and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating. When we sell proprietary used equipment from our rental fleet we record revenue and cost of sales. Aftermarket sales and service consists of part sales and in-house shop and callout field services. We provide these services for top drives and automated pipe handling equipment we manufacture and for selected models of our competitors.

2016 as compared with 2015

Sales
Revenues decreased by $23.3 million, or 52%, in 2016 as compared to 2015 primarily due to a decrease in the number of units sold globally as a result of the decrease in demand, rig count, and crude oil prices compared to the prior year. In 2016, we sold a total of 23 top drives, of which 15 were new and eight were used and from our rental fleet, as compared to the previous year, where we sold 40 top drives, of which 35 were new and five were used and from our rental fleet. In addition, we sold two used catwalks, during the year ended December 31, 2016. In 2016 we recognized revenue of $3.8 million related to the sale of eight used top drive units and two used catwalks from our rental fleet as compared to revenue of $2.3 million from the sale of five used top drive units from our rental fleet in 2015.

Rental Services
Revenues decreased by $35.4 million, or 57%, in 2016 as compared to 2015 primarily due to the depressed market demand within the industry causing a 41% decrease in our utilization as compared to 2015. In 2016, utilization declined to 17% due to fewer operating days and fewer contracted units. The global decrease in activity, particularly in Latin America, compounded with price compression, primarily impacted our revenues.

The rental fleet size decreased to 116 units, compared to 124 units in 2015. The decrease was primarily due to used top drive sales to various customers in 2016.

Aftermarket Sales and Services
Revenues decreased by $14.2 million, or 36%, in 2016 as compared to 2015 primarily due to a decline in demand for parts and services in North America and Asia Pacific. With the decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer noncritical services and consume their inventories rather than replenish them.

Operating Loss
Products operating loss increased by $35.8 million in 2016 as compared to 2015 primarily due to the long-lived asset impairment charge discussed below and the decline in revenues for each product offering due to current market conditions which include a significant drop in rig count, declining oil prices and declining overall demand for oilfield services.

During the three months ended March 31, 2016, we identified indicators that could cause potential impairments to our long-lived assets. Due to these indicators, we conducted testing for impairment and determined that the carrying amount of our long-lived assets in our Products segment exceeded its fair value. Accordingly, we recognized an aggregate long-lived asset impairment of $33.6 million during the year ended December 31, 2016. For further discussion, see Part II, Item 8, "Financial Statements, Note 5", included in this report.

Beginning in 2015 and throughout 2016, due to the decline in the upstream energy industry and its corresponding impact on our business outlook, we initiated a company-wide reduction in workforce and other cost rationalization efforts which is intended to reduce costs and better align our workforce with anticipated activity levels in the current market. Accordingly, we recorded nonrecurring items related to restructuring costs of $1.8 million and $5.4 million during the years ended December 31, 2016 and 2015, respectively. In 2016, we incurred bad debt charges of $3.7 million related to certain customers in Mexico, $1.6 million of which was previously highlighted in Note 10 - Commitments and Contingencies of our Form 10-Q filed on November 7, 2016. Additionally, we recorded other nonrecurring items related to inventory reserves, exit costs related to the sale of our Venezuelan operations, and additional warranty and legal reserves of $3.8 million and $17.8 million during the years ended December 31, 2016 and 2015, respectively.

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

The rental fleet size decreased to 124 units, compared to 135 units in 2014. The decrease was primarily due to the sale of seven used top drives sold in connection with the sale of our Venezuelan fixed assets and inventory during the fourth quarter of 2015. (See Part II, Item 8, "Financial Statements and Supplementary Data, Note 12" in this Report).

Aftermarket Sales and Services
Revenues decreased by $33.4 million, or 46%, in 2015 as compared to 2014 primarily due to a decline in demand for parts and services primarily in North America. With the decline in oil prices and consequential decrease in drilling activity, customers have chosen to defer noncritical services and consume their inventories rather than replenish them.

Operating Income (Loss)
Products operating income decreased by $77.5 million in 2015 as compared to 2014 primarily due to a decline in revenues for each product offering due to current market conditions which include a significant drop in rig count, declining oil prices and declining overall demand for oilfield services. The significant decline in our manufacturing activities led to an under absorption of manufacturing overhead and increased bottom line cost. For the year ended December 31, 2015, under absorption was $18.3 million compared with an over absorption of $0.9 million for the year ended December 31, 2014.

During the year ended December 31, 2015, we noted declines in the market value of our common stock, oil and natural gas prices and utilization. Due to these indicators, step one of our annual goodwill impairment test concluded that the fair value of each of our reporting units was less than the carrying value of its net assets. As a result, we performed the second step of the impairment test, which compares the implied fair value to the carrying value of goodwill. The step two impairment test indicated a full impairment. Accordingly, we recognized an impairment charge of $1.7 million associated with our Products segment.

Beginning in 2015, due to the decline in the upstream energy industry and its corresponding impact on our business outlook, we initiated a company-wide reduction in workforce and other cost rationalization efforts which is intended to reduce costs and better align our workforce with anticipated activity levels in the current market. Accordingly, we recorded nonrecurring items related to restructuring costs of $5.4 million during the year ended December 31, 2015. Additionally, we recorded other nonrecurring items related to inventory reserves, bad debt, exit costs related to the sale of our Venezuelan operations and additional warranty and legal reserves of $17.8 million during the year ended December 31, 2015.

Tubular Services segment

We generate revenues in our Tubular Services segment through a suite of proprietary service offerings and conventional casing and tubing running services for both onshore and offshore markets, typically contracted on a callout basis; and sales of our proprietary "CDS" and accessories. Our services include personnel and equipment, including the "CDS", power tongs, pick up/lay-down units, torque monitoring services, "SESS" for cementing operations, and hammering services for new well construction, completion, and workover or re-entry operations.

2016 as compared with 2015

Land
Revenues decreased by $58.1 million, or 62%, in 2016 as compared to 2015 primarily due to decreased activity and demand in North America and Latin America. In North America, the decrease in rig count and overall drilling activity resulted in half the number of jobs being performed during the year ended December 31, 2016 as compared to the year ended December 31, 2015. Additionally, oil prices and tubular services competition compressed prices. The decline in revenue for Latin America was primarily due to a decrease in the number of jobs performed.

Offshore
Revenues decreased by $11.9 million, or 36%, in 2016 as compared to 2015 primarily due to a decrease in the number of operating rigs within the Asia Pacific region. This decrease was partially offset by offshore revenue in North America as our mix of services performed continued to shift towards higher revenue generating deepwater services.

"CDS", Parts & Accessories
Revenues decreased by $2.2 million, or 30%, in 2016 as compared to 2015 primarily due to customers postponing capital expenditures in light of the significant decline in oil prices and overall reduction in operating rigs. Revenue related to "CDS" equipment sales was $1.4 million for the year ended December 31, 2016 as compared to $3.5 million of sales during the year ended December 31, 2015. The decrease in revenues related to parts and accessories is tied to the decrease in land-based and offshore tubular services jobs performed in the Middle East during 2016.

Operating Loss
Tubular Services operating loss decreased by $15.9 million, or 35%, in 2016 as compared to 2015. Excluding the goodwill impairment charge of $32.7 million in 2015, operating loss increased by $16.8 million primarily due to the aforementioned declines in revenue partially offset by cost reductions achieved through aggressive cost rationalization efforts.

Beginning in 2015 and throughout 2016, due to the decline in the upstream energy industry and its corresponding impact on our business outlook, we conducted a company-wide reduction in workforce and other cost rationalization efforts to reduce costs and better align our workforce with anticipated activity levels in the current market. Accordingly, we recorded nonrecurring items related to restructuring costs of $3.4 million and $3.9 million during the years ended December 31, 2016 and 2015, respectively.

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

Offshore
Revenues decreased by $7.3 million, or 18%, in 2015 as compared to 2014 primarily due to fewer offshore jobs performed in Asia Pacific. Additionally, a one-off job performed during 2014 in Europe exaggerates the unfavorable variance when compared against the same period in 2015. Offshore revenues in North America offset these variances as our mix of services performed shifted towards higher revenue generating deep water services as compared to 2014.

"CDS", Parts & Accessories
Revenues decreased by $19.9 million, or 73%, in 2015 as compared to 2014 primarily due to customers postponing capital expenditures in light of the significant decline in oil prices and overall reduction in operating rigs. Revenue related to "CDS" equipment sales was $3.5 million for the year ended December 31, 2015 as compared to $15.6 million of sales during the year ended December 31, 2014. The decrease in revenues related to parts and accessories is tied to the decrease in land-based and offshore tubular services jobs performed in primarily in North America and Latin America during 2015.

Operating Income
Tubular Services operating income decreased by $81.6 million in 2015 as compared to 2014 primarily due to the impairment charge discussed below and a reduction in revenues of $90.1 million, which was a result of the decline in the energy market and oil prices. Contributors to the total decline were North America, Latin America and Asia Pacific.

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

Beginning in 2015, due to the decline in the upstream energy industry and its corresponding impact on our business outlook, we initiated a company-wide reduction in workforce and other cost rationalization efforts which is intended to reduce costs and better align our workforce with anticipated activity levels in the current market. Accordingly, we recorded nonrecurring items related to restructuring costs of $3.9 million during the year ended December 31, 2015. Additionally, we recorded other nonrecurring items related to inventory reserves, exit costs related to the sale of our Venezuelan operations and bad debt of $4.2 million during the year ended December 31, 2015.

Research and Engineering segment

We are a technology-based company deploying new technologies to increase the degree of rig automation and mechanization and to enhance our field operations. We are working aggressively to drive increased integration between the drilling rig and tubular services technology. We continue to invest in our research and engineering in order to continually develop, commercialize and enhance our proprietary products relating to our current product offerings and new technologies in development.

2016 as compared with 2015

In line with the industry downturn and demand for new products, operating expenses decreased by $3.4 million, or 37%, in 2016 as compared to 2015 primarily due to decreased spending on material, equipment, and labor utilized in new product development.

2015 as compared with 2014

Operating expenses decreased by $0.4 million, or 4%, in 2015 as compared to 2014 primarily due to decreased spending on material, equipment, and labor utilized in new product development.

Corporate and Other segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses and certain selling and marketing expenses. Corporate and other expenses as a percentage of revenues was 18%, 10% and 7% for the years ended December 31, 2016, 2015 and 2014, respectively.

2016 as compared with 2015

Operating expenses decreased by $4.0 million, or 14%, in 2016 as compared to 2015 primarily due to cost saving measures implemented in 2016 and 2015. The benefits of these cost saving measures are visible primarily in personnel cost and various austerity measures.

2015 as compared with 2014

Operating expenses decreased by $9.2 million, or 25%, in 2015 as compared to 2014 primarily due to cost saving measures implemented in 2015. The benefits of these cost saving measures are visible primarily in personnel cost and various austerity measures.

Other Expenses

Below is a detail of expenses that are not allocated to segments for the years ended December 31, 2016 and 2015 (in thousands, except percentages):

	Year ended December 31,			Increase / Decrease
	2016	2015	2014	2015 to 2016		2014 to 2015
Interest expense	807	1,607	1,193	(800)	(50)%	414	35%
Interest income	(513)	(327)	(204)	(186)	57%	(123)	(60)%
Foreign exchange losses	2,678	15,135	7,140	(12,457)	(82)%	7,995	112%
Other (income) expense	258	(406)	(30)	664	(164)%	(376)	(1,253)%
Income before taxes	(118,013)	(118,410)	38,444	397	—%	(156,854)	(408)%
Income tax provision	(85)	15,344	17,008	(15,429)	(101)%	(1,664)	(10)%
Net income (loss)	$(117,928)	$(133,754)	$21,436	$15,826	(12)%	$(155,190)	(724)%

2016 as compared with 2015

Interest Expense
Interest expense decreased by $0.8 million, or 50%, in 2016 as compared to 2015 primarily due to interest expense on certain tax matters related to Colombia and Argentina.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses decreased by $12.5 million, or 82%, in 2016 as compared to 2015 primarily due to exchange losses based upon currency movements and changes in the net monetary asset bases in Argentina, Colombia, Mexico Venezuela, Russia, and Egypt.

Income Tax Provision
Income tax provision decreased by $15.4 million as compared to 2015. The tax benefits of the loss before income taxes were significantly reduced due to valuation allowances recorded on the net deferred tax assets. Valuation allowances recorded during the year ended December 31, 2016 were $26.0 million compared to valuation allowances of $41.1 million recorded during the year ended December 31, 2015. Our effective tax rates were 0.1% and (13.0)% for 2016 and 2015, respectively.

2015 as compared with 2014

Interest Expense
Interest expense increased by $0.4 million, or 35%, in 2015 as compared to 2014 primarily due to interest expense on certain tax matters related to Colombia and Argentina.

Foreign Exchange Losses
Although our functional currency is the U.S. dollar , our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange losses increased by $8.0 million in 2015 as compared to 2014 primarily due to exchange losses based upon currency movements and changes in the net monetary asset bases in Argentina, Colombia, Mexico and Venezuela.

Other (Income) Expenses
Other income increased by $0.4 million in 2015 as compared to 2014 primarily due to the favorable fair market value adjustment recorded in 2015 for the contingent earn-out obligation related to the acquisition of assets from Tech Field Services, LLC in 2014. The contingent earn-out obligation expired in May 2016.

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

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from operations and available cash and cash equivalents. For the year ended December 31, 2016, cash and cash equivalents increased by $40.0 million to $91.5 million. We believe our current cash balance is more than adequate to conduct our business for at least the next 12 months.
The following table summarizes our net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in) operating activities	$(2,073)	$(6,614)	$40,580
Cash used in investing activities	(3,002)	(6,887)	(39,004)
Cash provided by (used in) financing activities	45,057	(7,458)	(26,387)
Increase (decrease) in cash and equivalents	$39,982	$(20,959)	(24,811)

Certain sources and uses of cash, such as the level of discretionary capital expenditures and the issuance and repayment of debt and the payment of dividends are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2016, 2015 and 2014. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data in this report.

2016 as compared to 2015

Our cash and cash equivalents were $91.5 million at December 31, 2016, an increase of $40.0 million, or 78%, as compared to 2015. This is attributable to the following:

Operating Activities
Cash used in operating activities for the year ended December 31, 2016 was $2.1 million, as compared to $6.6 million in 2015. After adjusting for non-cash items, including a loss on impairment of fixed assets and intangibles of $35.5 million, the decrease in net cash used in operating activities was primarily due to the results of our operations, cash inflows of $27.0 million from decreasing receivables and $19.2 million from decreasing inventories, partially offset by decreasing accounts payable of $12.0 million.

Investing Activities
Cash used for investing activities for the year ended December 31, 2016 was $3.0 million, as compared to $6.9 million in 2015. Further, we used $7.1 million and $15.3 million in 2016 and 2015, respectively, for capital expenditures and sales of operating assets provided $4.1 million and $6.7 million of cash, respectively.

Financing Activities
Cash provided by financing activities was $45.1 million for the year ended December 31, 2016, as compared to cash used in financing activities of $7.5 million in 2015. In June 2016, we conducted a secondary public equity offering of 7.1 million common shares of the Company (including 130,752 shares issued pursuant to the underwriter's exercise of its option to purchase additional common shares of the company in July 2016), which generated aggregate proceeds of $47.6 million, net of underwriting discounts, commissions, issuance costs and expenses. The offering proceeds provide us optionality to address working capital and capital spending needs in an anticipated market recovery while also funding strategic initiatives to gain market share through technology offerings and possibly through acquisitions. We did not pay cash dividends in 2016 compared to $7.8 million paid in cash dividends in 2015.

2015 as compared to 2014

Our cash and cash equivalents were $51.5 million at December 31, 2015, a decrease of $21.0 million, or 29%, as compared to 2014. This is attributable to the following:

Operating Activities
Cash used in operating activities for the year ended December 31, 2015 was $6.6 million as compared to $40.6 million cash from operating activities in 2014. After adjusting for noncash items, including a loss on impairment of goodwill of $34.4 million, the decrease in net cash used in operating activities was primarily due to the results of our operations, cash inflows of $61.5 million from decreasing receivables, offset by decreasing accounts payable of $41.3 million and $2.3 million of one-time retirement and transition bonus payments to the former CEO.

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

Revenue Recognition
We recognize revenue when the earnings process is complete, persuasive evidence of an arrangement exists, price is fixed or determinable and collectability is reasonably assured. For product sales, revenue is recognized upon delivery when title and risk of loss of the equipment is transferred to the customer, with no right of return. For the sale of our pipe handling equipment, we determine the transfer of title and risk of loss in accordance with contracts with our customers and the related International Commercial Terms. Revenue in the Products segment may be generated from contractual arrangements that include multiple deliverables. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value and when the delivered items or services have stand-alone value to the customer. For revenue other than product sales, we recognize revenue as the services are rendered based upon agreed daily, hourly or job rates.

Accounts Receivable
Accounts receivable trade consist of amounts due to us arising from normal course of business activities measured at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect any loss expected on the accounts receivable trade balances and charged to the provision for doubtful accounts.

Allowance for Doubtful Accounts Receivable
The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing the Company’s portfolio on an individual customer basis taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts and financial condition of the Company’s customers. Based on a review of these factors, the Company will establish or adjust allowances for specific customers. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many international jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in international jurisdictions deteriorate, the creditworthiness of the Company’s customers could also deteriorate and they may be unable to pay these receivables and additional allowances could be required. As of December 31, 2016 and 2015, allowance for doubtful accounts totaled $9.1 million and $8.9 million, or 21.5% and 12.2% of gross accounts receivable, respectively.

Purchase Price Allocation of Acquisitions
The Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The Company uses all available information to estimate fair values including quoted market prices, the carrying value of acquired assets and widely accepted valuation techniques such as discounted cash flows. The Company engages third party appraisal firms to assist in fair value determination of inventories, identifiable intangible assets and any other significant assets or liabilities when appropriate. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact the Company’s results of operations.

Service and Product Warranties
The Company provides service and warranty policies on certain of its products. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience in accordance with ASC 420, Contingencies. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues and recognizes them when they are incurred. As of December 31, 2016 and 2015, service and product warranties totaled $0.5 million and $0.9 million, respectively.

Excess and Obsolete Inventory Provisions
Inventory is carried at the lower of cost or estimated net realizable value. The Company determines reserves for inventory based on historical usage of inventory on-hand, assumptions about future demand and market conditions and estimates about potential alternative uses, which are usually limited. The Company’s inventory consists of specialized spare parts, work in process and raw materials to support ongoing assembly operations. Customers rely on the Company to stock these specialized items to ensure that their equipment can be repaired and serviced in a timely manner. The Company’s estimated carrying value of inventory therefore depends upon demand driven by oil and gas drilling and well remediation activity, which depends in turn upon oil and gas prices, the general outlook for economic growth worldwide, available financing for the Company’s customers, political stability in major oil and gas producing areas and the potential obsolescence of various types of equipment we sell, among other factors. As of December 31, 2016 and 2015, inventory reserves totaled $9.1 million and $11.8 million, or 10.7% and 11.0% of gross inventory, respectively.

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

If having concluded an impairment indicator exists, we evaluate long lived assets other than goodwill (such as property, plant and equipment) by comparing the carrying value of the asset to the asset’s estimated, future net cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. This process requires management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets held and used, estimating future operating activities, future business conditions or technological developments. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values or if we encounter significant, unanticipated changes in circumstances, we may be required to lower the carrying value of our long-lived assets by recording an impairment charge that could be material to our results of operations. During the year ended December 31, 2016 we recognized $0.9 million of impairment related to intangible assets and $34.6 million to reduce the carrying values of our fixed assets to estimated fair value in our Products operating segment.

Recent Accounting Pronouncements

See Part II, Item 8, "Financial Statements and Supplementary Data, Note 2", under the heading "Recent accounting pronouncements" included in this Report.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no off-balance sheet arrangements other than the contractual obligations and letters of credit noted below.

Contractual Obligations

We are party to various contractual obligations. The following is a summary of our contractual cash obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Total	< 1 year	1-3 years	3-5 years	> 5 years
Operating lease obligations (a)	21,963	6,289	7,887	4,167	3,620
Purchase commitments (b)	7,264	7,264	—	—	—
	$29,227	$13,553	$7,887	$4,167	$3,620

(a)	We have operating lease commitments expiring at various dates, principally administrative offices, operation facilities and equipment.

(b)	Represents purchase commitments for executed purchase orders that have been submitted to the respective vendor.

Letters of Credit

We enter into letters of credit in the ordinary course of business. As of December 31, 2016, we had outstanding letters of credit of approximately $2.7 million.

On August 9, 2016, we terminated our Second Amended and Restated Credit Agreement (the "Credit Facility") in order to eliminate certain fees and expenses associated with maintaining an undrawn credit facility and wrote off the remaining unamortized balance of debt issuance cost of $0.1 million related to the facility. Letters of credit that had been outstanding within the Revolver prior to its termination have now been collateralized by cash on deposit. At December 31, 2016, we maintain $1.9 million on deposit as collateral for outstanding letters of credit. This deposit is classified as restricted cash within prepaid and other assets on the balance sheet at December 31, 2016. See Part II, Item 8, "Financial Statements and Supplementary Data, Note 6", included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with an existing or forecasted financial transaction. The types of market risks we are exposed to are credit risk and foreign currency risk.

Credit Risk
Certain of our assets are potentially subject to concentrations of credit risk, primarily cash, cash equivalents and accounts receivable. Cash and cash equivalents - such as deposits, investments in short-term commercial paper, and other money market instruments - are held by major banks. Our accounts receivable are principally with oil and natural gas service companies and "E&P" companies, and are subject to normal industry credit risks. For a further discussion, see Part II, Item 8, "Financial Statements and Supplementary Data, Note 12" included in this Report.

Foreign Currency Risk
We have extensive operations in foreign countries. Consistent with much of the oil and gas industry, our functional currency is the U.S. dollar globally, which exposes us to changes in foreign currency exchange rates that impact income. In addition, our operations have net assets and liabilities not denominated in the functional currency. In 2016, Over 70% of our revenue was denominated in U.S. dollars. However, outside the United States, a significant portion of our expenses are incurred in foreign currencies. Accordingly, weakening of currencies against the U.S. dollar may create losses in future periods. Conversely, when local currencies strengthen in relation to the U.S. dollar we experience foreign exchange gains. During the years ended December 31, 2016, 2015 and 2014, the Company reported foreign currency losses of $2.7 million, $15.1 million and $7.1 million, respectively.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS OF TESCO CORPORATION
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tesco Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Tesco Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tesco Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tesco Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/Ernst and Young LLP
Houston, Texas
March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Tesco Corporation and subsidiaries

We have audited Tesco Corporation and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tesco Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tesco Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tesco Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 3, 2017, expressed an unqualified opinion thereon.

/s/Ernst and Young LLP
Houston, Texas
March 3, 2017

TESCO CORPORATION
Consolidated Balance Sheets
(in thousands)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$91,489	$51,507
Accounts receivable trade, net of allowance for doubtful accounts of $9,134 and $8,894 as of December 31, 2016 and 2015, respectively	33,320	64,270
Inventories, net	76,226	95,459
Income taxes recoverable	4,906	7,656
Prepaid and other current assets	15,034	17,594
Total current assets	220,975	236,486
Property, plant and equipment, net	120,743	177,716
Deferred income taxes	—	598
Intangible and other assets, net	2,561	6,894
Total assets	$344,279	$421,694
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	13,492	14,332
Deferred revenue	4,369	4,382
Income taxes payable	2,120	1,430
Accrued payroll and benefits	6,293	12,448
Accrued taxes other than income taxes	4,301	4,173
Other current liabilities	2,135	6,148
Total current liabilities	32,710	42,913
Other liabilities	1,580	2,239
Deferred income taxes	406	1,588
Total liabilities	34,696	46,740
Commitments and contingencies
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 46,688 and 39,218 shares issued and outstanding at December 31, 2016 and 2015, respectively	264,940	212,383
Retained earnings	9,142	127,070
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	309,583	374,954
Total liabilities and shareholders’ equity	$344,279	$421,694

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Income
(in thousands, except per share information)

	For the years ended December 31,
	2016	2015	2014
Revenue
Products	$48,046	$87,534	$230,717
Services	86,691	192,204	312,274
	134,737	279,738	542,991
Operating expenses
Cost of sales and services
Products	61,719	99,630	177,135
Services	116,325	197,009	256,503
	178,044	296,639	433,638

Selling, general and administrative	30,212	41,901	53,236
Goodwill impairment	—	34,401	—
Long-lived asset impairments	35,514	—	—
Research and engineering	5,750	9,198	9,574
Total operating expenses	249,520	382,139	496,448
Operating income (loss)	(114,783)	(102,401)	46,543
Other (income) expense
Interest expense	807	1,607	1,193
Interest income	(513)	(327)	(204)
Foreign exchange losses	2,678	15,135	7,140
Other (income) expense	258	(406)	(30)
Total other expense	3,230	16,009	8,099
Income (loss) before income taxes	(118,013)	(118,410)	38,444
Income tax provision (benefit)	(85)	15,344	17,008
Net income (loss)	$(117,928)	$(133,754)	$21,436
Earnings (loss) per share:
Basic	$(2.73)	$(3.43)	$0.54
Diluted	$(2.73)	$(3.43)	$0.53
Dividends declared per share:
Basic	$—	$0.20	$0.15
Weighted average number of shares:
Basic	43,151	39,005	39,912
Diluted	43,151	39,005	40,517

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands)

	Common stock shares	Common shares	Retained earnings	Accumulated other comprehensive income	Total
Balances at December 31, 2013	39,680	$224,666	$253,195	$35,501	$513,362
Net income	—	—	21,436	—	21,436
Dividends declared	—	—	(6,004)	—	(6,004)
Share repurchase	(1,635)	(27,324)	—	—	(27,324)
Stock compensation related activity	904	11,657	—	—	11,657
Balances at December 31, 2014	38,949	208,999	268,627	35,501	513,127
Net loss	—	—	(133,754)	—	(133,754)
Dividends declared	—	—	(7,803)	—	(7,803)
Stock compensation related activity	269	3,384	—	—	3,384
Balances at December 31, 2015	39,218	212,383	127,070	35,501	374,954
Net loss	—	—	(117,928)	—	(117,928)
Stock issuance, net of issue costs	7,131	47,554	—	—	47,554
Stock compensation related activity	339	5,003	—	—	5,003
Balances at December 31, 2016	46,688	$264,940	$9,142	$35,501	$309,583

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Operating Activities
Net income (loss)	$(117,928)	$(133,754)	$21,436
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	29,327	38,135	42,009
Stock compensation expense	5,003	3,472	4,744
Bad debt expense	3,782	3,115	4,771
Deferred income taxes	(202)	10,177	(3,479)
Amortization of financial items	406	305	304
Gain on sale of operating assets	(1,347)	(1,784)	(1,026)
Goodwill impairment	—	34,401	—
Long-lived asset impairments	35,514	—	—
Changes in the fair value of contingent earn-out obligations	(74)	(940)	(368)
Venezuela charges	—	—	3,256
Changes in operating assets and liabilities:
Accounts receivable trade, net	26,969	61,478	6,133
Inventories	19,233	19,403	(17,160)
Prepaid and other current assets	5,057	7,612	2,602
Accounts payable and accrued liabilities	(12,000)	(41,324)	(26,017)
Income taxes payable (recoverable)	2,913	(7,144)	1,974
Other noncurrent assets and liabilities, net	1,274	234	1,401
Net cash provided by (used in) operating activities	(2,073)	(6,614)	40,580
Investing Activities
Additions to property, plant and equipment	(7,091)	(15,284)	(38,308)
Cash paid for acquisitions, net of cash acquired	—	—	(5,000)
Proceeds on sale of operating assets	4,089	6,729	4,260
Other, net	—	1,668	44
Net cash used in investing activities	(3,002)	(6,887)	(39,004)
Financing Activities
Repayments of debt	—	(25)	(387)
Proceeds from exercise of stock options	—	370	6,450
Dividend distribution	—	(7,803)	(6,004)
Share repurchase program	—	—	(27,324)
Excess tax benefit associated with equity based compensation	—	—	878
Proceeds from stock issuance	47,918	—	—
Equity issuance costs	(364)	—	—
Changes in restricted cash	(2,497)	—	—
Net cash provided by (used in) financing activities	45,057	(7,458)	(26,387)
Change in cash and cash equivalents	39,982	(20,959)	(24,811)
Cash and cash equivalents, beginning of period	51,507	72,466	97,277
Cash and cash equivalents, end of period	$91,489	$51,507	$72,466
Supplemental cash flow information
Cash payments for interest	$355	$513	$462
Cash payments (refunds) for income taxes	(1,808)	16,131	19,834
Property, plant and equipment accrued in accounts payable	2,087	976	3,343

The accompanying notes are an integral part of these consolidated financial statements.

TESCO CORPORATION
Notes to the Consolidated Financial Statements

Note 1— Nature of Operations and Basis of Presentation

Nature of operations
Tesco Corporation is a global leader in the design, assembly, and service delivery of technology-based solutions for the upstream energy industry. The Company seeks to improve the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for, and producing, oil and natural gas. Product and service offerings consist mainly of equipment sales and services to major oil and natural gas service companies and "E&P" operating companies throughout the world.

Basis of presentation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the periods presented. All references to $ are to U.S. dollars.

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

Cash and cash equivalents

Cash equivalents are highly liquid, short-term investments with original maturities of less than three months, which are readily convertible to known amounts of cash.  We also maintain other cash balances, primarily as collateral for outstanding letters of credit, that are considered restricted in nature, and are classified in our financial statements in other current assets. The aggregate carrying amounts of our restricted cash was $3.5 million and $1.0 million at December 31, 2016 and 2015, respectively.

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

Inventories and inventory reserves

Inventories primarily consist of raw material and component parts used to support ongoing assembly operations, spare parts used in support of AMSS at our installed base, work in process, and finished goods. We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory:

•	We value our work in process manufactured equipment using actual costs for raw materials, direct labor and appropriate manufacturing overhead allocations;

•	We value our finished manufactured equipment at the lower of cost or market using specific identification; and

•	We value our spare parts at the lower of cost or market using the average cost method.

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

Property, plant and equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. The costs of replacements, betterments and renewals that extend the useful life are capitalized. Generally, when fixed assets are sold, retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the books and the resulting gain or loss is recognized on our consolidated statement of income. However, when pipe handling products that we manufacture are used in our rental fleet and sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Products segment. Similarly, when "CDS" products that we manufacture are employed in our operations and sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within "CDS", parts and accessories of our Tubular Services segment.

We evaluate potential impairment of long-lived tangible and intangible assets subject to amortization when indicators of impairment are present. Circumstances that could indicate a potential impairment include significant adverse changes in industry trends, economic climate, legal factors, and an adverse action or assessment by a regulator. More specifically, significant adverse changes in industry trends include substantial declines in revenue rates, utilization rates, oil and natural gas market prices and industry rig counts. In performing an impairment evaluation, we estimate the future undiscounted net cash flows from the use and eventual disposition of long-lived tangible and intangible assets grouped at the lowest level that cash flows can be identified, which is our operating segments. If the sum of the estimated future undiscounted net cash flows is less than the carrying amount of the asset group, then we determine the fair value of the asset group. The amount of an impairment charge is measured as the difference between the carrying amount and the fair value of the asset group.

During the year ended December 31, 2016 when impairment indicators were present, we reviewed our property, plant and equipment for impairment. As a result of our review, we recognized a $34.6 million impairment to our property, plant and equipment. See Note 5 for further discussion of our impairment analysis.

Depreciation and amortization of property, plant and equipment, including capital leases, is computed on the following basis:

Asset Category	Description	Method	Life
Land, buildings and leaseholds	Buildings Leasehold improvements	Straight-line Straight-line	20 years Lease term

Drilling equipment	Top drive rental units Tubular services equipment Support equipment	Usage Straight-line Straight-line	2,600 operating days 5 – 7 years 3 – 7 years

Manufacturing equipment		Straight-line	5 – 7 years

Office equipment and other	Computer hardware and software IT development costs Furniture and equipment Vehicles	Straight-line Straight-line Straight-line Straight-line	2 – 5 years 5 years 5 years 3 – 4 years

Goodwill and other intangible assets

Goodwill, resulting from business combinations, is initially recorded at acquisition-date fair value. Goodwill is not amortized but is subject to an annual impairment test, which we perform as of December 31, or upon the occurrence of a triggering event. An impairment loss is recognized when the fair value of the recording unit is less than the carrying value. We perform our goodwill impairment tests at the reporting unit level using the Income Approach and Market Approach.

As a result of our annual impairment test as of December 31, 2015, we fully impaired $32.7 million and $1.7 million of goodwill assigned to our Tubular Services and Products segments, respectively. During the year ended December 31, 2014 management concluded that goodwill was not impaired.

Intangible assets that have finite useful lives are capitalized at their acquisition-date fair value and amortized on a straight-line basis over their estimated useful lives. Our intangible assets that have finite useful lives consist primarily of customer relationships and patents. We review our intangible assets for impairment when circumstances indicate their carrying values may not be recoverable as measured by the amount their carrying values are exceeded by their fair values. Our intangible assets are evaluated for impairment as a component of the fixed asset groups discussed above. As a result of this evaluation, during the year ended December 31, 2016, we recognized an impairment to our intangible assets of $0.9 million. See Note 5 and Note 9 for further discussion of our impairment analysis.

Deferred income taxes

Deferred income taxes are determined using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, except for deferred taxes on income considered to be permanently reinvested in certain international subsidiaries. Deferred income taxes are measured using enacted tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The effect of a change in tax rates applied to deferred income taxes is recognized in the period that the change is enacted. A valuation allowance is established to reduce deferred tax assets when it is more likely than not some or all of the benefit from the deferred tax asset will not be realized. Accrued interest and penalties related to unrecognized tax benefits are reflected in interest expense and other expense, respectively, on our consolidated statements of income.

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

Warranties

We provide product warranties on new equipment sold pursuant to manufacturing contracts and recognize the anticipated cost of these warranties in cost of sales and services when sales revenue is recognized. We estimate our warranty liability based upon historical warranty claim experience and specific warranty claims. We periodically review our warranty provision and make adjustments to the provision as claim data and historical experience change.

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

Product Sales - We determine the transfer of title and risk of loss in accordance with contracts with our customers and the related International Commercial Terms. We generally require customers to pay a nonrefundable deposit with their purchase orders. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale.

Pipe Handling Equipment Rentals and Tubular Services - Revenue generated from specific time, materials, and equipment contracts is based upon agreed daily, hourly, or job rates and price and is recognized as amounts are earned in accordance with the contract terms.

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

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock, restricted stock units, performance stock units and other stock-based awards to eligible directors, officers, employees and other persons. We measure stock-based compensation cost for awards as of grant date, based on the estimated fair value of the award. For stock option grants, we use a Black-Scholes valuation model to determine the estimated fair value. For market-based performance awards, we use a Monte Carlo simulation model to determine the estimated fair value. For restricted stock units, the fair value is the average of the high and low price of our stock as traded on the NASDAQ Stock Market on the date of grant.

For equity-classified awards, we recognize compensation expense on a graded basis over the vesting period. The graded basis of amortization accelerates the recognition of compensation expense for a three year vesting period, with generally 62% being recognized in the first year, 27% being recognized in the second year and 11% being recognized in the third year.  Compensation expense for our equity-classified awards is recorded as an increase to common shares. Consideration received on the exercise of stock options is recorded as an increase to common shares. For liability-classified awards, we recognize compensation expense based on the fair value of the award for the portion of the service period fulfilled at the end of each reporting period. The liability is recorded in accrued and other current liabilities on our consolidated balance sheet with the corresponding increase or decrease to compensation expense.

The tax benefit for stock-based compensation is included as a cash inflow in the Consolidated Statements of Cash Flows. We recognize a tax benefit only to the extent it reduces our income taxes payable. For purposes of determining the amount of tax attributes utilized in a given year as compared to the deduction for stock-based compensation, we apply the with-and-without approach. This approach considers deductions for stock-based compensation to be the last item of tax benefit recognized after all other deductions and utilization of prior year carryforwards.

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

Recent accounting pronouncements

In May 2014 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update will be effective January 1, 2018. Early adoption is permitted on January 1, 2017. We will adopt the standard as of January 1, 2018. The standard provides for adoption retrospectively for each period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial adoption (modified retrospective). We plan to apply the modified retrospective approach.

We have the necessary resources dedicated to carry out the evaluation and adoption of the new standard and are currently reviewing the Company’s existing contracts under the principles of the new standard and identifying the modifications needed to our current revenue recognition accounting policy, business processes and system requirements. We anticipate the adoption of the new standard may require us to make significant changes to our business processes, and we are currently evaluating the overall impact this guidance will have on the consolidated financial statements and related disclosures of the Company.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employees' shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The update will be effective January 1, 2017. Early adoption is permitted. We early adopted this standard as of December 31, 2016, effective January 1, 2016, and elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized. The impact of this change in accounting policy was $0.1 million and was recorded as a cumulative effect adjustment to retained earnings for the increase to stock compensation expense. We further elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. The impact of the adoption of other provisions of the update did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out ("LIFO") or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted. We early adopted this update as of October 1, 2016. There was no impact to our consolidated financial statements as of December 31, 2016 as the provisions of the update are to be applied prospectively.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The standard provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied using a retrospective approach. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740). The standard improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a modified retrospective approach. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption for annual and quarterly reports is permitted. The amendments in this ASU should be applied using a retrospective approach. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.

Note 3—Inventories

During the year ended December 31, 2016, we commenced certain supply chain initiatives designed to optimize the utilization of our global inventory. From these initiatives, certain component parts inventory held by our international locations that previously were only considered generally available for sale directly to our customers are now a potential source for any current or future manufacturing or assembly activity. Historically, this inventory was classified as finished goods as our intent with this inventory was to sell it directly to customers in its current state. As of December 31, 2016, we classify such inventory as raw material and component parts to properly reflect the nature and expected future utilization of the inventory as a result of the supply chain initiatives. At December 31, 2015, the value of the component parts inventory that was included in finished goods, now considered raw materials and component parts was $24.9 million. At December 31, 2016 and 2015, inventories, net of reserves for excess and obsolete inventories of $9.1 million and $11.8 million, respectively, by major classification were as follows (in thousands):

	2016	2015
Raw materials and component parts	$66,731	$53,595
Work in progress	3,420	1,944
Finished goods	6,075	39,920
	$76,226	$95,459

We evaluated the carrying value of our global inventory by estimating part-by-part inventory turnover and we projected sales estimates based on the current operating environment and the timing of forecasted economic recovery. Based on our analysis, we determined that certain inventory items had a net realizable value that was less than its carrying amount. Accordingly, we recorded an aggregate inventory charge of $5.2 million and $13.5 million for the years ended December 31, 2016 and 2015, respectively.

Note 4––Prepaid and other current assets

At December 31, 2016 and 2015, prepaid and other current assets consisted of the following (in thousands):

	2016	2015
Prepaid taxes other than income taxes	$2,036	$4,048
Prepaid insurance	1,180	1,144
Other prepaid expenses	3,118	3,220
Deposits	3,063	4,295
Restricted cash	3,493	996
Non-trade receivables	325	2,105
Deferred job costs	1,819	1,786
	$15,034	$17,594

Note 5—Property, Plant and Equipment

At December 31, 2016 and 2015, property, plant and equipment, by major category were as follows (in thousands):

	2016	2015
Land, buildings and leaseholds	$27,499	$27,890
Drilling equipment	264,388	362,556
Manufacturing equipment	13,188	16,303
Office equipment and other	28,452	33,056
Capital work in progress	3,887	575
	337,414	440,380
Less: Accumulated depreciation	(216,671)	(262,664)
	$120,743	$177,716

The net book value of used top drive and catwalk rental equipment sold included in cost of sales and services on our consolidated statements of income was $1.8 million, $0.5 million and $2.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation and amortization expense is included on our consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of sales and services	$28,528	$36,113	$39,376
Selling, general & administrative expense	799	2,022	2,633
	$29,327	$38,135	$42,009

Asset Impairment

Since late 2014, oil prices have declined significantly resulting in an industry downturn, affecting both drilling and production services. Consequently, we saw an overall decline in the number of new wells drilled and the average rig count throughout 2015, which impacted the demand for our products and services. We continued to see further declines during the first three months of 2016, which resulted in significantly lower cash flow projections. Accordingly, we performed an impairment evaluation on our long-lived assets as per the guidance of ASC Topic 360, Property, Plant and Equipment. Consequently, during the year ended December 31, 2016, we recognized $0.9 million of impairment related to intangibles and $34.6 million to reduce the carrying values of our fixed assets to estimated fair value in our Products operating segment. The value of assets in our Tubular Services operating segment are deemed to be recoverable, and no impairment resulted.

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

The following tables present the impairments recognized during the year ended December 31, 2016, by our major categories of property, plant and equipment and by our major categories of intangible assets (in thousands):

Property, plant and equipment
Land, building and leaseholds	903
Drilling equipment	31,682
Manufacturing equipment	1,497
Office equipment and other	511
34,593

Intangible assets
Customer relationships	$184
Product designs	617
Other	120
$921

Note 6—Credit Facility

We entered into our Second Amended and Restated Credit Agreement on April 27, 2012 (the "Credit Facility"), to provide a revolving line of credit of $125 million, including up to $20 million of swing line loans (collectively, the "Revolver"). The Credit Facility had a term of five years and all outstanding borrowings on the Revolver were due and payable on April 27, 2017.  The Credit Facility bears interest at a margin above LIBOR, federal funds rate, or the prime rate for U.S. dollar loans as determined by JPMorgan Chase Bank, N.A. in New York. We were required to pay a commitment fee on available, but unused, amounts of the credit facility of 0.375-0.500 percent per annum and a letter of credit fee of 1.00-2.00 percent per annum on outstanding face amounts of letters of credit issued under the Credit Facility. Amounts available under the Revolver were reduced by letters of credit issued under our Credit Facility, not to exceed $50 million in the aggregate. Amounts available under the swing line loans were reduced by letters of credit or by means of a credit to a general deposit account of the applicable borrower. The availability of future borrowings may also be limited in order to maintain certain financial ratios required under the covenants.

In February 2016, we reduced the aggregate commitments under the Credit Facility by $65 million to $60 million. During the year we received waivers for the Company's failure to comply with certain financial covenants under the Credit Facility as of the fiscal quarters ending March 31, 2016 and June 30, 2016.

Finally, on August 9, 2016, we terminated the Credit Facility in order to eliminate certain fees and expenses associated with maintaining an undrawn credit facility and wrote off the remaining unamortized balance of debt issuance cost of $0.1 million related to the facility. Letters of credit outstanding within the Revolver prior to its termination were collateralized by cash on deposit. At December 31, 2016, we maintain $1.9 million on deposit as collateral for outstanding letters of credit, which was classified as restricted cash within prepaid and other assets on the balance sheet. At December 31, 2016, we maintained $91.5 million of cash and cash equivalents.

Note 7—Shareholders’ Equity and Stock-Based Compensation

Weighted average shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	December 31,
	2016	2015	2014
Basic weighted average number of shares outstanding	43,151	39,005	39,912
Dilutive effect of stock compensation awards	—	—	605
Diluted weighted average number of shares outstanding	43,151	39,005	40,517
Anti-dilutive options excluded from calculation due to exercise prices	—	—	355

There were approximately 325,000 and 217,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company is in a net loss position for the years ended December 31, 2016 and 2015, respectively. The inclusion of the shares would be anti-dilutive.

Common Stock Issued

In June 2016, the Company completed a secondary public equity offering of 7.1 million common shares that generated proceeds of $47.6 million, net of underwriting discounts, commissions, issuance costs and expenses. In July 2016, our underwriter partially exercised its over-allotment option to purchase an additional 130,752 common shares that generated nearly $1 million in additional proceeds. The unexercised options expired on July 8, 2016.

Stock-based compensation

Our stock-based compensation plan provides for the grants of stock options, restricted stock units, performance share units and other stock-based awards to eligible directors, officers, employees and other persons. The maximum number of shares that may be issued under our incentive plan may not exceed 10% of the issued and outstanding shares of our common stock. As of December 31, 2016, 4,668,849 shares of our common stock were authorized for grants of stock-based awards and 1,584,316 shares were available for future grants. This plan expires in May 2017.

Stock options

We grant options to our employees at an exercise price that may not be less than the market price on the date of grant. Stock options granted under our incentive plan have historically vested equally over a three year period and expired no later than seven years from the date of grant. The following is a summary of our stock option transactions for the year ended December 31, 2016:

	Number of Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value
U.S. dollar denominated options			(in years)	(in thousands)
Outstanding at December 31, 2015	989,872	$12.22	4.30
Granted	—	$—
Exercised	—	$—
Forfeited	(36,636)	$11.87
Expired	(67,398)	$12.45
Outstanding at December 31, 2016	885,838	$12.33	4.25	$—
Vested at December 31, 2016 or expected to vest in the future	885,838	$12.33	3.31	$—
Exercisable at December 31, 2016	668,137	$13.13	3.62	$—

During 2016, 2015 and 2014, we recognized $0.6 million, $0.7 million and $1.7 million, respectively, of pretax compensation expense for stock options, including forfeiture credits. We did not record any income tax benefits in 2016 and 2015. In 2014, we recorded $0.6 million of income tax benefits. Total compensation cost related to unvested option awards not yet recognized at December 31, 2016 was approximately $0.3 million, which is expected to be recognized over a weighted average period of 1.3 years. Options exercised during the year ended December 31, 2015 generated cash proceeds of $0.4 million and did not have an intrinsic value or an associated income tax benefit. Options exercised during the year ended December 31, 2014 had a total intrinsic value of $4.8 million and generated $6.5 million of cash proceeds and $1.7 million of associated income tax benefit.

Fair Value Assumptions

The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option-pricing model based on several assumptions. These assumptions are based on management's best estimate at the time of grant. We did not grant any options during the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, the weighted average grant date fair value per share of options granted was $2.46 and $4.83 per share, respectively.

Listed below is the weighted average of each assumption based on grants for the years ended December 31, 2015 and 2014:

	2015	2014
Weighted average risk-free interest rate	1.6%	1.5%
Expected dividend yield	2.45%	1.4%
Expected life (years)	4.5	4.5
Weighted average expected volatility	44%	47%
Weighted average expected forfeiture rate	3%	2%

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

Restricted Stock Units

We grant restricted stock units under our incentive plan, which generally vest equally in three annual installments from the date of grant and entitle the grantee to receive the value of one share of our common stock for each vested restricted stock unit. A summary of our restricted stock transactions for the year ended December 31, 2016 is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Unvested at December 31, 2015	811,880	$9.80
Granted	733,100	$7.03
Vested	(291,178)	$10.73
Forfeited	(96,241)	$9.84
Unvested at December 31, 2016	1,157,561	$7.80

During 2016, 2015 and 2014, we recognized $3.9 million, $2.9 million and $2.5 million of pretax compensation expense, including forfeiture credits, respectively, on restricted stock units. We did not record income tax benefits for the years ended December 31, 2016 and 2015. In 2014, we recorded $0.8 million of income tax benefits. Total compensation cost related to unvested restricted stock units not yet recognized at December 31, 2016 was approximately $6.5 million, which is expected to be recognized over a weighted average period of 1.7 years. The grant date fair value of our restricted stock granted during 2016, 2015 and 2014 was $5.2 million, $4.7 million and $4.4 million, respectively.

Performance Stock Units

Performance stock units granted in November 2016 and December 2015 are linked to three year performance periods from January 1, 2017 through December 31, 2019 and January 1, 2016 through December 31, 2018, respectively. Each award is then subject to a short, time-based vesting period to permit adequate time to calculate performance. The award is based on a market condition comparing annual performance of our stock price to the stock price of a group of our peers. The performance stock unit performance objective multiplier could range from zero (when threshold performance is not met) to a maximum of two times the initial award.

For performance stock units granted in December 2014, the performance period runs for three years beginning on the January 1, 2015 until December 31, 2017. It is then followed by a short, time-based vesting period to permit adequate time to calculate performance. We had two types of performance stock units; the first type was a performance condition based upon the three year cumulative earnings per share achieved by the Company ("EPS") as measured against sliding targets that vary based on the revenue achieved over that same period and the second was based upon a performance condition based upon the three year average return on capital employed ("ROCE") as measured against targets that vary based on the revenue achieved over that same period. The performance stock unit performance objective multiplier could range from zero to a maximum of two times the initial award for each type of performance stock unit.

A summary of our performance stock units for the year ended December 31, 2016 is presented below:

	Number of Performance Stock Units	Weighted- Average Fair Value at Reported Date
Unvested at December 31, 2015	398,900	$12.54
Granted	209,930	$9.83
Vested	(25,532)	$18.13
Forfeited	(62,898)	$14.87
Unvested at December 31, 2016	520,400	$10.86

During 2016, 2015 and 2014, we recognized $0.6 million, $(0.1) million and $0.5 million, respectively, of pretax compensation expense (benefit), including forfeiture credits, on performance stock units. We did not record income tax benefits for the years ended December 31, 2016 and 2015. In 2014, we recorded $0.4 million of income tax benefits. Total compensation cost related to unvested performance stock units not yet recognized at December 31, 2016 was approximately $3.0 million, which is expected to be recognized over a weighted average period of 2.1 years. The grant date fair value of our performance stock units granted during 2016, 2015 and 2014 was $2.0 million, $1.7 million and $2.9 million, respectively.

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

Note 8—Income Taxes

We are an Alberta, Canada corporation. We conduct business and are taxed on profits earned in a number of jurisdictions around the world. Income taxes have been provided based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income (loss) before income taxes consisted of the following (in thousands):

	December 31,
	2016	2015	2014
Canada	$(26,018)	$(39,121)	$9,696
United States	(39,811)	(60,645)	3,504
Other international	(52,184)	(18,644)	25,244
Income (loss) before taxes	$(118,013)	$(118,410)	$38,444

Our income tax provision consisted of the following (in thousands):

	December 31,
	2016	2015	2014
Current:
Canada	$(883)	$(1,809)	$1,153
United States	118	(375)	(849)
Other international	882	7,351	20,183
Total current	117	5,167	20,487
Deferred:
Canada	598	10,841	(691)
United States	—	(8,526)	2,660
Other international	(800)	7,862	(5,448)
Total deferred	(202)	10,177	(3,479)
Income tax provision	$(85)	$15,344	$17,008

Since we are taxable in a number of jurisdictions around the world, our effective tax rate, which is income tax expense as a percentage of pretax earnings, fluctuates from year to year based on the level of profits earned in these jurisdictions and the tax rates applicable to such profits.

The combined Canadian federal and Alberta provincial income tax rate was 26.4% for 2016 and 2015 and 25% for 2014.

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax expense (benefit) at statutory tax rate	(26.4)%	(26.4)%	25.0%
Effect of:
Tax rates applied to earnings not attributed to Canada	1.6	(2.6)	13.7
U.S. state taxes	0.1	0.1	1.3
Non-deductible expenses	1.9	3.8	3.3
Foreign exchange adjustments	0.4	2.2	0.2
Change in valuation allowance	22.1	34.7	2.4
Research and development tax credits	(0.1)	(0.7)	(3.1)
Change in uncertain tax positions and tax audit assessments	(0.3)	(0.1)	1.0
Other	0.6	2.0	0.4
Tax expense (benefit) at effective tax rate	(0.1)%	13.0%	44.2%

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its basis as reported on our consolidated financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in the jurisdictions in which we have operations.

	December 31,
	2016	2015
Deferred tax assets:
Loss carryforwards	$37,910	$26,766
Accrued liabilities and reserves	7,885	9,612
Tax credit carryforwards	3,937	3,526
Property, plant and equipment	18,572	14,005
Stock compensation	2,096	1,756
Intangibles	3,887	4,432
Deferred tax assets	74,287	60,097
Less: Valuation allowance	(66,143)	(47,063)
Total deferred tax assets	$8,144	$13,034
Deferred tax liabilities:
Property, plant and equipment	(8,147)	(13,309)
Intangible assets	(193)	(306)
Other	(210)	(409)
Total deferred tax liabilities	$(8,550)	$(14,024)
Net deferred tax assets (liabilities)	$(406)	$(990)

For the year ended December 31, 2016, we generated net operating losses in Canada, U.S. and other international jurisdictions. In Canada, we are able to carry a portion of these losses back to previous years to offset prior year income and generate tax refunds of $0.9 million. The remainder of the net operating losses are carried forward. As of December 31, 2016, we had $120.0 million of gross net operating loss carryforwards in Canada and the U.S. These carryforwards will start expiring in 2035. We also had another $25.8 million of gross net operating loss carryforwards in other international jurisdictions that have a carryforward life between 5 years to non-expiring. As of December 31, 2016, we had $3.9 million of various tax credit carryforwards in Canada and the U.S. We have recorded a valuation allowance on the net deferred tax assets, since it is more likely than not that future income necessary to utilize these carryforwards will not be realized.

No provision is made for taxes that may be payable on the repatriation of accumulated earnings in international subsidiaries of $93.5 million on the basis that these earnings will continue to be used to finance the activities of these subsidiaries. It is not practicable to determine the amount of unrecognized deferred income taxes associated with these unremitted earnings.

At December 31, 2015, we had an accrual for uncertain tax positions of $1.5 million. During 2016, we reduced our accrual by $0.8 million in uncertain tax positions for prior year as we effectively settled the related examinations with no payment of tax, leaving a balance of $0.7 million at December 31, 2016. Out of the $0.7 million, $0.2 million is included in a current liability, as we expect resolution within the next twelve months. The remaining $0.5 million is included in long term liabilities. The total amount of the $0.7 million unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.7 million.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance, beginning of year	$1,475	$2,553	$1,904
Decreases in tax positions for prior years	(451)	(994)	—
Increase in tax positions for prior years	—	—	556
Increase in tax positions for current year	—	94	299
Lapse in statute of limitations	(310)	(178)	(206)
Balance, end of year	$714	$1,475	$2,553

Interest related to uncertain tax positions is recognized in interest expense and penalties related to uncertain tax positions are recognized in other expense on our consolidated statements of income. At December 31, 2016 and 2015, we had accrued $0.1 million for the potential payment of interest and penalties on uncertain tax positions.

We are subject to Canadian federal and provincial income tax and have concluded substantially all Canadian federal and provincial tax matters for tax years through 2008. We are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal income tax matters for tax years through 2012.

In addition to the material jurisdictions above, other state and international tax filings remain open to examination. We believe that any assessment on these filings will not have a material impact on our consolidated financial position, results of operations or cash flows. We believe that appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Therefore, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Note 9—Goodwill and Other Intangible Assets

Goodwill

A reporting unit is defined as an operating segment or one level below an operating segment (also known as a component). As such, the first step to identifying reporting units is to identify the operating segments in accordance with ASC 280, Segment Reporting. Consistent with prior years, we have identified four operating segments. These four operating segments are defined by the Company as Products, Tubular Services, Research and Engineering and Corporate. The Research and Engineering and Corporate segments are allocated to the Products and Tubular Services operating segments for purposes of goodwill impairment testing.

The goodwill impairment review is performed annually as of December 31 or upon the occurrence of a triggering event. At December 31, 2015, we utilized the Income Approach (50% weighted) and the Market Approach (50% weighted) to test for impairment. The 2015 impairment test utilized the rolling annual forecasts and our multiyear forecast for the Income Approach and certain financial information of publicly traded peer companies for the Market Approach. The Income Approach estimated fair value through the present value of future discounted cash flows and the Market Approach estimated fair value by applying industry ratios to each reporting unit. Included in the Income Approach are assumptions regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated WACC. We calculated the WACC by weighting the after tax required returns on debt and equity by their respective percentages of total capital plus a current market risk factor. For the Market Approach, we identified peer companies for each reporting unit by focusing on companies which competed in either the Products or Tubular Services businesses. We used three common multiples for each reporting units and applied them to Tesco’s historical performance metrics in order to estimate the fair value of each reporting unit using the Market Approach.

During the year ended December 31, 2015, we noted declines in the market value of our stock, oil and natural gas prices and utilization. Due to these indicators, step one of our annual impairment test concluded that the fair value of each of our reporting units was less than the carrying value of its net assets. As a result, we performed the second step of the impairment test, which compares the implied fair value of the reporting unit goodwill to the carrying value of that goodwill. The step two impairment test indicated that the goodwill for our reporting units was fully impaired. Accordingly, we recognized an aggregate impairment of $34.4 million as of December 31, 2015. We did not recognize any impairment in 2014.

For the year ended December 31, 2015, the change in the carrying amount of goodwill was as follows (in thousands):

December 31,
2015
Balance, beginning of year	$34,401
Impairments	(34,401)
Balance, end of year	$—

Other intangible assets

At December 31, 2016 and 2015, the estimated useful life, carrying amount and accumulated amortization of our intangible assets were as follows (in thousands):

		2016
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net intangible assets
Amortized intangible assets
Customer relationships	7 - 10 years	$6,050	$(5,192)	$858
Patents	10 - 14 years	2,521	(2,101)	420
Non-compete agreements	5 years	2,010	(2,010)	—
Other	7 - 10 years	2,080	(2,080)	—
		$12,661	$(11,383)	$1,278

		2015
	Estimated useful life	Gross carrying amount	Accumulated amortization	Net intangible assets
Amortized intangible assets
Customer relationships	7 - 10 years	$6,325	$(4,593)	$1,732
Patents	10 - 14 years	2,521	(1,923)	598
Non-compete agreements	5 years	2,010	(1,991)	19
Other	7 - 10 years	2,938	(1,286)	1,652
		$13,794	$(9,793)	$4,001

During the year ended December 31, 2016, we recognized 0.9 million of impairment related to intangibles in our Products operating segment. We did not recognize any impairment losses on our intangible assets during the years ended December 31, 2015 or 2014.
See Note 5 for further discussion of our impairment analysis.

Amortization expense related to our intangible assets for the years ended December 31, 2016, 2015 and 2014, was $1.8 million, $1.0 million and $1.5 million, respectively, and is included in cost of sales and services in our consolidated statements of income. Future estimated amortization expense related to our intangible assets for the next five years is expected to be as follows (in thousands):

Years ending December 31,	Amortization Expense
2017	$624
2018	524
2019	130
2020	—
2021	—

The approximate remaining weighted-average useful lives for the various asset classes are as follows: (1) Customer Relationships - 1.8 years and (2) Patents - 2.9 years.

Note 10—Warranties

Changes in our warranty accrual for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Balance, beginning of year	$893	$3,370
Provisions	1,129	2,144
Expirations	(603)	(1,099)
Claims	(945)	(3,522)
Balance, end of year	$474	$893

In 2015, we incurred warranty expense of $1.5 million related to operational issues related to our catwalk units.

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

Federal and State Unpaid Overtime Action

The Company participated in an arbitration, based on the Company’s dispute resolution process, with 38 current and former employees (the "Employees") who had worked or are working in various states. The Employees claim that they were owed unpaid overtime wages including liquidated damages under the Federal Labor Standards Act and the applicable state laws of various states, including New Mexico and Colorado. The case was assigned to a three-judge panel of arbitrators. On October 22, 2015, an arbitration panel agreed that the case could proceed as a class action. The Company settled the matter with the Employees through a signed settlement agreement. The Company submitted a proposed dismissal order to the arbitrators and the arbitrators dismissed the Employees' claims with prejudice on May 3, 2016.

Other contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment to international countries and to secure our performance on certain contracts. At December 31, 2016 and 2015, our total exposure under outstanding letters of credit was $2.7 million and $5.4 million, respectively.

Commitments

We have operating lease commitments expiring at various dates, principally for administrative offices, operation facilities and equipment. Rental expense for all operating leases was $7.9 million, $11.3 million and $8.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more as of December 31, 2016 are as follows (in thousands):

Years ending December 31,	Minimum lease commitments
2017	$6,289
2018	4,594
2019	3,293
2020	2,349
2021	1,818
Thereafter	3,620
Total	21,963

As of December 31, 2016, we had $7.3 million in manufacturing purchase commitments for executed purchase orders that were submitted to respective vendors.

Note 12—Segment Information

Business segments

Our Products segment is comprised of pipe handling equipment sales and rentals and aftermarket sales and service. Our Tubular Services segment includes both our onshore and offshore tubular services. Our Research and Engineering segment is comprised of our internal research and development activities related to our automated tubular services and top drive model development, as well as the Casing Drilling technology prior to the sale. Our Corporate and Other segment consists of expense at the corporate level, which includes general and administrative costs and selling, marketing and other expenses that are not directly related to or allocated down to other segments in our internal reporting.

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

Significant financial information relating to these segments is as follows (in thousands):

	Year Ended December 31, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$72,886	$61,851	$—	$—	$134,737
Depreciation and amortization	5,128	21,628	2	2,569	29,327
Operating loss	(54,628)	(30,190)	(5,750)	(24,215)	(114,783)
Other expense					(3,230)
Loss before income taxes					$(118,013)

	Year Ended December 31, 2015
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$145,708	$134,030	$—	$—	$279,738
Depreciation and amortization	8,414	25,435	11	4,275	38,135
Operating income (loss)	(18,857)	(46,124)	(9,198)	(28,222)	(102,401)
Other expense					(16,009)
Income before income taxes					$(118,410)

	Year Ended December 31, 2014
	Products	Tubular Services	Casing Drilling (a)	Research & Engineering	Corporate & Other	Total
Revenue	$318,786	$224,142	$63	$—	$—	$542,991
Depreciation and amortization	10,909	26,392	1	65	4,642	42,009
Operating income (loss)	58,628	35,514	(632)	(9,574)	(37,393)	46,543
Other expense						(8,099)
Income before income taxes						$38,444

(a) The Casing Drilling segment was disposed of in 2012. The 2014 amounts above represent residual activity associated with the disposal of the segment.

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

	Year Ended December 31, 2016
	Severance	Facility Closures	Income Statement Classification
Products	$1,814	$25	Cost of sales and services - Products
Tubular Services	2,009	1,430	Cost of sales and services - Services
Corporate and Other	565	131	Selling, general and administrative
	$4,388	$1,586

	Year Ended December 31, 2015
	Severance	Facility Closures	Income Statement Classification
Products	$5,438	$—	Cost of sales and services - Products
Tubular Services	3,932	—	Cost of sales and services - Services
Corporate and Other	1,500	—	Selling, general and administrative
	$10,870	$—

Geographic areas

We attribute revenue to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs. For equipment sales, this will be the region in which the sale transaction is completed and title transfers. Our revenue by geographic area for the past three fiscal years was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$43,578	$81,385	$185,086
Europe, Africa and Middle East	29,049	46,462	58,421
Asia Pacific	9,295	32,909	55,322
Russia	14,006	15,049	57,482
Latin America	21,911	84,804	126,003
Canada	16,898	19,129	60,677
Total	$134,737	$279,738	$542,991

Our physical location of our net property, plant and equipment by geographic area as of December 31, 2016 and 2015 was as follows (in thousands):

	Products	Tubular Services	Overhead, Corporate & Other	December 31, 2016
United States	$6,959	$32,227	$9,232	$48,418
Europe, Africa and Middle East	6,263	10,355	2,308	18,926
Asia Pacific	3,417	9,315	478	13,210
Russia	10,956	954	7	11,917
Latin America	19,579	2,428	209	22,216
Canada	324	1,020	4,712	6,056
Total	$47,498	$56,299	$16,946	$120,743

	Products	Tubular Services	Overhead, Corporate & Other	December 31, 2015
United States	$19,198	$32,479	$10,434	$62,111
Europe, Africa and Middle East	8,645	16,262	2,841	27,748
Asia Pacific	6,368	14,444	863	21,675
Russia	15,975	280	8	16,263
Latin America	30,265	9,388	988	40,641
Canada	1,498	2,341	5,439	9,278
Total	$81,949	$75,194	$20,573	$177,716

Venezuela Charges

Since early 2014, we reviewed and monitored our operations in Venezuela given the deterioration of the political and business environment and security pointed towards ever increasing risk in the country. Furthermore, the continued devaluation of local currency coupled with delayed and/or uncollectible payments from our customers, have made our ability to collect receivables increasingly difficult. As business conditions in Venezuela continued to deteriorate in the fourth quarter of 2014, we assessed the recoverability of our long-lived assets in the country. We performed an undiscounted cash flow assessment and concluded the future undiscounted cash flows did not recover the net book value of the long-lived assets based on our current assumptions of the Venezuelan operations. As such we estimated the fair value of the long-lived assets based on the estimated market value of the asset base within Venezuela using indications of what a knowledgeable, willing buyer would pay to a knowledgeable, willing seller in the market and recorded a charge of approximately $0.6 million as of December 31, 2014. Given the same circumstances, we also applied the lower of cost or market principle to the value of our inventory in country and recorded an inventory charge of $1.0 million to properly state the inventory at net realizable value as of December 31, 2014.

As of December 31, 2014, the total aggregate charges recorded in Venezuela were $3.2 million of which $1.6 million was recorded as cost of sales and services related to impairment loss on long-lived assets and write down of the inventory to net realizable value and $1.6 million as selling, general and administrative costs pertaining to the increase for the allowance for doubtful accounts on outstanding receivables.

On November 9, 2015, we completed the sale of substantially all of our Venezuelan fixed assets and inventory for total cash consideration of $2.5 million. As of December 31, 2015, we recorded a reserve of $1.5 million against the outstanding sale proceeds and we recognized a net loss of $0.5 million. As of December 31, 2016, we have collected all remaining sale proceeds and recognized a gain of $1.5 million.

Major customers and credit risk

Our accounts receivable are principally with major international and national oil and natural gas service and "E&P" companies and are subject to normal industry credit risks. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities. Bad debt expense is included in selling, general and administrative expense in our consolidated statements of income.

On November 3, 2016, the authorities in Egypt devalued the Egyptian pound by 32.3% and announced the currency would be allowed to float. The move devalued the rate from the previous official rate of 8.8 to 13.0 to the U.S. dollar, and the floating exchange rate has declined further to 18.1 at December 31, 2016, resulting in a $0.8 million foreign exchange loss. At December 31, 2016, we maintained cash of $1.2 million on deposit in an Egyptian bank. Due to currency controls, intended to maintain the value of the Egyptian pound against the U.S. dollar, our ability to convert Egyptian pounds to other currencies and transfer the funds freely outside of the country was limited.

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

Note 13—Quarterly Financial Data (unaudited)

The following table presents unaudited quarterly financial data for 2016 and 2015 (in thousands, except for per share amounts):

	For the 2016 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$35,453	$33,586	$30,415	$35,283
Operating loss	(54,757)	(19,217)	(21,886)	(18,923)
Net loss	(56,839)	(18,871)	(22,069)	(20,149)
Loss per share:
Basic	$(1.45)	$(0.47)	$(0.48)	$(0.43)
Diluted	$(1.45)	$(0.47)	$(0.48)	$(0.43)

	For the 2015 quarterly period ended
	March 31	June 30	September 30	December 31
Revenue	$91,670	$74,451	$61,397	$52,220
Operating loss	(5,638)	(13,718)	(15,719)	(67,326)
Net loss	(8,252)	(27,490)	(19,902)	(78,110)
Loss per share:
Basic	$(0.21)	$(0.71)	$(0.51)	$(2.00)
Diluted	$(0.21)	$(0.71)	$(0.51)	$(2.00)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2016, our Chief Executive Officer and Chief Financial Officer participated with management in evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon that evaluation, the Company’s principal executive officer and principal financial officer determined the Company’s disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

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
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of Tesco Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Tesco Corporation's internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

Our management identified no change in our internal control over financial reporting that occurred during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (other than the information set forth in the next paragraph in this Item 10) will be included under the sections captioned "(i) Proposal One-Election of Directors;" (ii) "Executive Officers;" (iii) "Corporate Governance and Board Matters;" and (iv) "Section 16(a) Beneficial Ownership Compliance" found in main section "Other Information" in our proxy statement for the 2017 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

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

Item 11. Executive Compensation.

The information required by this Item will be included under the sections captioned "(i) Executive Compensation;" (ii) "Non-Employee Director Compensation" (iii) "Corporate Governance and Board Matters;" and (iv) "Compensation Committee Report" in our proxy statement for the 2017 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included under the sections captioned "Other Information" in our proxy statement for the 2017 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included under the section captioned "Corporate Governance and Board Matters" in our proxy statement for the 2017 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be included under the section captioned "Audit-Related Matters" in our proxy statement for the 2017 annual meeting of shareholders, which information is incorporated into this Report on Form 10-K by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page No.
	(1)	Consolidated Financial Statements (Included under Item 8). The Index to the Consolidated Financial Statements is included on page 29 of this annual report on Form 10-K and is incorporated herein by reference.	29
	(2)	Financial Statement Schedules

		Schedule II—Valuation and qualifying accounts	65

(b)	Exhibits

Exhibit No.	Description
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

4.1*
Form of Common Share Certificate for Tesco Corporation (incorporated by reference to Exhibit 4.1 to Tesco Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 9, 2016)

10.1*
Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 1, 2012)

10.2*
First Amendment, dated May 6, 2014, to the Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 12, 2014)

10.3*
Waiver Letter dated February 29, 2016, to the Second Amended and Restated Credit Agreement dated April 27, 2012 by and among Tesco Corporation, Tesco US Holding LP, the lender parties thereto and JP Morgan Chase Bank, NA

10.4*
Lease between TDC Clay, L.P. and Tesco Corporation for the lease of the corporate headquarters in Houston, Texas, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 5, 2014)

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

10.7*+	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on April 6, 2009)

10.8*+	First Amendment, dated effective April 5, 2015, to the Employment Agreement dated effective December 19, 2014 by and between Tesco Corporation and Fernando R. Assing

10.9*+	Second Amendment, dated effective September 21, 2015, to the Employment Agreement dated effective December 19, 2014 by and between Tesco Corporation and Fernando R. Assing

10.10*+
Separation Agreement and Release dated effective November 17, 2015 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.16 to Tesco Corporation’s Annual Report on Form 10-K filed March 4, 2016)

10.11*+
Consulting Agreement dated effective November 17, 2015 by and between Tesco Corporation and Dean Ferris (incorporated by reference to Exhibit 10.17 to Tesco Corporation’s Annual Report on Form 10-K filed March 4, 2016)

Exhibit No.	Description
10.12*+
Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on December 24, 2013)

10.13*+
First Amendment, dated effective April 5, 2015, to the Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone (incorporated by reference to Exhibit 10.19 to Tesco Corporation’s Annual Report on Form 10-K filed March 4, 2016)

10.14*+
Second Amendment, dated effective September 21, 2015, to the Employment Agreement dated December 23, 2013, effective as of January 1, 2014 by and between Tesco Corporation and Christopher L. Boone (incorporated by reference to Exhibit 10.20 to Tesco Corporation’s Annual Report on Form 10-K filed March 4, 2016)

10.15*+
Employment Agreement dated November 14, 2016, by and between Tesco Corporation and John Gatlin (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed on November 15, 2016)

10.16*+
Separation Agreement and Release dated effective January 31, 2017 by and between Tesco Corporation and Michael Irausquin (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed on January 31, 2017

10.17*+	Amended and Restated Tesco Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.18*+
Form of Instrument of Grant under Amended and Restated Tesco Corporation 2005 Incentive Plan, revised November 2013 (incorporated by reference to Exhibit 10.29 to Tesco Corporation's Annual Report on Form 10-K filed with the SEC on March 4, 2014)

10.19*+	Tesco Corporation Employee Stock Savings Plan (incorporated by reference to Exhibit 10.2 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on May 22, 2007)

10.20*+	Tesco Corporation Short Term Incentive Plan 2014 (incorporated by reference to Exhibit 10.2 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2013)

10.21*+	Tesco Corporation Short Term Incentive Plan 2015 (incorporated by reference to Exhibit 10.18 to Tesco Corporation's Current Report on Form 10-K filed with the SEC on March 31, 2015)

10.22*+	Tesco Corporation Short Term Incentive Plan 2016 (incorporated by reference to Exhibit 10.28 to Tesco Corporation’s Annual Report on Form 10-K filed March 4, 2016).

10.23+	Tesco Corporation’s Short Term Incentive Plan 2017

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

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________________

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

By:	/S/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer

Date:	March 3, 2017

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

Signature	Title	Date

/S/ FERNANDO R. ASSING	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
Fernando R. Assing

/s/ CHRISTOPHER L. BOONE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2017
Christopher L. Boone

/s/ THOMAS B SLOAN, JR.	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2017
Thomas B Sloan, Jr.

/s/ MICHAEL W. SUTHERLIN	Chairman of the Board	March 3, 2017
Michael W. Sutherlin

/s/ JOHN P. DIELWART	Director	March 3, 2017
John P. Dielwart

/s/ FRED J. DYMENT	Director	March 3, 2017
Fred J. Dyment

/s/ GARY L. KOTT	Director	March 3, 2017
Gary L. Kott

/s/ R. VANCE MILLIGAN	Director	March 3, 2017
R. Vance Milligan

/s/ ROSE M. ROBESON	Director	March 3, 2017
Rose M. Robeson

/s/ ELIJIO V. SERRANO	Director	March 3, 2017
Elijio V. Serrano

/s/ DOUGLAS R. RAMSAY	Director	March 3, 2017
Douglas R. Ramsay

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2016, 2015 and 2014

	Balance at beginning of year	Charged to cost and expenses(a)	Deductions(b)	Balance at end of year
	(in thousands)
2016
Allowance for uncollectible accounts	$8,894	2,866	(2,626)	$9,134
Inventory reserves	11,802	3,250	(5,963)	9,089
Warranty reserves	893	1,129	(1,548)	474
Deferred tax asset valuation allowance	47,063	19,080	—	66,143
2015
Allowance for uncollectible accounts	$5,814	$10,937	$(7,857)	$8,894
Inventory reserves	2,663	9,139	—	11,802
Warranty reserves	3,370	2,144	(4,621)	893
Deferred tax asset valuation allowance	6,624	40,439	—	47,063
2014
Allowance for uncollectible accounts	$3,006	$6,441	$(3,633)	$5,814
Inventory reserves	2,099	564	—	2,663
Warranty reserves	2,389	3,120	(2,139)	3,370
Deferred tax asset valuation allowance	4,534	2,190	(100)	6,624

(a)	Primarily represents the elimination of accounts receivable and inventory deemed doubtful of recovery and providing warranty reserve estimates.

(b)	Negative amounts include net recoveries of previously written-off receivables or changes to inventory and warranty services to customers.