Form 10-Q
period 2017-03-31
TESCO CORP
filed 2017-05-09
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Emerging Growth Company ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of common shares outstanding as of April 30, 2017:  46,721,520

In this Report, the terms "Tesco Corporation", "TESCO", "we", "us", "our", "ours", or "the Company" refers to Tesco Corporation and all of our subsidiaries.

Caution Regarding Forward-Looking Information

This report for the quarter ended March 31, 2017 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate", "believe", "expect", "plan", "intend", "forecast", "target", "project", "may", "will", "should", "could", "estimate", "predict", or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events, trends, the economy and other future conditions. The forward-looking statements in this Quarterly Report on Form 10-Q are made as of the date they were issued. We do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

These risks and uncertainties include, but are not limited to, the impact of: levels and volatility of oil and gas prices; cyclical nature of the energy industry and credit risks of our customers; fluctuations of our revenue and earnings; operating hazards inherent in our operations; changes in governmental regulations, including those related to the climate and hydraulic fracturing; consolidation or loss of our customers; the highly competitive nature of our business; technological advancements and trends in our industry, and improvements in our competitors’ products; global economic and political environment, and financial markets; terrorist attacks, natural disasters and pandemic diseases; our presence in international markets, including political or economic instability, currency restrictions and trade and economic sanctions; cybersecurity incidents; protecting and enforcing our intellectual property rights; changes in, or our failure to comply with, environmental regulations; failure of our manufactured products and claims under our product warranties; availability of raw materials, component parts and finished products to produce our products, and our ability to deliver the products we manufacture in a timely manner; retention and recruitment of a skilled workforce and key employees; and ability to identify and complete acquisitions. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. When relying on our forward-looking statements to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events.

Copies of our Canadian public filings are available through SEDAR at www.sedar.com. Our U.S. public filings are available through www.tescocorp.com and on EDGAR at www.sec.gov.

Please see Part I, Item 1A—"Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report on Form 10-K") and Part II, Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding our exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business or the extent to which any factor or combination of risk factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets
Cash and cash equivalents	$83,143	$91,489
Accounts receivable trade, net of allowance for doubtful accounts of $8,923 and $9,134 as of March 31, 2017 and December 31, 2016, respectively	39,694	33,320
Inventories, net	73,592	76,226
Income taxes recoverable	5,060	4,906
Prepaid and other current assets	12,575	15,034
Total current assets	214,064	220,975
Property, plant and equipment, net	115,429	120,743
Intangible and other assets, net	2,415	2,561
Total assets	$331,908	$344,279
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,923	$13,492
Deferred revenue	3,657	4,369
Income taxes payable	3,091	2,120
Accrued payroll and benefits	6,768	6,293
Accrued taxes other than income taxes	3,443	4,301
Other current liabilities	3,015	2,135
Total current liabilities	32,897	32,710
Deferred income taxes	371	406
Other liabilities	1,504	1,580
Total liabilities	34,772	34,696
Commitments and contingencies
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 46,722 and 46,688 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	266,187	264,940
Retained earnings (deficit)	(4,552)	9,142
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	297,136	309,583
Total liabilities and shareholders’ equity	$331,908	$344,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended March 31,
	2017	2016
Revenue
Products	$15,180	$10,105
Services	21,565	25,348
Total revenue	36,745	35,453
Operating expenses
Cost of sales and services
Products	15,202	13,841
Services	27,283	33,018
	42,485	46,859
Selling, general and administrative	6,336	6,264
Long-lived asset impairments	—	35,514
Research and engineering	809	1,573
Total operating expenses	49,630	90,210
Operating loss	(12,885)	(54,757)
Other expense (income)
Interest expense	78	463
Interest income	(44)	(82)
Foreign exchange loss (gain)	(148)	1,168
Other expense (income)	(123)	10
Total other expense (income)	(237)	1,559
Loss before income taxes	(12,648)	(56,316)
Income tax provision	1,046	523
Net loss	$(13,694)	$(56,839)
Loss per share:
Basic	$(0.29)	$(1.45)
Diluted	$(0.29)	$(1.45)
Weighted average number of shares:
Basic	46,705	39,261
Diluted	46,705	39,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(13,694)	$(56,839)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,001	7,959
Stock compensation expense	1,247	1,142
Bad debt expense (recovery)	(120)	463
Deferred income taxes	(35)	—
Amortization of financial items	—	248
Gain on sale of operating assets	(710)	(298)
Long-lived asset impairments	—	35,514
Changes in the fair value of contingent earn-out obligations	—	(74)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(6,042)	15,325
Inventories, net	2,634	2,150
Prepaid and other current assets	1,660	2,267
Accounts payable and accrued liabilities	(893)	(5,864)
Income taxes payable	784	155
Other non-current assets and liabilities, net	335	(32)
Net cash provided by (used in) operating activities	(8,833)	2,116
Investing Activities
Additions to property, plant and equipment	(725)	(838)
Proceeds on sale of operating assets	413	1,057
Other, net	—	50
Net cash provided by (used in) investing activities	(312)	269
Financing Activities
Changes in restricted cash	799	—
Net cash provided by financing activities	799	—
Change in cash and cash equivalents	(8,346)	2,385
Cash and cash equivalents, beginning of period	91,489	51,507
Cash and cash equivalents, end of period	$83,143	$53,892
Supplemental cash flow information
Cash payments for interest	$—	$118
Cash payments for income taxes, net of refunds	182	485
Property, plant and equipment accrued in accounts payable	1,289	611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings (deficit)	Accumulated other comprehensive income	Total
For the three months ended March 31, 2017
Balances at December 31, 2016	46,688	$264,940	$9,142	$35,501	$309,583
Net loss	—	—	(13,694)	—	(13,694)
Stock compensation related activity	34	1,247	—	—	1,247
Balances at March 31, 2017	46,722	$266,187	$(4,552)	$35,501	$297,136

For the three months ended March 31, 2016
Balances at December 31, 2015	39,218	$212,383	$127,070	$35,501	$374,954
Net loss	—	—	(56,839)	—	(56,839)
Stock compensation related activity	54	1,142	—	—	1,142
Balances at March 31, 2016	39,272	$213,525	$70,231	$35,501	$319,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Nature of Operations and Basis of Preparation

Nature of operations

Tesco Corporation is a global leader in the design, assembly, and service delivery of technology-based solutions for the upstream energy industry. The Company seeks to improve the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for, and producing, oil and natural gas. Product and service offerings consist mainly of equipment sales and services to major oil and natural gas service companies and exploration and production ("E&P") operating companies throughout the world.

Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. All references to $ are to U.S. dollars.

Note 2—Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to our accounting policies as described in the notes to our audited consolidated financial statements included in our 2016 Annual Report on Form 10-K.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. It will require recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The update will be effective January 1, 2019. Although early adoption is permitted, we will adopt the standard effective January 1, 2019.

Lessees and lessors are required to adopt Topic 842 using a modified retrospective approach for all leases existing at or commencing after the date of initial application with an option to use certain practical expedients. We have the necessary resources dedicated to the evaluation and adoption of the new standard, and we are currently assessing the impact the standard may have on business processes, systems, and consolidated financial statements and related disclosures of the Company.

Note 3—Inventories

At March 31, 2017 and December 31, 2016, inventories, net of reserves for excess and obsolete inventories of $8.8 million and $9.1 million, respectively, by major classification were as follows (in thousands).

	March 31, 2017	December 31, 2016
Raw materials and component parts	$65,596	$66,731
Work in progress	2,452	3,420
Finished goods	5,544	6,075
	$73,592	$76,226

Note 4—Prepaid and other current assets

At March 31, 2017 and December 31, 2016, prepaid and other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid taxes other than income	$2,127	$2,036
Prepaid insurance	934	1,180
Other prepaid expenses	2,710	3,118
Deposits	2,420	3,063
Restricted cash	2,694	3,493
Non-trade receivables	139	325
Deferred job costs	1,551	1,819
	$12,575	$15,034

Note 5—Property, Plant and Equipment

At March 31, 2017 and December 31, 2016, property, plant and equipment by major classification were as follows (in thousands):

	March 31, 2017	December 31, 2016
Land, buildings and leaseholds	$27,920	$27,499
Drilling equipment	264,827	264,388
Manufacturing equipment	13,270	13,188
Office equipment and other	28,514	28,452
Capital work in progress	1,239	3,887
	335,770	337,414
Less: Accumulated depreciation	(220,341)	(216,671)
	$115,429	$120,743

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales and services	$5,891	$7,666
Selling, general and administrative expense	110	293
	$6,001	$7,959

Sale of Operating Assets

When pipe handling products that we manufacture are used in our rental fleet and subsequently sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Products segment. When CDSTM products that we manufacture are used in our rental fleet and subsequently sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within CDS, parts and accessories of our Tubular Services segment. During the three months ended March 31, 2017 and 2016, one and three used top drives were sold from our rental fleet.

Note 6—Warranties

Changes in our warranty reserves during the three months ended March 31, 2017 were as follows (in thousands):

March 31, 2017
Balance as of December 31, 2016	$474
Provisions	53
Expirations	(55)
Claims	(45)
Balance as of March 31, 2017	$427

Note 7—Earnings per Share and Shareholders' Equity

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended March 31,
	2017	2016
Basic weighted average number of shares outstanding	46,705	39,261
Dilutive effect of stock-based compensation	—	—
Diluted weighted average number of shares outstanding	46,705	39,261
Anti-dilutive options excluded from calculation due to exercise prices	—	—

There were approximately 458,000 and 116,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three months ended March 31, 2017 and March 31, 2016. The inclusion of the shares would be anti-dilutive.

Note 8—Income Taxes

We are an Alberta, Canada corporation. We conduct business and are taxed on profits earned in certain jurisdictions around the world. Income taxes have been provided for based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Current tax provision	$1,081	$523
Deferred tax provision	(35)	—
Income tax provision	$1,046	$523

Our effective tax rate, which is income tax expense as a percentage of pretax earnings, was an 8% expense for the three months ended March 31, 2017 compared to a 1% expense for the same period in 2016. The current income tax expense for the three months ended March 31, 2017 was primarily due to certain tax jurisdictions where we remain profitable.

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

Note 9—Commitments and Contingencies

Legal contingencies

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of the proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. There can be no assurance as to the eventual outcome or the amount of loss we may suffer as a result of these proceedings.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment into international countries and to secure our performance on certain contracts. As of March 31, 2017 and December 31, 2016, our total exposure under outstanding letters of credit was $2.7 million. Of this amount, $2.0 million and $2.5 million were secured by restricted cash on deposit at March 31, 2017 and December 31, 2016, respectively.

Note 10—Segment Information

Business Segments

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended March 31, 2017
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$20,088	$16,657	$—	$—	$36,745
Depreciation and amortization	816	4,670	—	515	6,001
Operating loss	(884)	(5,698)	(809)	(5,494)	(12,885)
Other expense					(237)
Loss before income taxes					$(12,648)

	Three Months Ended March 31, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$16,574	$18,879	$—	$—	$35,453
Depreciation and amortization	1,339	5,826	2	792	7,959
Operating loss	(39,223)	(6,021)	(1,573)	(7,940)	(54,757)
Other expense					1,559
Loss before income taxes					$(56,316)

Other Charges

As a result of the uncertain prospects for the oilfield services and equipment sector and the impact on our business outlook, we continued certain cost rationalization efforts that were initiated during 2015. Consequently, we recorded a charge in continuing operations related to headcount reductions and office closures. The following table presents these charges and the related income statement classification to which the charges are included for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$111	$—	$671	$—	Cost of sales and services - Products
Tubular Services	261	74	784	616	Cost of sales and services - Services
Corporate & Other	31	—	—	125	Selling, general and administrative
	$403	$74	$1,455	$741

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs. For equipment sales, this will be the geographical region in which the product is initially deployed. Our revenue by geographic area for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$13,502	$14,282
Europe, Africa and Middle East	6,062	6,053
Asia Pacific	1,283	2,982
Russia	10,689	4,178
Latin America (includes Mexico)	3,703	6,876
Canada	1,506	1,082
	$36,745	$35,453

The physical location of our net property, plant and equipment by geographic area as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$6,791	$30,165	$6,291	$43,247
Europe, Africa and Middle East	6,150	9,673	2,276	18,099
Asia Pacific	3,378	8,505	438	12,321
Russia	10,506	1,711	5	12,222
Latin America (includes Mexico)	19,019	1,560	682	21,261
Canada	740	804	6,735	8,279
	$46,584	$52,418	$16,427	$115,429

	December 31, 2016
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$6,959	$32,227	$9,232	$48,418
Europe, Africa and Middle East	6,263	10,355	2,308	18,926
Asia Pacific	3,417	9,315	478	13,210
Russia	10,956	954	7	11,917
Latin America (includes Mexico)	19,579	2,428	209	22,216
Canada	324	1,020	4,712	6,056
	$47,498	$56,299	$16,946	$120,743

Major customers and credit risk

Our accounts receivable are principally with major international and national oil and natural gas service and E&P companies and are subject to normal industry credit risks. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities. Bad debt expense is included in selling, general and administrative expense in our consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Please see "Caution Regarding Forward-Looking Information" above and "Risk Factors" in Part II, Item 1A below and in our 2016 Annual Report on Form 10-K, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our revenues and operating results are directly related to the level of worldwide oil and gas drilling and production activities and the profitability and cash flows of E&P companies and drilling contractors, which are affected by current and anticipated oil and gas prices.

Unless indicated otherwise, results of operations data are presented in accordance with U.S. GAAP.

Our Segments

Our operating structure is the basis for our internal and external financial reporting. As of March 31, 2017, our operating structure included the following business segments: (i) Products – top drives and automated pipe handling equipment sales, rentals and aftermarket sales and services, (ii) Tubular Services – onshore and offshore tubular services and sales of related products and accessories, (iii) Research & Engineering – internal research and development activities related to our proprietary tubular services and products development, and (iv) Corporate and Other – including executive management and several global support and compliance functions.

Business Environment

Our revenue is heavily dependent on the level of drilling activity of E&P companies. The willingness of E&P companies to spend capital on drilling activities is primarily affected by the current and anticipated prices of crude oil and natural gas, which is driven by such factors as the level of worldwide oil and gas reserves inventory, civil unrest and conflicts in oil producing countries, oil sanctions, and global economics, among other things. When drilling rigs are active they consume products and services produced by the oilfield services companies like ours. Accordingly, rig count and well count are important business barometers for the drilling industry and its suppliers, as they may reflect the relative strength and stability of energy prices and overall market activity. However, these counts should not be solely relied on as an indicator of the economic condition of our industry, as other specific and pervasive conditions may exist that affect overall energy prices and market activity.

Below is a table that shows the average rig count by region for the three months ended March 31, 2017 and 2016:

	Three Months Average Rig Count(1)
	March 31,
	2017	2016
United States	739	555
Canada	299	164
Latin America (includes Mexico)	180	233
Asia Pacific (excludes China onshore)	197	186
Middle East (excludes Iran, Iraq and Syria)	383	403
Africa (excludes Sudan)	79	91
Europe (excludes Russia)	100	104
Total	1,977	1,736
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

Outlook

After nine consecutive quarters of activity decline in our industry, the business environment showed signs of stabilization in the fourth quarter of 2016 and the first quarter of 2017. WTI and Brent crude oil prices have recently steadied around $50/bbl, but volatility could return at any time, as evidenced by recent downward commodity price movements. North American rig count continues to improve, with an approximately 35% increase since the fourth quarter 2016; however, international and offshore rig counts remain stagnant.

The global outlook remains mixed, and we remain cautious. Accordingly, we have maintained many of the austerity measures introduced at the onset of the decline, while we begin to realize benefits from our overhead and support structure optimization efforts. Although our core business is modestly recovering and the strong initiatives undertaken are contributing, we will continue to face significant challenges as the new market forms.

As we transition to the new market, we remain highly focused on returning to a quarterly breakeven EBITDA run rate while minimizing cash usage over the next several quarters. The key driver to this in the short term are growth in CDS land Evolution adoption and market share; acceleration of new and used CDS equipment and accessories sales; continued gain in offshore tubular services market share in our established markets; and acceleration of all AMSS offerings as rigs reactivate.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Segment revenue
Products revenue
Product sales	$5,946	$4,202
Rental services	5,289	6,572
Aftermarket sales and services	8,853	5,800
	20,088	16,574
Tubular Services revenue
Land	$10,335	$10,794
Offshore	4,219	7,421
CDS, Parts & Accessories	2,103	664
	16,657	18,879

Revenue	$36,745	$35,453

Segment operating loss
Products	$(884)	$(39,223)
Tubular Services	(5,698)	(6,021)
Research and Engineering	(809)	(1,573)
Corporate and Other	(5,494)	(7,940)
Operating loss	$(12,885)	$(54,757)

Products Segment

Demand for our top drives and pipe handling products, rental services, and aftermarket sales and service depends primarily upon the level of drilling activity and capital spending of drilling contractors and E&P companies. Revenues from our Products segment are generated through top drive and automated pipe handling new and used equipment sales, rentals, and field and in-house aftermarket sales and service. Our rental fleet of top drive and pipe handling equipment is highly mobile, where we install the units on the customers' rig sites and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating. When we sell proprietary used equipment from our rental fleet we record revenue and cost of sales. Aftermarket sales and service consists of part sales and in-house shop and callout field services. We provide these services for top drives and automated pipe handling equipment we manufacture and for selected models of our competitors.

Q1 2017 as compared with Q1 2016

Product sales
Revenue increased by $1.7 million, or 42%, for the three months ended March 31, 2017 as compared to 2016 primarily due to increased demand resulting from increased rig count and crude oil prices. Decreased sales in the United States were more than offset by strong sales in Russia. In the three months ended March 31, 2017, we sold a total of six top drives, of which five were new and one was used and subsequently sold from our rental fleet. In the same period in 2016, we sold a total of six top drives, of which three were new and three were used and subsequently sold from our rental fleet.

Rental Services
Revenues decreased by $1.3 million, or 20%, for the three months ended March 31, 2017 as compared to 2016 primarily due to the depressed market demand within the industry. At March 31, 2017 utilization was 14% due to fewer operating days and fewer contracted units. Decreased sales in Latin America were partially offset by strong sales in Russia.

Aftermarket Sales and Services
Revenues increased by $3.1 million, or 53%, for the three months ended March 31, 2017 as compared to 2016 primarily due to increased demand for parts and services in Russia and the United States.

Operating Loss
Products operating loss decreased by $38.3 million, or 98%, for the three months ended March 31, 2017 as compared to 2016 primarily due to $33.6 million in impairment of long-lived assets during the three months ended March 31, 2016. Increases in revenue and reductions in operating expenses derived from our restructuring and cost rationalization efforts generated a $4.7 million improvement. Reductions in workforce and offices closures resulted in charges of $0.1 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

Tubular Services Segment

We generate revenues in our Tubular Services segment through a suite of proprietary service offerings and conventional casing and tubing running services for both onshore and offshore markets, typically contracted on a callout basis; and sales of our proprietary CDS and accessories. Our services include personnel and equipment, including the CDS, power tongs, pick up/lay-down units, torque monitoring, specialist cementing heads and hammering services for new well construction, completion, and workover or re-entry operations.

Q1 2017 as compared with Q1 2016

Land
Revenues decreased by $0.5 million, or 4%, for the three months ended March 31, 2017 as compared to 2016 primarily due to decreased activity and demand in North America.

Offshore
Revenues decreased by $3.2 million, or 43%, for the three months ended March 31, 2017 as compared to 2016 primarily due to a decrease in the number of operating rigs within the United States and Indonesia during the first quarter of 2017.

CDS, Parts, & Accessories
Revenues increased by $1.4 million, for the three months ended March 31, 2017 as compared to 2016 primarily due to increased CDS equipment and part sales due to growing market acceptance of these tools for international operations. During the three months ended March 31, 2017, we had $0.4 million of sales for CDS equipment sales, compared to $0.1 million of sales during the same period in 2016.

Operating Loss
Tubular Services operating loss decreased by $0.3 million, or 5%, for the three months ended March 31, 2017 as compared to 2016 primarily due to the aforementioned declines in revenue offset by cost reductions achieved through cost rationalization efforts undertaken. Reductions in workforce and offices closures resulted in charges of $0.3 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

Q1 2017 as compared with Q1 2016

In line with the industry downturn, operating expenses decreased by $0.8 million, or 49%, during the three months ended March 31, 2017 as compared to 2016 primarily due to a decrease in spending related to targeted cost rationalization efforts.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses, and certain selling and marketing expenses. Corporate and other expenses as a percent of revenues decreased to 15% from 22% for the three months ended March 31, 2017 and 2016, respectively.

Q1 2017 as compared with Q1 2016

Operating expenses decreased by $2.4 million, or 31%, during the three months ended March 31, 2017 as compared to 2016 primarily due to cost saving measures implemented in 2016 and 2015. The benefits of these cost saving measures are visible primarily in personnel cost and various austerity measures.

Other Expense (Income)

Q1 2017 as compared with Q1 2016

Interest Expense
Interest expense decreased by $0.4 million during the three months ended March 31, 2017 as compared to 2016.

Foreign Exchange Loss (Gain)
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange was a gain of $0.1 million and a loss of $1.2 million for the three months ended March 31, 2017 and 2016, respectively. The change was primarily due to losses relating to exchange rate changes and reductions in net monetary assets subject to revaluation in Argentina in the three months ended March 31, 2016.

Income Tax Provision
Income tax provision increased by $0.5 million for the three months ended March 31, 2017 as compared to the same period in 2016. Our effective tax rates were a 8% expense and a 1% expense for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from operations and available cash and cash equivalents. We had cash and cash equivalents of $83.1 million and $91.5 million at March 31, 2017 and December 31, 2016, respectively. We believe our current cash balance is adequate to conduct our business for at least the next 12 months.

Off-Balance Sheet Arrangements

In addition to the lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report on Form 10-K, as of March 31, 2017, our off-balance sheet arrangements included letters of credit as noted below.

Letters of Credit
We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment into international countries and to secure our performance on certain contracts. As of March 31, 2017 and December 31, 2016, our total exposure under outstanding letters of credit was $2.7 million. Of this amount, $2.0 million and $2.5 million were secured by restricted cash on deposit at March 31, 2017 and December 31, 2016, respectively.

Critical Accounting Estimates and Policies

Accounting policies are described in the notes to the audited consolidated financial statements and in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Annual Report on Form 10−K. The unaudited condensed consolidated financial statements were prepared in conformity with U.S. GAAP. Results of operations and financial condition, as reflected in the unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of the business and customers. While these issues require judgments that may be subjective, they are generally based on a significant amount of historical data and current market data. The most critical accounting policies are those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in the 2016 Annual Report on Form 10−K. During the three months ended March 31, 2017, there have been no material changes to the types of judgments, assumptions, and estimates upon which our critical accounting estimates are based.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" in the 2016 Annual Report on Form 10‑K for a detailed discussion of the risks affecting the Company. There have been no material changes to the market risks described in Part I, Item 7A —"Quantitative and Qualitative Disclosures About Market Risk" disclosed in the 2016 Annual Report on Form 10‑K.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures designed and maintained to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") are recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. As of March 31, 2017, the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer participated with management in evaluating the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). The Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that, as of March 31, 2017, disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. See Part I, Item 1, "Financial Statements, Note 9" of this Report for a summary of certain ongoing legal proceedings. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2016 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us. There have been no material changes to the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2016 Annual Report on Form 10-K.

 Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	May 9, 2017

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 9, 2017

	By:	/s/ THOMAS B SLOAN JR.
Thomas B Sloan Jr., Vice President and Corporate Controller (Principal Accounting Officer)
Date:	May 9, 2017

EXHIBIT INDEX

Exhibit No.	Description

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

3.3*+
Separation and Release Agreement dated January 31, 2017 between Tesco Corporation (US) and Michael E. Irausquin (incorporated by reference to Exhibit 10.1 to Tesco Corporation's Current Report on Form 8-K filed with the SEC on January 31, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

32#
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation and Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
__________________________________

*	Incorporated by reference

#	Furnished herewith

+	Management contract or compensatory plan or arrangement