Form 10-Q
period 2017-06-30
TESCO CORP
filed 2017-08-08
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of common shares outstanding as of July 31, 2017:  46,754,956

In this Report, the terms "Tesco Corporation", "TESCO", "we", "us", "our", "ours", or "the Company" refers to Tesco Corporation and all of our subsidiaries.

Caution Regarding Forward-Looking Information

This report for the quarter ended June 30, 2017 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate", "believe", "expect", "plan", "intend", "forecast", "target", "project", "may", "will", "should", "could", "estimate", "predict", or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets
Cash and cash equivalents	$72,489	$91,489
Accounts receivable trade, net of allowance for doubtful accounts of $8,116 and $9,134 as of June 30, 2017 and December 31, 2016, respectively	43,619	33,320
Inventories, net	74,846	76,226
Income taxes recoverable	5,581	4,906
Prepaid and other current assets	14,010	15,034
Total current assets	210,545	220,975
Property, plant and equipment, net	111,277	120,743
Intangible and other assets, net	2,620	2,561
Total assets	$324,442	$344,279
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$17,213	$13,492
Deferred revenue	3,756	4,369
Income taxes payable	2,427	2,120
Accrued payroll and benefits	5,768	6,293
Accrued taxes other than income taxes	3,142	4,301
Other current liabilities	3,632	2,135
Total current liabilities	35,938	32,710
Deferred income taxes	326	406
Other liabilities	1,740	1,580
Total liabilities	38,004	34,696
Commitments and contingencies
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 46,755 and 46,688 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	267,595	264,940
Retained earnings (deficit)	(16,658)	9,142
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	286,438	309,583
Total liabilities and shareholders’ equity	$324,442	$344,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Products	$15,055	$15,339	$30,235	$25,444
Services	25,087	18,247	46,652	43,595
Total revenue	40,142	33,586	76,887	69,039
Operating expenses
Cost of sales and services
Products	14,767	16,202	29,969	30,103
Services	30,078	27,462	57,361	60,420
	44,845	43,664	87,330	90,523
Selling, general and administrative	6,018	7,702	12,354	13,966
Long-lived asset impairments	—	—	—	35,514
Research and engineering	804	1,437	1,613	3,010
Total operating expenses	51,667	52,803	101,297	143,013
Operating loss	(11,525)	(19,217)	(24,410)	(73,974)
Other expense (income)
Interest expense	44	191	122	654
Interest income	(60)	(347)	(104)	(429)
Foreign exchange loss	461	17	313	1,185
Other expense (income)	(203)	17	(326)	27
Total other expense (income)	242	(122)	5	1,437
Loss before income taxes	(11,767)	(19,095)	(24,415)	(75,411)
Income tax provision (benefit)	339	(224)	1,385	299
Net loss	$(12,106)	$(18,871)	$(25,800)	$(75,710)
Loss per share:
Basic	$(0.26)	$(0.47)	$(0.55)	$(1.90)
Diluted	$(0.26)	$(0.47)	$(0.55)	$(1.90)
Weighted average number of shares:
Basic	46,738	40,426	46,722	39,844
Diluted	46,738	40,426	46,722	39,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(25,800)	$(75,710)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,825	15,174
Stock compensation expense	2,655	2,076
Bad debt expense (recovery)	(873)	566
Deferred income taxes	(81)	(273)
Amortization of financial items	—	284
Gain on sale of operating assets	(1,197)	(414)
Long-lived asset impairments	—	35,514
Changes in the fair value of contingent earn-out obligations	—	(74)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(9,180)	24,647
Inventories, net	1,379	6,738
Prepaid and other current assets	290	4,255
Accounts payable and accrued liabilities	1,002	(14,753)
Income taxes payable	(146)	885
Other non-current assets and liabilities, net	(243)	(197)
Net cash used in operating activities	(20,369)	(1,282)
Investing Activities
Additions to property, plant, equipment and intangibles	(1,521)	(1,977)
Proceeds on sale of operating assets	2,155	2,546
Other, net	—	(1)
Net cash provided by investing activities	634	568
Financing Activities
Proceeds from stock issuance	—	47,040
Stock issuance costs	—	(364)
Changes in restricted cash	735	—
Net cash provided by financing activities	735	46,676
Change in cash and cash equivalents	(19,000)	45,962
Cash and cash equivalents, beginning of period	91,489	51,507
Cash and cash equivalents, end of period	$72,489	$97,469
Supplemental cash flow information
Cash payments for interest	$—	$225
Cash payments for income taxes, net of refunds	1,346	862
Property, plant and equipment accrued in accounts payable	777	1,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings (deficit)	Accumulated other comprehensive income	Total
For the six months ended June 30, 2017
Balances at December 31, 2016	46,688	$264,940	$9,142	$35,501	$309,583
Net loss	—	—	(25,800)	—	(25,800)
Stock compensation related activity	67	2,655	—	—	2,655
Balances at June 30, 2017	46,755	$267,595	$(16,658)	$35,501	$286,438

For the six months ended June 30, 2016
Balances at December 31, 2015	39,218	$212,383	$127,070	$35,501	$374,954
Net loss	—	—	(75,710)	—	(75,710)
Stock issuance, net of issue costs	7,000	46,676	—	—	46,676
Stock compensation related activity	55	2,076	—	—	2,076
Balances at June 30, 2016	46,273	$261,135	$51,360	$35,501	$347,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1—Nature of Operations and Basis of Preparation

Nature of Operations

Tesco Corporation is a global leader in the design, assembly, and service delivery of technology-based solutions for the upstream energy industry. The Company seeks to improve the way wells are drilled by delivering safer and more efficient solutions that add value by reducing the costs of drilling for, and producing, oil and natural gas. Product and service offerings consist mainly of equipment sales and services to oilfield service companies ("OFS") and exploration and production ("E&P") operating companies throughout the world.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update will be effective January 1, 2018. Early adoption is permitted on January 1, 2017. We will adopt the standard as of January 1, 2018. The standard provides for adoption retrospectively for each period presented (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial adoption (modified retrospective). We plan to apply the modified retrospective approach.

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

Note 3—Inventories, net

At June 30, 2017 and December 31, 2016, inventories, net of reserves for excess and obsolete inventories of $1.7 million and $9.1 million, respectively, by major classification were as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials and component parts	$66,371	$66,731
Work in progress	2,272	3,420
Finished goods	6,203	6,075
	$74,846	$76,226

The decrease in the reserves is due to the application of $5.2 million reserves directly to specific inventory items and $2.2 million of disposals.
Note 4—Prepaid and Other Current Assets

At June 30, 2017 and December 31, 2016, prepaid and other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid taxes other than income	$2,391	$2,036
Prepaid insurance	638	1,180
Other prepaid expenses	3,397	3,118
Deposits	3,739	3,063
Restricted cash	2,758	3,493
Non-trade receivables	78	325
Deferred job costs	1,009	1,819
	$14,010	$15,034

Note 5—Property, Plant and Equipment

At June 30, 2017 and December 31, 2016, property, plant and equipment by major classification were as follows (in thousands):

	June 30, 2017	December 31, 2016
Land, buildings and leaseholds	$27,900	$27,499
Drilling equipment	264,530	264,388
Manufacturing equipment	12,395	13,188
Office equipment and other	28,446	28,452
Capital work in progress	2,504	3,887
	335,775	337,414
Less: Accumulated depreciation	(224,498)	(216,671)
	$111,277	$120,743

For the six months ended June 30, 2017 and the year ended December 31, 2016, $1.5 million and $1.6 million, respectively, were capitalized into fixed assets from inventory, and the related cash expenditures were reflected through operating cash flow.

Depreciation and amortization expense for the three and six months ended June 30, 2017 and 2016 are included on our unaudited condensed consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales and services	$5,719	$7,027	$11,610	$14,693
Selling, general and administrative expense	105	188	215	481
	$5,824	$7,215	$11,825	$15,174

During the second quarter of 2017, we reevaluated the remaining useful life of our CDSTM assets in the Tubular Services segment and determined these assets had a remaining life of 7 years. This change is effective June 1, 2017, and will be accounted for prospectively.

Sale of Operating Assets

When pipe handling products that we manufacture are used in our rental fleet and subsequently sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Products segment. When CDSTM products that we manufacture are used in our rental fleet and subsequently sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within CDS, parts and accessories of our Tubular Services segment. During the three and six months ended June 30, 2017 three and four used top drives were sold from our rental fleet. During the three and six months ended June 30, 2016, three and six used top drives were sold from our rental fleet.

Note 6—Warranties

Changes in our warranty reserves during the six months ended June 30, 2017 were as follows (in thousands):

Six Months Ended June 30, 2017
Balance as of December 31, 2016	$474
Provisions	87
Expirations	(88)
Claims	(124)
Balance as of June 30, 2017	$349

Note 7—Earnings per Share and Shareholders' Equity

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average number of shares outstanding	46,738	40,426	46,722	39,844
Dilutive effect of stock-based compensation	—	—	—	—
Diluted weighted average number of shares outstanding	46,738	40,426	46,722	39,844
Anti-dilutive options excluded from calculation due to exercise prices	—	—	—	—

There were approximately 438,000 and 448,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three and six months ended June 30, 2017. There were approximately 322,000 and 346,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three and six months ended June 30, 2016. The inclusion of the shares would be anti-dilutive.

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

Our income tax provision for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current tax provision	$385	$49	$1,466	$572
Deferred tax provision (benefit)	(46)	(273)	(81)	(273)
Income tax provision (benefit)	$339	$(224)	$1,385	$299

Our effective tax rate, which is income tax expense as a percentage of loss before income taxes, was an expense of 3% and 6% for the three and six months ended June 30, 2017, respectively, compared to a 1% benefit and 0% for the same periods in 2016. The current income tax expense for the three and six months ended June 30, 2017 was due to certain tax jurisdictions where we remain profitable.

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

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment into international countries and to secure our performance on certain contracts. As of June 30, 2017 and December 31, 2016, our total exposure under outstanding letters of credit was $2.3 million and $2.7 million, respectively. Of this amount, $2.0 million and $2.5 million were secured by restricted cash on deposit at June 30, 2017 and December 31, 2016, respectively.

Note 10—Segment Information

Business Segments

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended June 30, 2017
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$19,487	$20,655	$—	$—	$40,142
Depreciation and amortization	869	4,457	—	498	5,824
Operating loss	(397)	(4,530)	(804)	(5,794)	(11,525)
Other expense					242
Loss before income taxes					$(11,767)

	Three Months Ended June 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$20,591	$12,995	$—	$—	$33,586
Depreciation and amortization	1,115	5,497	—	603	7,215
Operating loss	(2,656)	(9,331)	(1,437)	(5,793)	(19,217)
Other income					(122)
Loss before income taxes					$(19,095)

	Six Months Ended June 30, 2017
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$39,574	$37,313	$—	$—	$76,887
Depreciation and amortization	1,685	9,127	—	1,013	11,825
Operating loss	(1,281)	(10,228)	(1,613)	(11,288)	(24,410)
Other expense					5
Loss before income taxes					$(24,415)

	Six Months Ended June 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$37,165	$31,874	$—	$—	$69,039
Depreciation and amortization	2,467	11,320	2	1,385	15,174
Operating loss	(41,893)	(15,348)	(3,010)	(13,723)	(73,974)
Other expense					1,437
Loss before income taxes					$(75,411)

Other Charges

As a result of the uncertain prospects for the oilfield services and equipment sector and the impact on our business outlook, we continued certain cost rationalization efforts that were initiated during 2015. Consequently, we recorded a charge in continuing operations related to headcount reductions and office closures. The following table presents these charges and the related income statement classification to which the charges are included for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$79	$71	$190	$71	Cost of sales and services - Products
Tubular Services	(8)	99	253	173	Cost of sales and services - Services
Corporate & Other	(68)	—	(37)	—	Selling, general and administrative
	$3	$170	$406	$244

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$741	$25	$1,412	$25	Cost of sales and services - Products
Tubular Services	738	106	1,522	722	Cost of sales and services - Services
Corporate & Other	90	6	90	131	Selling, general and administrative
	$1,569	$137	$3,024	$878

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs. For equipment sales, this will be the geographical region in which the product is initially deployed. Our revenue by geographic area for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$15,956	$10,652	$29,458	$24,934
Europe, Africa and Middle East	7,802	10,319	13,864	16,372
Asia Pacific	2,024	2,975	3,306	5,957
Russia	6,789	3,448	17,478	7,626
Latin America	4,550	4,739	8,253	11,615
Canada	3,021	1,453	4,528	2,535
	$40,142	$33,586	$76,887	$69,039

The location of our net property, plant and equipment by geographic area as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$5,933	$29,234	$7,979	$43,146
Europe, Africa and Middle East	6,144	9,533	2,244	17,921
Asia Pacific	3,341	7,079	388	10,808
Russia	11,369	1,164	4	12,537
Latin America	18,939	1,134	646	20,719
Canada	739	833	4,574	6,146
	$46,465	$48,977	$15,835	$111,277

	December 31, 2016
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$6,959	$32,227	$9,232	$48,418
Europe, Africa and Middle East	6,263	10,355	2,308	18,926
Asia Pacific	3,417	9,315	478	13,210
Russia	10,956	954	7	11,917
Latin America	19,579	2,428	209	22,216
Canada	324	1,020	4,712	6,056
	$47,498	$56,299	$16,946	$120,743

Major Customers and Credit Risk

Our accounts receivable are principally with major international and OFS and E&P companies and are subject to normal industry credit risks. We perform ongoing credit evaluations of customers and grant credit based upon past payment history, financial condition and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based upon but not limited to specific situations and overall industry conditions. Many of our customers are located in international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect those accounts receivable. The main factors in determining the allowance needed for accounts receivable are customer bankruptcies, delinquency and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding and risks of economic, political and civil instabilities. Bad debt expense is included in selling, general and administrative expense in our consolidated statements of income.

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

Our Segments

Our operating structure is the basis for our internal and external financial reporting. As of June 30, 2017, our operating structure included the following business segments: (i) Products – top drives and automated pipe handling equipment sales, rentals and aftermarket sales and services, (ii) Tubular Services – onshore and offshore tubular services and sales of related products and accessories, (iii) Research & Engineering – internal research and development activities related to our proprietary tubular services and products development, and (iv) Corporate and Other – including executive management and several global support and compliance functions.

Business Environment

Our revenue is heavily dependent on the level of drilling activity of E&P companies. The willingness of E&P companies to spend capital on drilling activities is primarily affected by the current and anticipated prices of crude oil and natural gas, which is driven by such factors as the level of worldwide oil and gas reserves, civil unrest and conflicts in oil producing countries, economic sanctions, and global economics, among other things. When drilling rigs are active they consume products and services produced by OFS companies like ours. Accordingly, rig count and well count are important business indicators for the drilling industry and its suppliers, as they may reflect the relative strength and stability of energy prices and overall market activity. However, these counts should not be solely relied on as an indicator of the economic condition of our industry, as other specific and pervasive conditions may exist that affect overall energy prices and market activity.

Below is a table that shows the average rig count by region for the three and six months ended June 30, 2017 and 2016:

	Three Months Average Rig Count(1)		Six Months Average Rig Count(1)
	June 30,		June 30,
	2017	2016	2017	2016
United States	892	421	816	488
Canada	114	49	207	106
Latin America	188	190	184	211
Asia Pacific	199	184	198	185
Middle East	392	388	388	395
Africa	86	89	83	90
Europe	92	92	96	98
Total	1,963	1,413	1,972	1,573
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

Outlook

After nine consecutive quarters of activity decline in our industry, the business environment showed signs of stabilization in the fourth quarter of 2016 and the first quarter of 2017. In the second quarter of 2017, we once again experienced volatility for WTI and Brent crude oil prices as the two commodities declined to low-$40/bbl after being relatively stable around $50/bbl for several months and even crossing $53/bbl for several days. Today WTI and Brent crude oil prices are back hovering around $50/bbl but volatility risk will persist. While WTI and Brent crude oil prices experienced volatility in the second quarter of 2017, U.S. rig count continued to improve, with an approximately 21% increase in the second quarter of 2017 as compared to the first quarter of 2017. Canadian rig count declined sequentially by approximately 62% due to its seasonal break-up but is expected to increase in the second half of 2017. International and offshore rig counts remain stagnant.

The global outlook continues to remain mixed, and we remain cautious but optimistic. While there is some market speculation that the U.S. rig count could decline in the second half of 2017, we remain cautiously optimistic that it will stay flattish, especially in the $50/bbl oil environment. So far, we have seen no strong evidence of any significant activity decline by our customers. In addition, and encouragingly, we have seen signs of upcoming activity improvements in certain international markets in both land and offshore.

However, many industry experts continue to predict a prolonged downturn. Accordingly, we have maintained many of the austerity measures introduced at the onset of the decline, while we begin to realize benefits from our overhead and support structure optimization efforts. Although our core business is modestly recovering and the strong initiatives undertaken are contributing, we will continue to face significant challenges as the new market forms.

As we transition to the new market, we remain highly focused on returning to a quarterly breakeven EBITDA run rate while minimizing cash usage over the next several quarters. The key drivers to this in the short term are growth in CDS land Evolution adoption and market share; acceleration of new and used CDS equipment and accessories revenues; continued gain in offshore tubular services market share in our established markets; and acceleration of all aftermarket sales and services offerings as rigs reactivate.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment revenue
Products revenue
Product sales	$5,328	$8,381	$11,274	$12,583
Rental services	5,658	5,887	10,946	12,459
Aftermarket sales and services	8,501	6,323	17,354	12,123
	19,487	20,591	39,574	37,165
Tubular Services revenue
Land	$12,253	$7,778	$22,588	$18,571
Offshore	4,520	4,364	8,740	11,785
CDS, Parts & Accessories	3,882	853	5,985	1,518
	20,655	12,995	37,313	31,874

Revenue	$40,142	$33,586	$76,887	$69,039

Segment operating loss
Products	$(397)	$(2,656)	$(1,281)	$(41,893)
Tubular Services	(4,530)	(9,331)	(10,228)	(15,348)
Research and Engineering	(804)	(1,437)	(1,613)	(3,010)
Corporate and Other	(5,794)	(5,793)	(11,288)	(13,723)
Operating loss	$(11,525)	$(19,217)	$(24,410)	$(73,974)

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

Q2 2017 as compared to Q2 2016

Product sales
Revenue decreased by $3.1 million, or 36%, for the three months ended June 30, 2017 as compared to 2016 primarily due to a reduction in revenues driven by an offshore pipe handling system sold in the second quarter of 2016. In the three months ended June 30, 2017, we sold a total of seven top drives, of which four were new and three were used and subsequently sold from our rental fleet. In the same period in 2016, we sold a total of eight top drives, of which five were new and three were used and subsequently sold from our rental fleet.

Rental Services
Revenues decreased by $0.2 million, or 4%, for the three months ended June 30, 2017 as compared to 2016. Decreased revenues in Latin America and United States were partially offset by increases in Russia and Saudi Arabia. At June 30, 2017, utilization was 15% due to low operating days and contracted units.
Aftermarket Sales and Services
Revenues increased by $2.2 million, or 34%, for the three months ended June 30, 2017 as compared to 2016 primarily due to increased demand for parts and services in North America and Russia, which included several top drive upgrades in 2017.

Operating Loss
Products operating loss decreased by $2.3 million, or 85%, for the three months ended June 30, 2017 as compared to 2016 primarily due to reductions in operating expenses derived from our restructuring and cost rationalization efforts. Reductions in workforce and office closures resulted in charges of $0.2 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively.

YTD 2017 as compared to YTD 2016

Product sales
Revenues decreased by $1.3 million, or 10%, for the six months ended June 30, 2017 as compared to 2016 primarily due to the aforementioned decrease from the offshore pipe handling system sold in 2016. In the six months ended June 30, 2017, we sold a total of 13 top drives, of which nine were new and four were used and subsequently sold from our rental fleet. In the same period in 2016, we sold a total of 14 top drives, of which eight were new and six were used and subsequently sold from our rental fleet.

Rental Services
Revenues decreased by $1.5 million, or 12%, for the six months ended June 30, 2017 as compared to 2016. Decreased revenues in Latin America and United States were partially offset by increases in Russia and Saudi Arabia.

Aftermarket Sales and Services
Revenues increased by $5.2 million, or 43%, for the six months ended June 30, 2017 as compared to 2016 primarily due to increased demand for parts and services in North America and Russia, which included several top drive upgrades in 2017.

Operating Loss
Products operating loss decreased by $40.6 million, or 97%, for the six months ended June 30, 2017 as compared to 2016 primarily due to the $33.6 million impairment of long-lived assets during the three months ended March 31, 2016, increases in aftermarket sales and services revenues and reductions in operating expenses derived from our restructuring and cost rationalization efforts. Reductions in workforce and office closures resulted in charges of $0.3 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.

Tubular Services Segment

We generate revenues in our Tubular Services segment through a suite of proprietary service offerings and conventional casing and tubular running services for both onshore and offshore markets, typically contracted on a callout basis, and sales of our proprietary CDS and accessories. Our services include personnel and equipment, including the CDS, power tongs, pick up/lay-down units and specialty cementing heads, as well as torque monitoring and hammering services for new well construction, completion, and workover or re-entry operations.

Q2 2017 as compared to Q2 2016

Land
Revenues increased by $4.5 million, or 58%, for the three months ended June 30, 2017 as compared to 2016 due to a $4.3 million increase in the United States, driven by an increase in rig count and activity.

Offshore
Revenues increased by $0.2 million, or 4%, for the three months ended June 30, 2017 as compared to 2016.

CDS, Parts, & Accessories
Revenues increased by $3.0 million, for the three months ended June 30, 2017 as compared to 2016 due to increased CDS equipment and part sales driven by growing market acceptance of these tools for international operations. During the three months ended June 30, 2017, CDS equipment revenues were $2.4 million, compared to $0.6 million during the same period in 2016. Demand for Tubular Services accessories sales, particularly in the United States, also significantly increased.

Operating Loss
Tubular Services operating loss decreased by $4.8 million, or 51%, for the three months ended June 30, 2017 as compared to 2016 primarily due to increased Land and CDS Parts & Accessories revenues and cost reductions achieved through cost rationalization efforts undertaken. Reductions in workforce and office closures resulted in charges of $0.1 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively.

YTD 2017 as compared to YTD 2016

Land
Revenues increased by $4.0 million, or 22%, for the six months ended June 30, 2017 as compared to 2016 primarily due to the aforementioned increase in the United States rig count and activity.

Offshore
Revenues decreased by $3.0 million, or 26%, for the six months ended June 30, 2017 as compared to 2016 primarily due to a decrease in the number of operating rigs in the United States and Indonesia in the six months ended June 30, 2017 as compared to 2016.

CDS, Parts, & Accessories
Revenues increased by $4.5 million for the six months ended June 30, 2017 as compared to 2016 due to increased CDS equipment and part sales driven by growing market acceptance of these tools for international operations. During the six months ended June 30, 2017, CDS equipment revenues were $2.8 million, compared to $0.7 million during the same period in 2016. Demand for Tubular Services accessories sales, particularly in the United States, also significantly increased.

Operating Loss
Tubular Services operating loss decreased by $5.1 million, or 33%, for the six months ended June 30, 2017 as compared to 2016 primarily due to increased Land and CDS, Parts & Accessories revenues and cost reductions achieved through cost rationalization efforts undertaken. Reductions in workforce and offices closures resulted in charges of $0.4 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

Q2 2017 as compared to Q2 2016

In line with the industry downturn, operating expenses decreased by $0.6 million, or 44%, during the three months ended June 30, 2017 as compared to 2016 primarily due to a decrease in spending related to targeted cost rationalization efforts.

YTD 2017 as compared to YTD 2016

In line with the industry downturn, operating expenses decreased by $1.4 million, or 46%, during the six months ended June 30, 2017 as compared to 2016 primarily due to a decrease in spending related to targeted cost rationalization efforts.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses, and certain selling and marketing expenses. Corporate and other expenses as a percent of revenues decreased to 14% from 17% for the three months ended June 30, 2017 and 2016, respectively.

Q2 2017 as compared to Q2 2016

Operating expenses during the three months ended June 30, 2017 were flat despite revenue increases compared to 2016 due to cost saving measures implemented in 2016 and 2015. The benefits of these cost saving measures are visible primarily in personnel cost and various austerity measures.

YTD 2017 as compared to YTD 2016

Operating expenses decreased by $2.4 million, or 18%, during the six months ended June 30, 2017 as compared to 2016 primarily due to cost saving measures implemented in 2016 and 2015. The benefits of these cost saving measures are visible primarily in personnel costs and various discretionary spending accounts.

Other Expense (Income)

Q2 2017 as compared to Q2 2016

Foreign Exchange Loss
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange was a loss of $0.5 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively. The change was primarily due to losses relating to exchange rate changes and reductions in net monetary assets subject to revaluation in Russia in the three months ended June 30, 2017.

Income Tax Provision
Income tax provision increased by $0.6 million for the three months ended June 30, 2017 as compared to the same period in 2016, due to certain tax jurisdictions where we remain profitable. Our effective tax rates were an expense of 3% and a 1% benefit for the three months ended June 30, 2017 and 2016, respectively.

YTD 2017 as compared to YTD 2016

Foreign Exchange Loss
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange was a loss of $0.3 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. The change was primarily due to losses relating to exchange rate changes and reductions in net monetary assets subject to revaluation in Argentina in the six months ended June 30, 2016.

Income Tax Provision
Income tax provision increased by $1.1 million for the six months ended June 30, 2017 as compared to the same period in 2016, due to certain tax jurisdictions where we remain profitable. Our effective tax rates were an expense of 6% and 0% for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from operations and available cash and cash equivalents. We had cash and cash equivalents of $72.5 million and $91.5 million at June 30, 2017 and December 31, 2016, respectively.

The decline in cash of $19.0 million during the first six months of 2017 was primarily driven by negative operating cash flow of $20.4 million. The use of cash from operations was driven by negative cash earnings of $13.5 million and an increase in working capital of $6.7 million. The increase in working capital, primarily from higher receivables, is related to the increase in revenue during the first six months and longer payment terms with certain customers. During the second half of 2017, cash levels are expected to remain approximately flat over the second quarter ending level as losses are expected to decrease and working capital levels are expected to decrease from lower inventory levels and higher receivables collections.

We believe our current cash balance is adequate to conduct our business for at least the next 12 months.

Off-Balance Sheet Arrangements

In addition to the lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report on Form 10-K, as of June 30, 2017, our off-balance sheet arrangements included letters of credit as noted below.

Letters of Credit
We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment into international countries and to secure our performance on certain contracts. As of June 30, 2017 and December 31, 2016, our total exposure under outstanding letters of credit was $2.3 million and $2.7 million, respectively. Of this amount, $2.0 million and $2.5 million were secured by restricted cash on deposit at June 30, 2017 and December 31, 2016, respectively.

Critical Accounting Estimates and Policies

Accounting policies are described in the notes to the audited consolidated financial statements and in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Annual Report on Form 10−K. The unaudited condensed consolidated financial statements were prepared in conformity with U.S. GAAP. Results of operations and financial condition, as reflected in the unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of the business and customers. While these issues require judgments that may be subjective, they are generally based on a significant amount of historical data and current market data. The most critical accounting policies are those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in the 2016 Annual Report on Form 10−K. During the three and six months ended June 30, 2017, there have been no material changes to the types of judgments, assumptions, and estimates upon which our critical accounting estimates are based.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures designed and maintained to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") are recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. As of June 30, 2017, the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer participated with management in evaluating the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer have concluded that, as of June 30, 2017, disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	August 8, 2017

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)
Date:	August 8, 2017

EXHIBIT INDEX

Exhibit No.	Description

3.1*
Restated Articles of Amalgamation of Tesco Corporation, dated May 29, 2007 (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K dated March 5, 2014 filed with the SEC on March 11, 2014)

10.1*+	Tesco Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Tesco Corporation's Definitive Proxy Statement filed with the SEC on March 27, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

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