Form 10-Q
period 2017-09-30
TESCO CORP
filed 2017-11-07
CIK 1022705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Number of common shares outstanding as of October 31, 2017:  46,756,282

In this Report, the terms "Tesco Corporation", "TESCO", "we", "us", "our", "ours", or "the Company" refers to Tesco Corporation and all of our subsidiaries.

Caution Regarding Forward-Looking Information

This report for the quarter ended September 30, 2017 ("Quarterly Report on Form 10-Q") contains forward-looking statements within the meaning of Canadian and United States securities laws, including within the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. From time to time, our public filings, press releases and other communications by our officers and representatives (such as conference calls and presentations) will contain forward-looking statements. Forward-looking information is often, but not always, identified by the use of words such as "anticipate", "believe", "expect", "plan", "intend", "forecast", "target", "project", "may", "will", "should", "could", "estimate", "predict", or similar words suggesting future outcomes or language suggesting an outlook. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements with respect to expectations of our prospects, future revenue, earnings, activities and technical results.

Such forward-looking statements may include, but are not limited to, statements regarding any projections of economic prospects, earnings, revenues or other financial items; any statements regarding the plans, strategies and objectives for future operations; any statements of expectation or belief; any statements regarding general industry conditions and competition; any statements regarding economic conditions, such as interest rate, commodity prices and currency exchange rate fluctuations; any statements regarding timing of development or potential expansion or improvements; any statements regarding commodity prices; any statements regarding the expected timing of the completion of the Arrangement with Nabors, our ability to complete the Arrangement with Nabors considering the various closing conditions, the benefits of such transaction and its impact on the participants’ businesses; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements and information are based on current beliefs as well as assumptions made by, and information currently available to, us concerning anticipated financial performance, business prospects, strategies and regulatory developments. Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. The forward-looking statements in this report are made as of the date it was issued, and we do not undertake any obligation to update publicly or to revise any of the included forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

 TESCO CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets
Cash and cash equivalents	$64,581	$91,489
Accounts receivable trade, net of allowance for doubtful accounts of $8,199 and $9,134 as of September 30, 2017 and December 31, 2016, respectively	44,577	33,320
Inventories, net	77,569	76,226
Income taxes recoverable	2,726	4,906
Prepaid and other current assets	13,784	15,034
Total current assets	203,237	220,975
Property, plant and equipment, net	106,842	120,743
Intangible and other assets, net	2,811	2,561
Total assets	$312,890	$344,279
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,571	$13,492
Deferred revenue	3,370	4,369
Income taxes payable	1,774	2,120
Accrued payroll and benefits	6,672	6,293
Accrued taxes other than income taxes	4,131	4,301
Other current liabilities	4,976	2,135
Total current liabilities	36,494	32,710
Deferred income taxes	326	406
Other liabilities	1,589	1,580
Total liabilities	38,409	34,696
Commitments and contingencies
Shareholders’ equity
Common shares; no par value; unlimited shares authorized; 46,756 and 46,688 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	268,666	264,940
Retained earnings (deficit)	(29,686)	9,142
Accumulated other comprehensive income	35,501	35,501
Total shareholders’ equity	274,481	309,583
Total liabilities and shareholders’ equity	$312,890	$344,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Products	$14,798	$10,236	$45,033	$35,680
Services	25,716	20,179	72,368	63,774
Total revenue	40,514	30,415	117,401	99,454
Operating expenses
Cost of sales and services
Products	13,471	16,965	43,440	47,068
Services	30,567	27,363	87,928	87,783
	44,038	44,328	131,368	134,851
Selling, general and administrative	8,391	6,725	20,745	20,691
Long-lived asset impairments	—	—	—	35,514
Research and engineering	788	1,248	2,401	4,258
Total operating expenses	53,217	52,301	154,514	195,314
Operating loss	(12,703)	(21,886)	(37,113)	(95,860)
Other expense (income)
Interest expense	165	196	287	850
Interest income	(37)	(42)	(141)	(471)
Foreign exchange loss (gain)	(127)	352	186	1,537
Other expense (income)	241	233	(85)	260
Total other expense	242	739	247	2,176
Loss before income taxes	(12,945)	(22,625)	(37,360)	(98,036)
Income tax provision (benefit)	83	(556)	1,468	(257)
Net loss	$(13,028)	$(22,069)	$(38,828)	$(97,779)
Loss per share:
Basic	$(0.28)	$(0.48)	$(0.83)	$(2.33)
Diluted	$(0.28)	$(0.48)	$(0.83)	$(2.33)
Weighted average number of shares:
Basic	46,755	46,382	46,733	42,039
Diluted	46,755	46,382	46,733	42,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(38,828)	$(97,779)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,159	22,516
Stock compensation expense	3,726	3,247
Bad debt expense (recovery)	(688)	514
Deferred income taxes	(81)	152
Amortization of financial items	—	406
Gain on sale of operating assets	(2,121)	(616)
Long-lived asset impairments	—	35,514
Changes in the fair value of contingent earn-out obligations	—	(74)
Changes in operating assets and liabilities:
Accounts receivable trade, net	(9,055)	24,780
Inventories, net	(1,344)	14,919
Prepaid and other current assets	602	3,164
Accounts payable and accrued liabilities	1,012	(12,668)
Income taxes payable	1,939	608
Other non-current assets and liabilities, net	595	(228)
Net cash used in operating activities	(27,084)	(5,545)
Investing Activities
Additions to property, plant, equipment and intangibles	(2,911)	(4,529)
Proceeds on sale of operating assets	2,439	2,865
Other, net	—	226
Net cash used in investing activities	(472)	(1,438)
Financing Activities
Proceeds from stock issuance	—	47,918
Stock issuance costs	—	(364)
Changes in restricted cash	648	(1,951)
Net cash provided by financing activities	648	45,603
Change in cash and cash equivalents	(26,908)	38,620
Cash and cash equivalents, beginning of period	91,489	51,507
Cash and cash equivalents, end of period	$64,581	$90,127
Supplemental cash flow information
Cash payments for interest	$—	$355
Cash payments for income taxes, net of refunds	(730)	1,350
Property, plant and equipment accrued in accounts payable	398	2,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TESCO CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(in thousands)

	Common stock shares	Common shares	Retained earnings (deficit)	Accumulated other comprehensive income	Total
For the nine months ended September 30, 2017
Balances at December 31, 2016	46,688	$264,940	$9,142	$35,501	$309,583
Net loss	—	—	(38,828)	—	(38,828)
Stock compensation related activity	68	3,726	—	—	3,726
Balances at September 30, 2017	46,756	$268,666	$(29,686)	$35,501	$274,481

For the nine months ended September 30, 2016
Balances at December 31, 2015	39,218	$212,383	$127,070	$35,501	$374,954
Net loss	—	—	(97,779)	—	(97,779)
Stock issuance, net of issue costs	7,131	47,554	—	—	47,554
Stock compensation related activity	55	3,247	—	—	3,247
Balances at September 30, 2016	46,404	$263,184	$29,291	$35,501	$327,976

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

Note 2—Combination of TESCO with Nabors Industries Ltd.

On August 13, 2017, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Nabors Industries Ltd, a Bermuda exempted company (“Nabors”), and Nabors Maple Acquisition Ltd. (“Nabors Maple”), a corporation organized under the laws of Alberta, Canada, pursuant to which Nabors Maple will acquire all of the issued and outstanding common shares of the Company (the “Tesco Common Shares”) pursuant to a statutory plan of arrangement under section 193 of the Business Corporations Act (Alberta) (the “Arrangement”).
Subject to the terms and conditions of the Arrangement Agreement, at the effective time of the Arrangement, each outstanding Tesco Common Share, other than Tesco Common Shares with respect to which dissent rights have been properly exercised and not withdrawn, will be exchanged for 0.68 of a common share of Nabors (“Nabors Shares”) (the “Share Consideration”). Each dissenting Tesco Common Share will be transferred to Nabors Maple in accordance with, and for the consideration contemplated in, the Arrangement Agreement.
Pursuant to the Arrangement, at the effective time of the Arrangement: (i) all outstanding, unexpired Company options to purchase Tesco Common Shares under any Company stock incentive plan (“Company Option”) will be accelerated, cancelled, and exchanged for the right to receive an amount in cash per share, less tax withholdings, equal to (a) the excess of the Market Value per share over the option’s exercise price, multiplied by (b) the aggregate number of Tesco Common Shares subject to such Company Option immediately prior to the effective time, and each Company Option with an exercise price per share that is equal to or greater than the Market Value will be cancelled for no consideration; (ii) all outstanding Company restricted stock units (including performance-based restricted stock units) (“RSUs”) will vest and be cancelled in exchange for the right to receive an amount in cash, less tax withholding, equal to (a) the Market Value per share, multiplied by (b) the aggregate number of Tesco Common Shares underlying the Company RSUs immediately prior to the effective time. Market Value means 0.68 multiplied by the closing price of one common share of Nabors on the New York Stock Exchange (“NYSE”) on the last trading day prior to the effective date of the Arrangement.
The closing of the Arrangement is subject to satisfaction of certain conditions, including, among others, approval of the Arrangement by the Company’s security holders; approval of the interim and final order by the Court of Queen’s Bench of Alberta, and receipt of any regulatory or stock exchange approvals, including approval of the NYSE. The Arrangement Agreement contains certain customary termination rights for both the Company and Nabors. In addition, upon termination of the Arrangement Agreement under specified circumstances, including in order to enter into a binding written agreement related to a superior proposal, the Company will be required to pay a cash termination fee of $8 million. As of September 30, 2017, the combination had not closed.

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

Note 4—Inventories, net

At September 30, 2017 and December 31, 2016, inventories, net of reserves for excess and obsolete inventories of $1.6 million and $9.1 million, respectively, by major classification were as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and component parts	$68,437	$66,731
Work in progress	3,473	3,420
Finished goods	5,659	6,075
	$77,569	$76,226

The decrease in the reserves is due to the application of $5.2 million reserves directly to specific inventory items and $2.3 million of disposals.

Note 5—Prepaid and Other Current Assets

At September 30, 2017 and December 31, 2016, prepaid and other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid taxes other than income	$2,125	$2,036
Prepaid insurance	1,237	1,180
Other prepaid expenses	2,987	3,118
Deposits	3,895	3,063
Restricted cash	2,845	3,493
Non-trade receivables	226	325
Deferred job costs	469	1,819
	$13,784	$15,034

Note 6—Property, Plant and Equipment

At September 30, 2017 and December 31, 2016, property, plant and equipment by major classification were as follows (in thousands):

	September 30, 2017	December 31, 2016
Land, buildings and leaseholds	$27,020	$27,499
Drilling equipment	263,084	264,388
Manufacturing equipment	13,412	13,188
Office equipment and other	28,155	28,452
Capital work in progress	1,426	3,887
	333,097	337,414
Less: Accumulated depreciation	(226,255)	(216,671)
	$106,842	$120,743

For the nine months ended September 30, 2017 and the year ended December 31, 2016, $3.1 million and $1.6 million, respectively, were capitalized into fixed assets from inventory, and the related cash expenditures were reflected through operating cash flow.

Depreciation and amortization expense for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales and services	$5,247	$7,186	$16,858	$21,879
Selling, general and administrative expense	87	156	301	637
	$5,334	$7,342	$17,159	$22,516

During the second quarter of 2017, we reevaluated the remaining useful life of our CDSTM assets in the Tubular Services segment and determined these assets had a remaining life of 7 years. This change was effective June 1, 2017, and has been accounted for prospectively.

Sale of Operating Assets

When pipe handling products that we manufacture are used in our rental fleet and subsequently sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within product sales of our Products segment. When CDSTM and other tubular services products that we manufacture or purchase are used in our operations and subsequently sold, the sales proceeds are included in revenue and the net book value of the equipment sold is included in cost of sales and services within CDS, parts and accessories of our Tubular Services segment. During the three and nine months ended September 30, 2017 zero and four used top drives were sold from our rental fleet. During the three and nine months ended September 30, 2016, zero and six used top drives were sold from our rental fleet.

Note 7—Warranties

Changes in our warranty reserves during the nine months ended September 30, 2017 were as follows (in thousands):

Nine Months Ended September 30, 2017
Balance as of December 31, 2016	$474
Provisions	127
Expirations	(156)
Claims	(141)
Balance as of September 30, 2017	$304

Note 8—Earnings per Share and Shareholders' Equity

Weighted Average Shares

The following table reconciles basic and diluted weighted average shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average number of shares outstanding	46,755	46,382	46,733	42,039
Dilutive effect of stock-based compensation	—	—	—	—
Diluted weighted average number of shares outstanding	46,755	46,382	46,733	42,039
Anti-dilutive options excluded from calculation due to exercise prices	—	—	—	—

There were approximately 558,000 and 474,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three and nine months ended September 30, 2017. There were approximately 426,000 and 408,000 shares excluded from the calculation of the diluted weighted average number of shares outstanding as the Company was in a net loss position for the three and nine months ended September 30, 2016. The inclusion of the shares would be anti-dilutive.

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

Note 9—Income Taxes

We are an Alberta, Canada corporation. We conduct business and are taxed on profits earned in certain jurisdictions around the world. Income taxes have been provided for based on the laws and rates in effect in the countries in which operations are conducted or in which we are considered a resident for income tax purposes.

Our income tax provision for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current tax provision (benefit)	$83	$(981)	$1,549	$(409)
Deferred tax provision (benefit)	—	425	(81)	152
Income tax provision (benefit)	$83	$(556)	$1,468	$(257)

Our effective tax rate, which is income tax expense as a percentage of loss before income taxes, was a 1% expense and a 4% expense for the three and nine months ended September 30, 2017, respectively, compared to a 2% benefit and 0% for the same periods in 2016. The current income tax expense for the three and nine months ended September 30, 2017 was due to certain tax jurisdictions where we remain profitable.

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

On September 28, 2017, a shareholder of the Company filed a lawsuit in the U.S. District Court for the Southern District of Texas against TESCO and its directors. Two other shareholders of the Company filed putative class action lawsuits in the U.S. District Court for the Southern District of Texas against the Company and its directors on September 29, 2017 and October 10, 2017, respectively. The lawsuits assert claims under Section 14(a) and Section 20 of the Securities Exchange Act and allege that the Company has made materially incomplete and misleading disclosures regarding the proposed arrangement between the Company, Nabors and Nabors Maple. At the current time, the Company believes the chance that it incurs a material loss related to the litigation is remote, so it has not made any accrual related to the litigation.

Other Contingencies

We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment into international countries and to secure our performance on certain contracts. As of September 30, 2017 and December 31, 2016, our total exposure under outstanding letters of credit was $2.0 million and $2.7 million, respectively. Of this amount, $2.0 million and $2.5 million were secured by restricted cash on deposit at September 30, 2017 and December 31, 2016, respectively.

Note 11—Segment Information

Business Segments

Significant financial information relating to our business segments is presented below (in thousands):

	Three Months Ended September 30, 2017
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$18,515	$21,999	$—	$—	$40,514
Depreciation and amortization	960	3,931	—	443	5,334
Operating loss	(2,171)	(2,305)	(788)	(7,439)	(12,703)
Other expense					242
Loss before income taxes					$(12,945)

	Three Months Ended September 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$16,957	$13,458	$—	$—	$30,415
Depreciation and amortization	1,395	5,356	—	591	7,342
Operating loss	(7,437)	(7,986)	(1,248)	(5,215)	(21,886)
Other expense					739
Loss before income taxes					$(22,625)

	Nine Months Ended September 30, 2017
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$58,089	$59,312	$—	$—	$117,401
Depreciation and amortization	2,644	13,058	—	1,457	17,159
Operating loss	(3,453)	(12,533)	(2,401)	(18,726)	(37,113)
Other expense					247
Loss before income taxes					$(37,360)

	Nine Months Ended September 30, 2016
	Products	Tubular Services	Research & Engineering	Corporate & Other	Total
Revenue	$54,122	$45,332	$—	$—	$99,454
Depreciation and amortization	3,862	16,676	2	1,976	22,516
Operating loss	(49,329)	(23,335)	(4,258)	(18,938)	(95,860)
Other expense					2,176
Loss before income taxes					$(98,036)

Other Charges

As a result of the uncertain prospects for the oilfield services and equipment sector and the impact on our business outlook, we continued certain cost rationalization efforts that were implemented in 2015 through 2017. Consequently, we recorded charges in continuing operations related to headcount reductions and office closures. The following table presents these charges and the related income statement classification to which the charges are included for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$159	$303	$349	$374	Cost of sales and services - Products
Tubular Services	454	305	707	478	Cost of sales and services - Services
Corporate & Other	—	—	(37)	—	Selling, general and administrative
	$613	$608	$1,019	$852

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Severance	Facility Closures	Severance	Facility Closures	Income Statement Classification
Products	$75	$—	$1,487	$25	Cost of sales and services - Products
Tubular Services	193	15	1,715	737	Cost of sales and services - Services
Corporate & Other	—	—	90	131	Selling, general and administrative
	$268	$15	$3,292	$893

Geographic Areas

We attribute revenue to geographic regions based on the location of the customer. Generally, for service activities, this will be the region in which the service activity occurs. For equipment sales, this will be the geographical region in which the product is initially deployed. Our revenue by geographic area for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$15,364	$9,035	$44,822	$33,969
Europe, Africa and Middle East	8,341	9,542	22,204	25,914
Asia Pacific	3,390	1,536	6,697	7,493
Russia	6,881	3,883	24,359	11,509
Latin America	5,070	5,631	13,323	17,246
Canada	1,468	788	5,996	3,323
	$40,514	$30,415	$117,401	$99,454

The location of our net property, plant and equipment by geographic area as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$5,790	$27,915	$7,739	$41,444
Europe, Africa and Middle East	6,145	9,636	2,245	18,026
Asia Pacific	3,906	6,012	353	10,271
Russia	10,570	1,201	4	11,775
Latin America	17,684	937	—	18,621
Canada	1,402	842	4,461	6,705
	$45,497	$46,543	$14,802	$106,842

	December 31, 2016
	Products	Tubular Services	Overhead, Corporate & Other	Total
United States	$6,959	$32,227	$9,232	$48,418
Europe, Africa and Middle East	6,263	10,355	2,308	18,926
Asia Pacific	3,417	9,315	478	13,210
Russia	10,956	954	7	11,917
Latin America	19,579	2,428	209	22,216
Canada	324	1,020	4,712	6,056
	$47,498	$56,299	$16,946	$120,743

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

Combination of TESCO with Nabors Industries Ltd.

On August 13, 2017, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Nabors Industries Ltd, a Bermuda exempted company (“Nabors”), and Nabors Maple Acquisition Ltd. (“Nabors Maple”), a corporation organized under the laws of Alberta, Canada, pursuant to which Nabors Maple will acquire all of the issued and outstanding common shares of the Company (the “Tesco Common Shares”) pursuant to a statutory plan of arrangement under section 193 of the Business Corporations Act (Alberta) (the “Arrangement”).
Subject to the terms and conditions of the Arrangement Agreement, at the effective time of the Arrangement, each outstanding Tesco Common Share, other than Tesco Common Shares with respect to which dissent rights have been properly exercised and not withdrawn, will be exchanged for 0.68 of a common share of Nabors (“Nabors Shares”) (the “Share Consideration”). Each dissenting Tesco Common Share will be transferred to Nabors Maple in accordance with, and for the consideration contemplated in, the Arrangement Agreement.
Pursuant to the Arrangement, at the effective time of the Arrangement: (i) all outstanding, unexpired Company options to purchase Tesco Common Shares under any Company stock incentive plan (“Company Option”) will be accelerated, cancelled, and exchanged for the right to receive an amount in cash per share, less tax withholdings, equal to (a) the excess of the Market Value per share over the option’s exercise price, multiplied by (b) the aggregate number of Tesco Common Shares subject to such Company Option immediately prior to the effective time, and each Company Option with an exercise price per share that is equal to or greater than the Market Value will be cancelled for no consideration; (ii) all outstanding Company restricted stock units (including performance-based restricted stock units) (“RSUs”) will vest and be cancelled in exchange for the right to receive an amount in cash, less tax withholding, equal to (a) the Market Value per share, multiplied by (b) the aggregate number of Tesco Common Shares underlying the Company RSUs immediately prior to the effective time. Market Value means 0.68 multiplied by the closing price of one common share of Nabors on the New York Stock Exchange (“NYSE”) on the last trading day prior to the effective date of the Arrangement.
The closing of the Arrangement is subject to satisfaction of certain conditions, including, among others, approval of the Arrangement by the Company’s security holders; approval of the interim and final order by the Court of Queen’s Bench of Alberta, and receipt of any regulatory or stock exchange approvals, including approval of the NYSE. The Arrangement Agreement contains certain customary termination rights for both the Company and Nabors, including, among other things, a termination right for either party if both parties consent in writing, if the transaction is not consummated by February 14, 2018 (subject to extension in certain events, including in the event required regulatory approvals have not been obtained) or if a court of competent jurisdiction has enjoined the Arrangement in a final and non-appealable order. In addition, upon termination of the Arrangement Agreement under specified circumstances, including in order to enter into a binding written agreement related to a superior proposal, the Company will be required to pay a cash termination fee of $8 million.

The foregoing summaries of the Arrangement Agreement and the transactions contemplated by the Arrangement Agreement, do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Arrangement Agreement, which is attached as Exhibit 2.1, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

In advance of the anticipated closing of the Transaction with Nabors, the Company has continued to operate as a separate publicly traded company bound by all of the obligations, practices and requirements associated therewith. Accordingly, the common stock of TESCO has continued to trade on the NASDAQ Stock Market under the symbol “TESO”.
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

Our Segments

Our operating structure is the basis for our internal and external financial reporting. As of September 30, 2017, our operating structure included the following business segments: (i) Products – top drives and automated pipe handling equipment sales, rentals and aftermarket sales and services, (ii) Tubular Services – onshore and offshore tubular services and sales of related products and accessories, (iii) Research & Engineering – internal research and development activities related to our proprietary tubular services and products development, and (iv) Corporate and Other – including executive management and several global support and compliance functions.

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

Below is a table that shows the average rig count by region for the three and nine months ended September 30, 2017 and 2016:

	Three Months Average Rig Count(1)		Nine Months Average Rig Count(1)
	September 30,		September 30,
	2017	2016	2017	2016
United States	947	480	859	485
Canada	208	121	207	111
Latin America	188	187	185	203
Asia Pacific	193	190	196	187
Middle East	394	385	390	392
Africa	84	80	83	87
Europe	88	94	93	97
Total	2,102	1,537	2,013	1,562
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

Outlook

In the third quarter of 2017, WTI and Brent crude oil prices were volatile, trading between mid-$40/bbl and $52/bbl. Today WTI and Brent crude oil prices have stabilized at nearly $55/bbl, but the risk of continued volatility remains high. We believe crude oil prices will remain volatile through the foreseeable future. U.S. rig count increased approximately 6% in the third quarter of 2017 as compared to the second quarter of 2017, and has recently stabilized around 910 rigs total with 889 on land as of October 27, 2017. Canadian rig count increased from the second quarter of 2017 by approximately 80% and is now at 191 rigs a of October 27, 2017, mostly due to seasonality rather than improved fundamentals. International and offshore rig counts remain stagnant.

The global outlook remains mixed. While there is market speculation that the U.S. rig count could decline in the fourth quarter of 2017 and into 2018, we remain cautiously optimistic that it will stay relatively flat, especially in a sustained $50+/bbl oil environment. So far, we have seen limited evidence of any significant activity declines on the part of our customers.

Despite the aforementioned indicators of increased stability, many industry experts continue to predict a prolonged downturn. In addition, we continue to see strong pricing pressures globally and do not anticipate any significant pricing recovery in the next few quarters. Accordingly, we have maintained many of the cost-control measures introduced at the onset of the decline, and we continue to realize benefits from our overhead and support structure optimization efforts. Although our core business is modestly recovering and the strong initiatives undertaken are contributing, we will continue to face significant challenges as the market continues to evolve. All the while, we remain highly focused on returning to a quarterly breakeven EBITDA run rate while minimizing cash usage over the next several quarters. The key drivers to this in the short term are growth in CDS land Evolution adoption and market share; acceleration of new and used CDS equipment and accessories revenues; continued gain in offshore tubular services market share in our established markets; and acceleration of all aftermarket sales and services offerings as rigs reactivate.

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

Operating results by business segments

Below is a summary of the operating results of our business segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment revenue
Products revenue
Product sales	$3,931	$4,368	$15,205	$16,951
Rental services	6,625	7,120	17,571	19,579
Aftermarket sales and services	7,959	5,469	25,313	17,592
	18,515	16,957	58,089	54,122
Tubular Services revenue
Land	$12,047	$7,793	$34,636	$26,365
Offshore	5,638	4,074	14,377	15,859
CDS, Parts & Accessories	4,314	1,591	10,299	3,108
	21,999	13,458	59,312	45,332

Revenue	$40,514	$30,415	$117,401	$99,454

Segment operating loss
Products	$(2,171)	$(7,437)	$(3,453)	$(49,329)
Tubular Services	(2,305)	(7,986)	(12,533)	(23,335)
Research and Engineering	(788)	(1,248)	(2,401)	(4,258)
Corporate and Other	(7,439)	(5,215)	(18,726)	(18,938)
Operating loss	$(12,703)	$(21,886)	$(37,113)	$(95,860)

Products Segment

Demand for our top drives and pipe handling products, rental services, and aftermarket sales and service depends primarily upon the level of drilling activity and capital spending of drilling contractors and E&P companies. Revenues from our Products segment are generated through top drive and automated pipe handling new and used equipment sales, rentals, and field and in-house aftermarket sales and service. Our rental fleet of top drive and pipe handling equipment is highly mobile, where we install the units on the customers' rig sites and charge a daily rate for rental operating days. Rental operating days are defined as a day that a unit in our rental fleet is under contract and operating. When we sell used equipment from our rental fleet we record revenue and cost of sales. Aftermarket sales and service consists of part sales and in-house shop and callout field services. We provide these services for top drives and automated pipe handling equipment we manufacture and for selected models of our competitors.

Q3 2017 as compared to Q3 2016

Product sales
Revenue decreased by $0.4 million, or 10%, for the three months ended September 30, 2017 as compared to 2016. Increased revenues in Russia were offset by declines in the United States and Middle East. In the three months ended September 30, 2017, we sold a total of four new top drives. In the same period in 2016, we sold a total of three new top drives.

Rental Services
Revenues decreased by $0.5 million, or 7%, for the three months ended September 30, 2017 as compared to 2016 due to decreased revenues in the United States and Russia. At September 30, 2017, utilization was 18% as compared to 21% utilization at September 30, 2016. The lower utilization was due to low operating days and contracted units.

Aftermarket Sales and Services
Revenues increased by $2.5 million, or 46%, for the three months ended September 30, 2017 as compared to 2016 primarily due to increased demand for parts and services in North America and Russia, which included several top drive upgrades in 2017.

Operating Loss
Products operating loss decreased by $5.3 million, or 71%, for the three months ended September 30, 2017 as compared to 2016 primarily due to increased revenues and reductions in operating expenses derived from our restructuring and cost rationalization efforts. Reductions in workforce and facility closures resulted in charges of $0.5 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively.

YTD 2017 as compared to YTD 2016

Product sales
Revenues decreased by $1.7 million, or 10%, for the nine months ended September 30, 2017 as compared to 2016. Increased revenues in Russia were offset by declines in the United States, Middle East and United Kingdom. In the nine months ended September 30, 2017, we sold a total of 17 top drives, of which 13 were new and four were used and sold from our rental fleet. In the same period in 2016, we sold a total of 15 top drives, of which nine were new and six were used and sold from our rental fleet.

Rental Services
Revenues decreased by $2.0 million, or 10%, for the nine months ended September 30, 2017 as compared to 2016. Increased revenues in Russia were offset by declines in Latin America.

Aftermarket Sales and Services
Revenues increased by $7.7 million, or 44%, for the nine months ended September 30, 2017 as compared to 2016 primarily due to increased demand for parts and services in North America and Russia, which included several top drive upgrades in 2017.

Operating Loss
Products operating loss decreased by $45.9 million, or 93%, for the nine months ended September 30, 2017 as compared to 2016 primarily due to the $33.6 million impairment of long-lived assets during the three months ended March 31, 2016, increases in aftermarket sales and services revenues and reductions in operating expenses derived from our restructuring and cost rationalization efforts. Reductions in workforce and facility closures resulted in charges of $0.7 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Q3 2017 as compared to Q3 2016

Land
Revenues increased by $4.3 million, or 55%, for the three months ended September 30, 2017 as compared to 2016 due to increases in the United States and Argentina, driven by an increase in activity.

Offshore
Revenues increased by $1.6 million, or 38%, for the three months ended September 30, 2017 as compared to 2016, driven by increased activity in the United States.

CDS, Parts, & Accessories
Revenues increased by $2.7 million, for the three months ended September 30, 2017 as compared to 2016 due to increased CDS equipment and part sales in the United States and Middle East, driven by growing market acceptance of these tools. During the three months ended September 30, 2017, CDS equipment revenues were $2.9 million, compared to $0.4 million during the same period in 2016.

Operating Loss
Tubular Services operating loss decreased by $5.7 million, or 71%, for the three months ended September 30, 2017 as compared to 2016 primarily due to increased revenues and cost reductions achieved through cost rationalization efforts undertaken. Reductions in workforce and facility closures resulted in charges of $0.8 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

YTD 2017 as compared to YTD 2016

Land
Revenues increased by $8.3 million, or 31%, for the nine months ended September 30, 2017 as compared to 2016 primarily due to the aforementioned increase in the United States and Argentina activity.

Offshore
Revenues decreased by $1.5 million, or 9%, for the nine months ended September 30, 2017 as compared to 2016 primarily due to a decrease in activity in Indonesia in the nine months ended September 30, 2017 as compared to 2016.

CDS, Parts, & Accessories
Revenues increased by $7.2 million for the nine months ended September 30, 2017 as compared to 2016 due to increased CDS equipment and part sales in the United States and Middle East, driven by growing market acceptance of these tools. During the nine months ended September 30, 2017, CDS equipment revenues were $5.7 million, compared to $1.1 million during the same period in 2016. Demand for Tubular Services accessories sales, particularly in the United States, also increased.

Operating Loss
Tubular Services operating loss decreased by $10.8 million, or 46%, for the nine months ended September 30, 2017 as compared to 2016 primarily due to increased Land and CDS, Parts & Accessories revenues and cost reductions achieved through cost rationalization efforts undertaken. Reductions in workforce and facility closures resulted in charges of $1.2 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Q3 2017 as compared to Q3 2016

In line with the industry downturn, operating expenses decreased by $0.5 million, or 37%, during the three months ended September 30, 2017 as compared to 2016 primarily due to a decrease in spending related to targeted cost rationalization efforts.

YTD 2017 as compared to YTD 2016

In line with the industry downturn, operating expenses decreased by $1.9 million, or 44%, during the nine months ended September 30, 2017 as compared to 2016 primarily due to a decrease in spending related to targeted cost rationalization efforts.

Corporate and Other Segment

Corporate and other expenses primarily consist of overhead, general and administrative expenses, and certain selling and marketing expenses.

Q3 2017 as compared to Q3 2016

Operating expenses increased by $2.2 million, or 43%, during the three months ended September 30, 2017 as compared to 2016 primarily due to $2.1 million in Nabors Transaction costs.

YTD 2017 as compared to YTD 2016

Operating expenses decreased by $0.2 million, or 1%, during the nine months ended September 30, 2017 as compared to 2016 as the aforementioned Nabors Transaction costs were offset by cost saving measures implemented in 2017 and 2016. The benefits of these cost saving measures are visible primarily in personnel costs and various discretionary spending accounts.

Other Expense (Income)

Q3 2017 as compared to Q3 2016

Foreign Exchange Loss (Gain)
Although our functional currency is the U.S. dollar, our operations have net assets and liabilities not denominated in the functional currency which exposes us to changes in foreign currency exchange rates that impact income. Foreign exchange was a gain of $0.1 million and a loss of $0.4 million for the three months ended September 30, 2017 and 2016, respectively.

Income Tax Provision (Benefit)
Income tax provision was $0.1 million for the three months ended September 30, 2017 as compared to a benefit of $0.6 million in the same period in 2016. Our effective tax rates were an expense of 1% and a 2% benefit for the three months ended September 30, 2017 and 2016, respectively.

YTD 2017 as compared to YTD 2016

Foreign Exchange Loss
Foreign exchange was a loss of $0.2 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. The change was primarily due to losses relating to exchange rate changes and reductions in net monetary assets subject to revaluation in Argentina in the nine months ended September 30, 2016.

Income Tax Provision (Benefit)
Income tax provision was $1.5 million for the nine months ended September 30, 2017 due to certain tax jurisdictions where we remain profitable, as compared to a benefit of $0.3 million in the same period in 2016. Our effective tax rates were an expense of 4% and 0% for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

We assess liquidity in terms of our ability to generate cash to fund operating, investing, and financing activities. Our primary sources of liquidity are cash flows generated from operations and available cash and cash equivalents. We had cash and cash equivalents of $64.6 million and $91.5 million at September 30, 2017 and December 31, 2016, respectively.

The decline in cash of $26.9 million during the first nine months of 2017 was primarily driven by negative operating cash flow of $27.1 million. The use of cash from operations was driven by negative cash earnings of $20.8 million and an increase in working capital of $6.8 million. The increase in working capital was driven by from higher receivables related to the increase in revenue during the first nine months and longer payment terms with certain customers. During the fourth quarter of 2017, cash levels are expected to increase over the third quarter ending level as working capital is expected to decrease from lower inventory and higher receivables collections.

We believe our current cash balance is adequate to conduct our business for at least the next 12 months.

Off-Balance Sheet Arrangements

In addition to the lease commitments as described in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Annual Report on Form 10-K, as of September 30, 2017, our off-balance sheet arrangements included letters of credit as noted below.

Letters of Credit
We are contingently liable under letters of credit and similar instruments that we enter in connection with the importation of equipment into international countries and to secure our performance on certain contracts. As of September 30, 2017 and December 31, 2016, our total exposure under outstanding letters of credit was $2.0 million and $2.7 million, respectively. Of this amount, $2.0 million and $2.5 million were secured by restricted cash on deposit at September 30, 2017 and December 31, 2016, respectively.

Critical Accounting Estimates and Policies

Accounting policies are described in the notes to the audited consolidated financial statements and in Part II, Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the 2016 Annual Report on Form 10−K. The unaudited condensed consolidated financial statements were prepared in conformity with U.S. GAAP. Results of operations and financial condition, as reflected in the unaudited condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of the business and customers. While these issues require judgments that may be subjective, they are generally based on a significant amount of historical data and current market data. The most critical accounting policies are those described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in the 2016 Annual Report on Form 10−K. During the three and nine months ended September 30, 2017, there have been no material changes to the types of judgments, assumptions, and estimates upon which our critical accounting estimates are based.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures designed and maintained to provide reasonable assurance that information required to be disclosed in the reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") are recorded, processed, summarized, and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. As of September 30, 2017, the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer participated with management in evaluating the effectiveness of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). The Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer have concluded that, as of September 30, 2017, disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In the normal course of our business, we are subject to legal proceedings brought by or against us and our subsidiaries. None of these proceedings involves a claim for damages exceeding ten percent of our current assets on a consolidated basis. See Part I, Item 1, "Financial Statements, Note 10" of this Report for a summary of certain ongoing legal proceedings including related to the Arrangement. Such information is incorporated into this Part II, Item 1—"Legal Proceedings" by reference.

Item 1A. Risk Factors.

See Part I, Item 1A—"Risk Factors" in our 2016 Annual Report on Form 10-K for a detailed discussion of the risk factors affecting us. Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A—"Risk Factors" disclosed in our 2016 Annual Report on Form 10-K.

Because the market value of Nabors Shares that our shareholders will receive in the Arrangement may fluctuate, our shareholders cannot be sure of the market value of the Arrangement consideration that they will receive in the Arrangement.

As Arrangement consideration, our shareholders will receive a fixed number of Nabors Shares, not a number of shares that will be determined based on a fixed market value. The market value of Nabors Shares and the market value of the Tesco Common Shares at the Effective Time may vary significantly from their respective values on the date that the Arrangement Agreement was executed or at other dates, such as the date of the Company’s proxy statement related to the Arrangement or the date of the special meeting of the securityholders. Share price changes may result from a variety of factors, including changes in Nabors’ or TESCO’s respective businesses, operations or prospects, regulatory considerations and general business, market, industry or economic conditions. The exchange ratio will not be adjusted to reflect any changes in the market value of Nabors Shares, the comparative value of the Canadian dollar and U.S. dollar or the market value of the Tesco Common Shares. Therefore, the aggregate market value of the Nabors Shares that a shareholder is entitled to receive at the time that the Arrangement is completed could vary significantly from the value of such shares on the date of the Company’s proxy statement related to the Arrangement, the date of the Special Meeting or the date on which a shareholder actually receives its Nabors Shares.

Upon completion of the Arrangement, our shareholders will become Nabors shareholders, and the market price for Nabors Shares may be affected by factors different from those that historically have affected TESCO.

Upon completion of the Arrangement, our shareholders will become Nabors shareholders. Nabors’ business differs from that of TESCO, and accordingly, the results of operations of Nabors will be affected by some factors that are different from those currently affecting the results of operations of TESCO. For a discussion of the business of TESCO and Nabors and of some important factors to consider in connection with those businesses, see our proxy statement related to the Arrangement and the documents attached to that proxy statement.

Certain rights of our shareholders will change as a result of the Arrangement.

Upon completion of the Arrangement, our shareholders will no longer be shareholders of TESCO, a corporation organized under the laws of Alberta, Canada, but will be shareholders of Nabors, a Bermuda exempted company. There will be certain differences between your current rights as one of our shareholders, on the one hand, and the rights to which you will be entitled as a Nabors shareholder, on the other hand. For a more detailed discussion of the differences in the rights of our shareholders and Nabors shareholders, see the section entitled “Comparison of Shareholder Rights” in our proxy statement related to the Arrangement.

There is no assurance when or if the Arrangement will be completed.

The completion of the Arrangement is subject to the satisfaction or waiver of a number of conditions as set forth in the Arrangement Agreement, including, among others, the receipt of Court, Tesco securityholder and regulatory approvals. There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to complete the Arrangement.

TESCO and Nabors have made various filings and submissions and are pursuing all required consents, orders and approvals in accordance with the Arrangement Agreement. No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the Arrangement will be satisfied. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. For example, these consents, orders and approvals may impose conditions on or require divestitures relating to the divisions, operations or assets of TESCO and Nabors or may impose requirements, limitations or costs or place restrictions on the conduct of TESCO’s or Nabors’ business, and if such consents, orders and approvals require an extended period of time to be obtained, such extended period of time could increase the chance that an adverse event occurs with respect to TESCO or Nabors, such as the loss of key personnel or that the Arrangement is not completed at all. Each party’s obligation to complete the Arrangement is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Arrangement Agreement. As a result of these conditions, TESCO and Nabors cannot provide assurance that the Arrangement will be completed on the terms or timeline currently contemplated, or at all. For more information, see the sections entitled “The Arrangement - Regulatory Approvals Required for the Arrangement” and “The Arrangement Agreement - Conditions to Closing” in our proxy statement related to the Arrangement.

The Company’s special meeting may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the Arrangement proposal is approved by Tesco’s securityholders at such special meeting, TESCO and Nabors would not be required to seek further approval of Tesco’s securityholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on TESCO or Nabors either before or after completing the Arrangement.

Nabors may not realize all of the anticipated benefits of the Arrangement.

Nabors and TESCO believe that the Arrangement will provide benefits to Nabors as described in our proxy statement related to the Arrangement. However, there is a risk that some or all of the expected benefits of the Arrangement may fail to materialize, or may not occur within the time periods anticipated by Nabors and TESCO. The realization of such benefits may be affected by a number of factors, including regulatory considerations and decisions, many of which are beyond the control of Nabors and TESCO. TESCO and Nabors have operated and, until completion of the Arrangement, will continue to operate, independently. The past financial performance of each of TESCO and Nabors may not be indicative of their future financial performance. Realization of the anticipated benefits of the Arrangement will depend, in part, on Nabors’ ability to successfully integrate TESCO’s business with Nabors’ business. Nabors will be required to devote management attention and resources to integrating TESCO’s business practices and support functions. The diversion of Nabors management’s attention and any delays or difficulties encountered in connection with the Arrangement and the coordination of the two companies’ operations could have an adverse effect on the business, financial results or financial condition of Nabors or Nabors’ share price following the Arrangement. The coordination process may also result in additional and unforeseen expenses.

Failure to realize all of the anticipated benefits of the Arrangement may impact the financial performance of Nabors, the price of the Nabors Shares and the ability of Nabors to continue paying dividends on its common shares at rates consistent with current dividend guidance or at all. The declaration of dividends by Nabors will be at the discretion of its board of directors, which may determine at any time to cease paying dividends, lower the dividend rate or not increase the dividend rate.

The announcement and pendency of the Arrangement could adversely affect each of TESCO’s and Nabors’ business, results of operations and financial condition.

The announcement and pendency of the Arrangement could cause disruptions in and create uncertainty surrounding each of TESCO’s and Nabors’ business, including affecting TESCO’s and Nabors’ relationships with their respective existing and future customers, suppliers and employees, which could have an adverse effect on TESCO’s or Nabors’ business, results of operations and financial condition, regardless of whether the Arrangement is completed. In particular, TESCO and Nabors could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Arrangement. TESCO and Nabors could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, each of TESCO and Nabors has expended, and continues to expend, management resources in an effort to complete the Arrangement, which resources are being diverted from TESCO’s and Nabors’ day-to-day operations.

If the Arrangement is not completed, TESCO common share prices may fall to the extent that the current prices of the Tesco Common Shares reflect a market assumption that the Arrangement will be completed. In addition, the failure to complete the Arrangement may result in negative publicity or a negative impression of TESCO in the investment community and may affect TESCO’s relationship with employees, customers, suppliers and other partners in the business community.

TESCO and Nabors will incur substantial transaction fees and costs in connection with the Arrangement.

TESCO and Nabors have incurred and expect to incur additional expenses in connection with the Arrangement and completion of the transactions contemplated by the Arrangement Agreement, including costs relating to obtaining required approvals and compensation change in control payments. TESCO and Nabors have incurred legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the Arrangement. Additional significant unanticipated costs may be incurred in the course of coordinating the businesses of TESCO and Nabors after completion of the Arrangement. Even if the Arrangement is not completed, TESCO and Nabors will need to pay certain costs relating to the Arrangement incurred prior to the date the Arrangement was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs may be significant. If the Arrangement Agreement is terminated under the circumstances specified in the Arrangement Agreement, TESCO may be required to pay Nabors a termination fee of $8 million, depending on the circumstances surrounding the termination.

Demands will be placed on TESCO and Nabors as a result of the Arrangement.

As a result of the pursuit and completion of the Arrangement, significant demands will be placed on the managerial, operational and financial personnel and systems of TESCO and Nabors. The future operating results of TESCO and Nabors will be affected by the ability of their respective officers and key employees to manage changing business conditions and to implement and expand their respective operational and financial controls and reporting systems in response to the Arrangement.

The termination of the Arrangement Agreement could negatively impact TESCO.

If the Arrangement is not completed for any reason, including as a result of our securityholders failing to approve the Arrangement proposal, the ongoing business of TESCO may be adversely affected and, without realizing any of the anticipated benefits of having completed the Arrangement, TESCO would be subject to a number of risks, including that TESCO may experience negative reactions from the financial markets, including a decline of its common share price (which may reflect a market assumption that the Arrangement will be completed); TESCO may experience negative reactions from the investment community, its customers, regulators and employees and other partners in the business community; TESCO may be required to pay certain costs relating to the Arrangement, whether or not the Arrangement is completed; and matters relating to the Arrangement will have required substantial commitments of time and resources by TESCO management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to TESCO had the Arrangement not been contemplated.

If the Arrangement Agreement is terminated and our board of directors seeks another business combination, our shareholders cannot be certain that TESCO will find a party willing to offer equivalent or more attractive consideration than the Arrangement consideration our shareholders would receive from Nabors in the Arrangement. If the Arrangement Agreement is terminated under the circumstances specified in the Arrangement Agreement, TESCO may be required to pay Nabors a termination fee of $8 million, depending on the circumstances surrounding the termination. See the section entitled “The Arrangement Agreement-Termination of the Arrangement Agreement” in our proxy statement related to the Arrangement for a more complete discussion of the circumstances under which the Arrangement Agreement could be terminated and when a termination fee and expense reimbursement may be payable by TESCO.

Except in specified circumstances, if the Arrangement is not completed by February 14, 2018, subject to extension in specified circumstances, either TESCO or Nabors may choose not to proceed with the Arrangement.

Either TESCO or Nabors may terminate the Arrangement Agreement if the Arrangement has not been completed by February 14, 2018, subject to extension to April 15, 2018 in the circumstances specified in the Arrangement Agreement. However, this right to terminate the Arrangement Agreement will not be available to TESCO or Nabors if the failure of such party to perform any of its obligations under the Arrangement Agreement has been the cause of or resulted in the failure of the Arrangement to be completed on or before such time. For more information, see the section entitled “the Arrangement Agreement - Termination of the Arrangement Agreement” in our proxy statement related to the Arrangement.

Future changes to U.S., Canadian and foreign tax laws could adversely affect Nabors.

The U.S. Congress, the Canadian House of Commons, the Organization for Economic Co-operation and Development, and other government agencies in jurisdictions where TESCO and Nabors do business have been focused on issues related to the taxation of multinational corporations. Specific attention has been paid to “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States, Canada and other countries in which TESCO and Nabors do business could change on a prospective or retroactive basis, and any such change could adversely affect TESCO or Nabors (or both).

Resales of Nabors Shares following the Arrangement may cause the market value of Nabors Shares to decline.

Nabors expects that it will issue a substantial number of Nabors Shares to acquire the Tesco Common Shares under the Arrangement. The issuance of these new shares and the sale of additional shares that may become eligible for sale in the public market from time to time could have the effect of depressing the market value for Nabors Shares. The increase in the number of Nabors Shares may lead to sales of such Nabors Shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market value of, Nabors Shares.

TESCO and Nabors may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Arrangement from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into Arrangement Agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management’s time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Arrangement, that injunction may delay or prevent the Arrangement from being completed.

Item 6.    Exhibits.

The Exhibit Index set forth below is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TESCO CORPORATION

	By:	/s/ FERNANDO R. ASSING
Fernando R. Assing, President and Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2017

	By:	/s/ CHRISTOPHER L. BOONE
Christopher L. Boone, Senior Vice President and Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)
Date:	November 7, 2017

EXHIBIT INDEX

Exhibit No.	Description

2.1*
Arrangement Agreement dated August 13, 2017 by and among Tesco Corporation, Nabors Industries Ltd., and Nabors Maple Acquisition Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2017)

3.1*
Restated Articles of Amalgamation of Tesco Corporation, dated May 29, 2007 (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

3.2*	Amended and Restated By-laws of Tesco Corporation (incorporated by reference to Exhibit 3.1 to Tesco Corporation’s Current Report on Form 8-K dated March 5, 2014 filed with the SEC on March 11, 2014)

10.1#	Form of Retention Program Agreement for Mike Niedermaier

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Fernando R. Assing, President and Chief Executive Officer of Tesco Corporation

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Christopher L. Boone, Senior Vice President and Chief Financial Officer of Tesco Corporation

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